Form 10QSB
period 1999-03-31
CAPITOL FEDERAL FINANCIAL
filed 1999-05-14
CIK 1074433

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

  For the transition period from ___________________ to ______________________

                        Commission File Number 333-68363


                            CAPITOL FEDERAL FINANCIAL
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               United States                                48-1212142
      -------------------------------                  ----------------------
     (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                    Identification Number)

     700 Kansas Avenue, Topeka, Kansas                         66603
-----------------------------------------------            -------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:    (785) 235-1341


     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Transitional Small Business Format:       Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock                                 91,512,287
---------------------------                  --------------------------
           Class                                 Shares Outstanding
                                                 as of May 12, 1999

                                    FORM 10-Q
                            Capitol Federal Financial
                                      INDEX

                                                                                   Page
PART I -- FINANCIAL INFORMATION                                                    Number
                                                                                   ------

Item 1.  Financial Statements
         Consolidated Balance Sheets at March 31, 1999 and September 30, 1998           3
         Consolidated Statements of Income for the three and six months ended
          March 31, 1999 and March 31, 1998                                             4
         Consolidated Statement of Stockholders' Equity for the six months
          ended March 31, 1999                                                          5
         Consolidated Statements of Cash Flows for the six months ended
          March 31, 1999 and March 31, 1998                                             6
         Notes to Consolidated Interim Financial Statements                             8
Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                    13
Item 3.  Quantitative and Qualitative Disclosures about Market Risk                    20

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                             21
Item 2.  Changes in Securities and Use of Proceeds                                     21
Item 3.  Defaults Upon Senior Securities                                               21
Item 4.  Submission of Matters to a Vote of Security Holders                           21
Item 5.  Other Information                                                             21
Item 6.  Exhibits and Reports on Form 8-K                                              21

Signature Page                                                                         22






                         PART 1 -- FINANCIAL INFORMATION

                    CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                         March 31,        September 30,
                                                                           1999               1998
                                                                      --------------      -------------
                                                                         (Unaudited)
                                                                               (dollars in thousands)
ASSETS:
Cash and cash equivalents                                             $    16,070         $   24,454
Securities purchased under agreement to resell                                  0            235,000
Investment securities held to maturity (market value of $100
 and $160,712)                                                                100            160,569
Capital stock of Federal Home Loan Bank                                    45,119             43,584
Mortgage-related securities:
   Available-for-sale                                                   1,436,162            747,991
   Held-to-maturity (market value of $280,567 and $319,128)               282,771            320,379

Loans held for sale, net                                                    1,098             14,578
Loans receivable, net                                                   3,871,958          3,711,152
Premises and equipment                                                     23,904             22,785
Real estate owned, net                                                      1,756              1,964
Accrued interest receivable                                                29,030             27,998
Deferred tax asset                                                         11,488                  0
Other assets                                                               11,435              5,347
                                                                      -----------         ----------
    Total Assets                                                       $5,730,891         $5,315,801
                                                                      ===========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits                                                               $3,950,384         $3,894,180
Advances from Federal Home Loan Bank                                      500,000            500,000
Securities sold under agreement to repurchase                             175,000            175,000
Advance payments by borrowers for taxes and insurance                      37,064             37,426
Deferred income taxes                                                      26,793             28,995
Accounts payable and accrued expenses                                      17,364             17,868
                                                                      -----------         ----------
   Total liabilities                                                    4,706,605          4,653,469

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares
 authorized; none issued                                                        0                  0
Common stock ($0.01 par value) 450,000,000 authorized;
 91,512,287 shares issued                                                     915                  0
Additional paid in capital                                                384,625                  0
Retained earnings                                                         657,250            649,199
Unrealized gains on mortgage-related securities available-for-sale         10,692             13,133
Unearned compensation, employee stock ownership plan                     (29,196)                  0
                                                                      -----------         ----------
   Total stockholders' equity                                           1,024,286            662,332

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $5,730,891         $5,315,801
                                                                      ===========         ==========


See accompanying notes to consolidated interim financial statements.

                    CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                             Three Months Ended                  Six Months Ended
                                                                  March 31,                          March 31,
                                                         ------------------------          --------------------------

                                                          1999              1998             1999              1998
                                                         -------          -------          --------          --------

INTEREST AND DIVIDEND INCOME:
Loans receivable                                         $70,236          $66,186          $140,182          $131,444
Mortgage-related securities                               22,827           12,732            39,070            26,576
Investment securities                                        ---            7,392               765            16,204
Securities purchased under agreement to resell             1,206            1,720             3,894             1,720
Cash and cash equivalents                                    662              946             1,763             2,397
Capital stock of Federal Home Loan Bank                      859              762             1,535             1,592
                                                         -------          -------          --------          --------
   Total interest and dividend income                     95,790           89,738           187,209           179,933

INTEREST EXPENSE:
Deposits                                                  49,498           50,110            99,830           101,198
Borrowings                                                12,048            6,444            21,928            13,021
                                                         -------          -------          --------          --------
   Total interest expense                                 61,546           56,554           121,758           114,219
                                                         -------          -------          --------          --------
Net interest and dividend income                          34,244           33,184            65,451            65,714
Provision for loan losses                                    135              ---               135               ---
                                                         -------          -------          --------          --------
   Net interest and dividend income after
     provision for loan losses                            34,109           33,184            65,316            65,714

OTHER INCOME:
Automated teller and debit card transaction fees             889              819             1,762             1,590
Checking account transaction fees                            637              577             1,389             1,411
Loan fees                                                    467              596               996             1,225
Insurance commissions                                        455              356               799               686
Other, net                                                   840              668             1,451             1,435
                                                         -------          -------          --------          --------
   Total other income                                      3,288            3,016             6,397             6,347

OTHER EXPENSES:
Salaries and employee benefits                             9,833            6,474            16,193            12,481
Occupancy of premises                                      2,066            1,726             4,431             3,838
Office supplies and related expenses                         820              834             1,570             1,551
Deposit and loan transaction fees                            977              922             1,928             1,657
Advertising                                                  652              669             1,028             1,045
Federal insurance premium                                    599              601             1,169             1,211
Contribution to Foundation                                30,231                             30,231
Other, net                                                   826              900             1,723             1,667
                                                         -------          -------          --------          --------
   Total other expenses                                   46,004           12,126            58,273            23,450
                                                         -------          -------          --------          --------

Income (loss) before income tax expense                  (8,607)           24,074            13,440            48,611

Income tax expense (benefit)                             (3,266)            9,663             5,289            19,478
                                                        --------          -------          --------          --------
NET INCOME (LOSS)                                       $(5,341)          $14,411          $  8,151          $ 29,133
                                                        ========          =======          ========          ========


See accompanying notes to consolidated interim financial statements.


                                         CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                        (Unaudited)


                                                                              Unrealized
                                                  Additional                   gains on          Unearned
                                        Common      Paid-In     Retained   mortgage-related    Compensation
                                        Stock       Capital     Earnings      securities          (ESOP)          Total
                                     ---------------------------------------------------------------------------------------

Balance at October 1, 1998              $    -     $      -    $649,199        $13,133           $      -       $662,332
Capitalization of Mutual Holding
 Company                                     -            -        (100)             -                  -           (100)
Net income for six months ended
 March 31, 1999                              -            -       8,151              -                  -          8,151
Unearned Compensation (ESOP)                 -            -           -              -            (30,245)       (30,245)
Issuance of 91,512,287 shares of
 $.01 par value common stock in
 initial public offering, net of
 conversion related expenses               915      384,625           -              -                  -        385,540
Amortization of unearned
 compensation, ESOP                          -            -           -              -              1,049          1,049
Change in unrealized gain or loss
 on securities available for sale            -            -           -         (2,441)                 -         (2,441)
                                     --------------------------------------------------------------------------------------
     TOTAL                                $915     $384,625    $657,250        $10,692           $(29,196)    $1,024,286
                                     =======================================================================================


See accompanying notes to consolidated interim financial statements.


                    CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            For Six Months Ended March 31,
                                                                          ---------------------------------

                                                                               1999                 1998
                                                                          ------------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $   8,151             $  29,133

Adjustments to reconcile net income to net cash provided by operating activities:

     Federal Home Loan Bank stock dividends                                  (1,535)               (1,593)
     Amortization of net deferred loan origination fees                      (5,255)                 (858)
     Provision for loan losses                                                  135                     0
     Provision for losses on real estate owned                                    0                   (11)
     Net loan origination fees capitalized                                    5,954                 1,252
     Gain on sales of real estate owned, net                                     57                   (65)
     Originations of loans held for sale                                        500                (9,985)
     Proceeds from sales of loans held for sale                              12,976                18,782
     Amortization and accretion of premiums and discounts                     2,023                  (270)
      on      mortgage related securities and investment securities
     Depreciation and amortization on premises & equipment                    1,637                 1,421
     Provision (benefit) for deferred income taxes                          (11,488)                    0
     Termination of Pension Plan                                              1,600
     Amortization of unearned compensation - ESOP                             1,049
Changes in:
     Accrued interest receivable                                             (1,033)                2,725
     Other assets                                                            (7,618)                1,410
     Income taxes payable                                                    (1,468)                 (836)
     Accounts payable and accrued expenses                                    1,863                (1,527)
                                                                         ----------             ---------
      Net cash provided by (used in) operating activities                     7,548                39,578

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities                           160,470               408,918
Purchases of investment securities                                                0              (200,000)
Purchases of securities under agreement to resell                        (1,383,410)             (271,910)
Principal collected on mortgage-related securities available-
 for-sale                                                                   316,571                52,849
Purchases of mortgage-related securities available-for-sale              (1,010,909)               58,547
Principal collected on mortgage-related securities held-to-
 maturity                                                                   216,068                26,669
Purchases of mortgage-related securities held-to-maturity                  (178,960)                    0
Loan originations net of principal collected on loans
 receivable                                                                (112,083)             (106,084)
Purchases of loans receivable                                               (50,731)              (65,114)
Purchases of premises and equipment, net                                     (2,756)               (2,584)
Proceeds from sales of real estate owned                                        361                 2,178
                                                                         ----------             ---------
   Net cash used in investing activities                                 (2,045,379)              (96,531)








CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits, net of payments                                                    56,104                89,842
Proceeds from advances from Federal Home Loan Bank                         (300,000)              (66,000)
Repayments on advances from Federal Home Loan Bank                          300,000                66,000
Proceeds from securities sold under agreement to repurchase               1,618,410                     0
Repayments of securities sold under agreement to repurchase                       0                72,934
Proceeds from stock issuance, net                                           355,295                     0
Advance payments by borrowers for taxes and insurance                          (362)               (9,082)
                                                                         ----------             ---------
   Net cash provided by financing activities                              2,029,447               153,694
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                                 (8,384)               96,741
CASH AND CASH EQUIVALENTS:
Beginning of Period                                                         $24,454               $31,188
End of Period                                                               $16,070              $127,929
                                                                         ==========             =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING TRANSACTIONS:
   Note received from ESOP in exchange for stock                            $30,245
                                                                         ==========


See accompanying notes to consolidated interim financial statements.

Notes to Consolidated Interim Financial Statements

1.   Basis of Financial Statement Presentation
The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles ("GAAP"). Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period ended September 30, 1998 contained in the Company's Prospectus dated February 11, 1999. The results for the three and six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. In particular, it is noted that during the second quarter of fiscal year 1999, the Company recorded a pre-tax expense of $30.2 million in conjunction with the formation of the Foundation and $2.6 million in conjunction with the termination of the existing pension plan and the implementation of the Employee Stock Ownership Plan ("ESOP").

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowances for losses on loans and real estate owned. While management believes that these allowances are adequate, future additions to the allowances may be necessary based on changes in economic conditions.

2.   Summary of Significant Accounting Policies
On March 31, 1999, Capitol Federal Financial (the "Company") completed the reorganization of Capitol Federal Savings and Loan Association, a federally chartered mutual savings and loan ("Capitol Federal Savings" or the "Bank"), into the federal mutual holding company form of ownership, whereby the Bank converted into a federally chartered stock savings bank as a wholly owned subsidiary of the Company, and the Company became a majority-owned subsidiary of Capitol Federal Savings MHC, a federally chartered mutual holding company (the "MHC") (the "Reorganization"). In connection with the Reorganization, the Company sold 37,807,183 shares of Company common stock, par value $0.01 per share ("Company Common Stock") at $10.00 per share, which net of issuance costs generated proceeds of $355.3 million, including shares issued to the ESOP. The Company also issued 52,192,817 shares of Company Common Stock to the MHC. As an integral part of the Reorganization and in furtherance of Capitol Federal Savings' commitment to the communities that it serves, Capitol Federal Savings and the Company established a charitable foundation known as the Capitol Federal Savings Foundation (the "Foundation") and contributed $15.1 million in cash and 1,512,287 shares to the Foundation. The Foundation will provide funding to support education, affordable housing, the United Way, and other charitable causes that will complement Capitol Federal Savings' existing community activities. In addition, the Company established an ESOP for the employees of the Company and the Bank which became effective with the completion of the Reorganization.

Additional information regarding the Reorganization is included in the Company's Registration Statement on Form S-1 filed on December 4, 1998, as amended.

3.   Loan Portfolio
The following table presents the Company's loan portfolio at the dates indicated.


                                                March 31, 1999          September 30, 1998
                                         --------------------------  ------------------------
                                            Amount       Percent       Amount       Percent
                                         -----------   ------------  ----------   -----------
Real Estate Loans:
    One- to four-family                   $3,662,927      93.65%    $3,504,799        93.47%
    Multi-family                              36,748       0.94         40,361         1.08
    Commercial                                13,508       0.35          9,069         0.24
    Construction or development               52,468       1.34         52,086         1.39
                                          ----------     ------     ----------      --------
           Total real estate loans         3,765,651      96.28      3,606,315        96.18

Other Loans:
    Consumer loans:
        Savings loans                         15,502       0.40         16,446         0.44
        Student                               19,481       0.50         20,120         0.54
        Home improvement                       2,131       0.05          2,776         0.07
        Automobile                             6,624       0.17          5,758         0.15
        Home equity                          101,306       2.59         97,829         2.61
        Other                                    350       0.01            420         0.01
                                          ----------     ------     ----------      -------
           Total consumer loans              145,394       3.72        143,349         3.82
    Commercial business loans                      8       0.00             10         0.00
                                          ----------     ------     ----------      -------

           Total other loans                 145,402       3.72        143,359         3.82
                                          ----------     ------     ----------      -------
           Total loans receivable          3,911,053     100.00%     3,749,674       100.00%

Less:
    Loans in process                          21,148                    21,690
    Deferred fees and discounts               13,772                    12,751
    Allowance for losses                       4,175                     4,081
                                          ----------                ----------
           Total loans receivable, net    $3,871,958                $3,711,152



4.  Non-Performing Loans

The following table presents the Company's non-performing loans, including non-accrual loans and real estate owned, at the dates indicated.


                                                  March 31,  September 30,
                                                    1999         1998
                                                -----------  -------------
Non-accruing loans:
     One-to four-family                           $6,488         $6,048
     Multi-family                                    ---            ---
     Commercial real estate                          ---            ---
     Construction or development                     ---            ---
     Consumer                                         22            181
     Commercial business                             ---            ---
                                                  ------         ------
         Total                                    $6,510         $6,229
                                                  ======         ======

Accruing loans delinquent more than 90 days:
     One- to four-family                             ---            ---
     Multi-family                                    ---            ---
     Commercial real estate                          ---            ---
     Construction or development                     ---            ---
     Consumer                                        ---            ---
     Commercial business                             ---            ---
                                                  ------         ------
         Total                                       ---            ---
                                                  ======         ======

Real Estate Owned:
     One- to four-family                          $1,893         $1,964
     Multi-family                                    ---            ---
     Commercial real estate                          ---            ---
     Construction or development                     ---            ---
     Consumer                                        ---            ---
     Commercial business                             ---            ---
                                                  ------         ------
         Total                                    $1,893         $1,964
                                                  ======         ======

         Total non-performing assets              $8,403         $8,193
                                                  ======         ======

         Total as a percentage of total assets     0.15%          0.15%
                                                  ======         ======

5.   Allowance for Loan Losses

The following table presents the Company's activity for loan losses at the dates and for the periods indicated.


                                         For the quarter       For the six
                                             ending           months ending
                                            March 31,            March 31,
                                         ----------------     ----------------
                                           1999     1998       1999      1998
                                         -------   ------     ------    ------

Balance at the beginning of period        $4,081   $1,639     $4,081    $1,639

Charge offs:
    One- to four-family                       33      ---         33       ---
    Multi-family                             ---      ---        ---       ---
    Commercial real estate                   ---      ---        ---       ---
    Construction or development              ---      ---        ---       ---
    Consumer                                   8      ---          8       ---
    Commercial business                      ---      ---        ---       ---
                                         -------   ------     ------    ------
        Total charge-offs                     41      ---         41       ---
                                         =======   ======     ======    ======

Recoveries:
    One- to four-family                      ---      ---        ---       ---
    Multi-family                             ---      ---        ---       ---
    Commercial real estate                   ---      ---        ---       ---
    Construction or development              ---      ---        ---       ---
    Consumer                                 ---      ---        ---       ---
    Commercial business                      ---      ---        ---       ---
                                         -------   ------     ------    ------
        Total charge offs                    ---      ---        ---       ---
                                         =======   ======     ======    ======

Net charge-offs                               41      ---         41       ---
Additions charged to operations              135      ---        135       ---
Balance at end of period                  $4,175   $1,639     $4,175    $1,639
                                         =======   ======     ======    ======

6.  Savings Portfolio
The table below presents the Company's savings portfolio at the dates indicated.


                                                    March 31, 1999                       September 30, 1998
                                         -----------------------------------      ---------------------------------
                                            Amount          Percent of Total        Amount       Percent of Total
                                         ------------      -----------------      -----------   -------------------

Demand deposits                            $  283,835            7.18%             $  260,440          6.69%
Passbook and passcard                         131,481            3.33                 129,180          3.32
Money market select                           293,945            7.44                 213,181          5.47
Cash fund                                     218,740            5.54                 225,356          5.79
Certificates                                3,022,383           76.51               3,066,023         78.73
                                           ----------                              ----------

        Total deposits                     $3,954,669          100.00%             $3,898,854        100.00%
                                           ==========          ======              ==========        ======


7.  Earnings Per Share
Earnings per share for quarters current and prior to March 31, 1999 are not meaningful, as the Bank's Reorganization was not completed until March 31, 1999.

8.  Equity
At March 31, 1999, the Bank exceeded all minimum regulatory requirements for a well capitalized institution as of March 31, 1999, with GAAP capital at 16.00% and risk-based capital of 35.30%. The Company declared a $0.10 per share dividend on April 21st to holders of record on May 5th payable on May 21st.

9.  Recent Accounting Pronouncements
In June 1997, FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The statement is effective for the Company's financial statements for the fiscal year ending September 30, 1999. The Company is prepared to comply with the additional reporting requirements of this Statement and does not anticipate that the implementation of this Statement will have a material impact on the consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133. "Accounting for Derivative Instruments and instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities. The Statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for the Company's financial statements for the fiscal year ending September 30, 2000. The adoption of this Statement is not expected to have material impact on the Company's consolidated financial statements.

In October 1998, the FASB issued SFAS No.134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." The Statement changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. The statement is effective for the Company's financial statements as of January 1, 1999. The implementation of this Statement had no material impact on the consolidated financial statements.

10.     Comprehensive Income
The only component of other comprehensive income is the change in the estimated fair value of mortgage- related securities available-for-sale. Comprehensive income (loss) was ($2.0) million for the three months ended March 31, 1999 and income of $5.7 million for the six months ended March 31, 1999.

11.     Commitments and Contingencies
In the normal course of business, the Company and its Subsidiaries are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the suits will have a materially adverse effect on the financial position or results of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capitol Federal Financial ("Company"), headquartered in Topeka, Kansas is a federally chartered savings and loan holding company incorporated in March 1999. The Company was organized at the direction of Capitol Federal Savings ("Bank") for the purpose of acquiring all of the common stock of the Bank issued in connection with the conversion of the Bank from mutual to stock form ("Conversion"). On March 31, 1999, the Bank completed its Conversion, and the Company sold 37,807,183 shares of its common stock at a price of $10.00 per share in a subscription offering ("Offering") to certain depositors of the Bank. At that time, the Company also issued 52,192,817 of its common stock to the MHC. The Conversion, the Offering and the issuance of Company common stock to the MHC are referred to collectively as the "Reorganization." In connection with the Reorganization, the Company established the Capitol Federal Savings Foundation ("Foundation") and made a charitable contribution of $15.1 million in cash and 1,512,287 shares of the Company's common stock to the Foundation, which resulted in a one-time charge relating to the funding of the Foundation of $30.2 million ($18.7 million net of tax). The net proceeds from the Offering, excluding shares issued to the ESOP, amounted to $355.3 million. The Company contributed $275.0 million of the remaining $325.1 of the proceeds from the Offering to the Bank in exchange for all of the issued and outstanding shares of common stock of the Bank. The Company had no significant assets or operations prior to March 31, 1999. Per share data is not applicable. The period ended March 31, 1999 is the Company's first earnings report as a public company. Presently, the only significant assets of the Company are the capital stock of the Bank, the Company's loan to the Employee Stock Ownership Plan and the investments of the net proceeds from the Offering retained by the Company. The Company is subject to the financial reporting requirements of the Securities Exchange Act of 1934, as amended.

Financial Condition
Assets. For the six month period ended March 31, 1999, total assets of the company increased $415.1 million, or 7.8%, from $5.32 billion at September 30, 1998 to $5.73 billion at March 31, 1999. This increase in total assets was primarily attributable to a $160.8 million, or 4.3%, increase in net loans receivable which increased from $3.71 billion at September 30, 1998 to $3.87 billion at March 31, 1999, and a $650.6 million increase in mortgage-related securities, or 60.9%, which increased from $1.07 billion at September 30, 1998 to $1.72 billion at March 31, 1999. These increases resulted from continued growth in the loan portfolio, particularly mortgage loans, and from the investment of Conversion proceeds and the use of proceeds from the maturity of $235.0 million of securities sold under agreement to resell. Total one- to four-family loan originations and purchase for the quarter ended March 31, 1999 were $329.7 million. Total originations of consumer loans for the quarter ended March 31, 1999 were $29.7 million.

Liabilities. Deposits increased $56.2 million, or 1.4%, from $3.89 billion at September 30, 1998, to $3.95 billion at March 31, 1999. This increase was attributable to $86.5 million of interest credits during the period. Borrowings, at the end of the period, remained unchanged from September 30, 1998.

Equity. Total stockholders' equity increased $361.9 million, or 54.6%, from $662.3 million at September 30, 1998, to $1.02 billion at March 31, 1999. The increase was primarily attributable to the funds raised by the Company in its Offering in connection with the Bank's Conversion.

Comparison of Operating Results for the Three Months Ended March 31, 1999 and 1998 General. For the three months ended March 31, 1999, the Company recognized a net loss of $5.3 million, compared to net income of $14.4 million for the three months ended March 31, 1998. Excluding the effect of the Reorganization related items, net income was $15.0 million for the quarter ended March 31, 1999.

The  Company's  efficiency  ratio,   exclusive  of  the  Reorganization  related
expenses, for the three months ended March 31, 1999 was 35.83% compared to 34.26% for the quarter ended March 31, 1998.

Net Interest Income. Net interest income for the three months ended March 31, 1999 was $34.2 million, an increase of $1.1 million from the same period last year. The increase was primarily the result of an increase of $1.36 billion in the balance of loans receivable and mortgage-related securities from $4.23 billion at March 31, 1998 to $5.59 billion at March 31, 1999 while total interest bearing liabilities increased $298.4 million from $4.33 billion at March 31, 1998 to $4.63 billion at March 31, 1999. The net interest rate spread for the quarter ended March 31, 1999 decreased 23 basis points. The Company's net interest rate spread at March 31, 1999 was 1.70%, down 17 basis points from 1.87% at March 31, 1998.

Interest Income. Interest income for the three months ended March 31, 1999 was $95.8 million, up from $89.7 million for the same period in 1998. The largest component of interest income is interest on loans. Interest on loans increased from $66.2 million for the three months ended March 31, 1998 to $70.2 million for the three months ended March 31, 1999. This increase of $4.0 million was the result of an increase in the average balance of loans which was partially offset by a decrease in the average yield earned. The average balance of loans receivable increased $423.6 million to $3.87 billion for the three months ended March 31, 1999 compared to $3.45 billion for the three months ended March 31, 1998, while the average yield on loans decreased 33 basis points to 7.34% for the quarter ended March 31, 1999 from 7.67% for the quarter ended March 31, 1998. The yield on loans receivable at March 31, 1999 was 7.17%. The increase in interest on loans was supplemented by an increase in interest on mortgage-related securities. Interest income on the mortgage-related securities increased $10.1 million from $12.7 million for the quarter ended March 31, 1998 to $22.8 million for the quarter ended March 31, 1999. The average balance of mortgage-related securities increased $877.5 million from $646.8 million at March 31, 1998 to $1.52 billion at March 31, 1999, while the average yield decreased from 7.03% for the quarter ended March 31, 1998 to 6.49% for the quarter ended March 31, 1999. The yield on mortgage-related securities at March 31, 1999 was 6.58%. The increase in interest income on loans and mortgage-related securities was offset by a reduction in interest income on investment securities. Investment security income for the quarter ended March 31, 1999 was less than $1,000 compared to $7.4 million for the quarter ended March 31, 1998. Investment securities were allowed to mature and were replaced with higher rate mortgage-backed securities and CMO's.

Interest Expense. Interest expense increased during the quarter ended March 31, 1999 to $61.5 million, up from $56.5 million for the same period in 1998.
Substantially all of the Bank's interest expense is from the Bank's interest-bearing deposits. For the quarter ended March 31, 1999 interest expense on deposits was $49.5 million compared to $50.1 million for the quarter ended March 31, 1998, a decrease of $612,000. The decrease was due to a reduction in interest rates paid on short-term deposits, a reduction in the rate paid on money market accounts, and certificates of deposit maturing and renewing into lower rate accounts. The average balance of deposits increased during the quarter ended March 31, 1999 to $3.95 billion compared to $3.86 billion for the quarter ended March 31, 998, an increase of $89.1 million, or 2.3%. At March 31, 1999, the average cost of deposits was 5.19%. Interest expense on borrowings for the quarter ended March 31, 1999 was $12.0 million compared to $6.4 million for the quarter ended March 31, 1998, an increase of $5.6 million, or 87.5%. The average balance of borrowings for the quarter ended March 31, 1999 was $875.0 million compared to $450.0 million for the quarter ended March 31, 1998, and increase of 425.0 million, or 94.4%. The increase is due to additional long-term fixed rate advances from the Federal Home Loan Bank and short-term advances taken out during the quarter to pre-fund the investment of the proceeds from the Offering prior to completing the Reorganization. The average cost of the borrowings for the quarter ended March 31, 1999 was 5.54% compared to 5.31% for the quarter ended March 31, 1998. The average rate paid on borrowings at March 31, 1999 was 5.73%.

Provision for Loan Losses. The provision for loan losses of $135,000 resulted from the assessment of the estimated losses inherent in the loan portfolio resulting from the formula allowance, specific allowances for identified problem loans and portfolio segments. There were no charges to the provision for loan losses for the quarter ended March 31, 1998.

Noninterest Income. Total noninterest income for the quarter ended March 31, 1999 was $3.3 million, up from $3.0 million for the quarter ended March 31, 1998. There were no significant changes in noninterest income for any category for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1999.

Noninterest Expense. Total noninterest expense increased $33.9 million to $46.0 million for the quarter ended March 31, 1999 compared to $12.1 million for the same period in 1998. The increase in noninterest expense was primarily due to Reorganization related activities including the contribution to the Capitol Federal Foundation of cash and stock totalling $30.2 million, the termination of the existing pension plan of $1.6 million and the establishment of the ESOP and accrued ESOP benefits of $1.0 million. Excluding the Reorganization related items, noninterest expense was $13.2 million for the quarter ended March 31, 1999 compared to $12.1 million for the quarter ended March 31, 1998, or an increase of 9.1%. This increase, exclusive of the Reorganization related expense, is due to increases in personnel expense as a result of adding two new limited service branches, one full service branch and other staff increases in support departments and increased occupancy costs associated with the new locations.

Income Tax Expense. Income tax expense decreased from $9.7 million for the quarter ended March 31, 1998 to a benefit of $3.3 million for the quarter ended March 31, 1999. The reduction is primarily the result of the tax benefit associated with the contribution to the Foundation and the other Reorganization related expenses.

Comparison of Operating Results for the Six Months Ended March 31, 1999 and 1998 General. For the six months ended March 31, 1999, the Company recognized net income of $8.1 compared to net income of $29.1 million for the six months ended March 31, 1998. Noninterest expense increased $34.9 million for the six months ended March 31, 1999 compared to the same period last year. This increase was in part offset by a reduction in income tax expense of $14.2 million. The efficiency ratio, exclusive of the Reorganization related expenses, for the six months ended March 31, 1999 was 36.15% compared to 33.29% for the six months ended March 31, 1998.

Net Interest Income. Net interest income for the six months ended March 31, 1999 was $65.5 million compared to $65.7 million for the six months ended March 31, 1999, an decrease of $263,000, or 0.4%. The average net interest rate spread decreased 14 basis points from 2.00% for the six month period ending March 31, 1998 to 1.86% for the six month period ended March 31, 1999.

Interest Income. Interest income for the six months ended March 31, 1999 was $187.2 million, up from $179.9 million for the six months ended March 31, 1998. The largest component of interest income is interest on loans receivable. Interest on loans increased from $131.4 million for the six months ended March 31, 1998 to $140.2 million for the six months ended March 31, 1999. This increase of $8.8 million is the result of an increase in the average balance of loans receivable which was partially offset by a decrease in the average yield earned. The average balance of loans increased $363.9 million to $3.78 billion for the six months ended March 31, 1999 from $3.41 billion for the six months ended March 31, 1998. The average yield on loans decreased 32 basis points from 7.71% for the six months ended March 31, 1998 to 7.39% for the six months ended March 31, 1999. The increase in interest on loans was supplemented by an increase in the average balance of mortgage-related securities. The average balance of mortgage-related securities increased $634.6 million, or

93.8%, from $676.2 million for the six months ended March 31, 1998 to $1.31 billion for the six months ended March 31, 1999, while the average yield for the six months ended March 31, 1999 was 6.54% down from 7.00% for the quarter ended March 31, 1998. Interest on investment securities was $16.2 million for the six months ended March 31, 1998 compared to $765,000 for the six months ended March 31, 1999. Investment securities were allowed to mature and were replaced with higher rate mortgage-backed securities and CMO's.

Interest Expense. Interest expense increased during the six month period ended March 31, 1999 to $121.7 million from $114.2 million for the six months ending March 31, 1998. Substantially all of the Bank's interest expense is from the Bank's interest-bearing deposits. Interest expense on deposits decreased from $101.2 million for the six months ended March 31, 1998 to $99.8 million for the six months ended March 31, 1999, a $1.4 million decrease, or 1.4%. The average cost of deposits decreased to 5.08% for the six months ended March 31, 1999 from 5.28% for the six months ended March 31, 1998, or 20 basis points. Interest expense on borrowings increased to $21.9 million from $13.0 million, an $8.9 million increase, or 68.5%. The average balance of borrowings increased from $450.0 million for the six months ended March 31, 1998 to $774.0 million for the six months ended March 31, 1999. The average cost of borrowings dropped from 5.75% for the six months ended March 31, 1998 to 5.64% for the six months ended March 31, 1999. Additional borrowings during the year between March 31, 1998 and March 31, 1999 lowered the average cost of borrowings while at the same time increasing the amount of borrowed money.

Provision for Loan Losses. The provision for loan losses of $135,000 resulted from the assessment of the estimated losses inherent in the loan portfolio resulting from the formula allowance, specific allowances for identified problem loans and portfolio segments. There were no charges to the provision for loan losses for the six months ended March 31, 1998.

Noninterest Income. Total noninterest income for the six month period ended March 31, 1999 was $6.4 million, up slightly from the $6.3 million for the six month period ended March 31, 1998. There were no significant changes in noninterest income between the periods.

Noninterest Expense. Total noninterest expense increased $34.8 million to $58.3 million for the six months ended March 31, 1999, up from $23.4 million for the six months ended March 31, 1998. The increase in noninterest expense was primarily due to Conversion related activities including the contribution to the Capitol Federal Foundation of cash and stock totalling $30.2 million, the termination of the existing pension plan of $1.6 million and the establishment of the ESOP and accrued ESOP benefits of $1.0 million. Exclusive of the Reorganization related expenses, noninterest expense was up $2.1 million to $25.5 million for the six months ended March 31, 1999 compared to $23.4 million for the six months ended March 31, 1998, or 9.0%. The increase is due to a $1.1 million increase in compensation related expenses and $593,000 increase in occupancy expense. The increase in compensation related expenses is due primarily to the opening of two limited service branches, one full service branch, and an increase in support staff. The increase in occupancy related expenses is primarily related to the cost of operating three new locations.

Income Tax Expense. Income tax expense decreased from $19.5 million for the six month period ended March 31, 1998 to $5.3 million for the six months ended March 31, 1999. The reduction is primarily the result of less income before income tax expense and the tax benefit associated with the contribution to the Foundation.

Impact of the Year 2000 Issues

General. The Year 2000 issue confronting Capitol Federal Savings and its suppliers, customers, customers suppliers and competitors, centers on the inability of computer systems to recognize the year 2000 ("Y2K").

Many existing computer programs and systems originally were programmed with six digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000.

Financial institution regulators recently have increased their focus upon Y2K compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institution Examination Council has issued several interagency statements on Y2K Project Management Awareness. These statements require financial institutions to, among other things, examine the Y2K implications of their reliance on vendors with respect to data exchange and the potential impact of the Y2K issue on their customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan to address the Y2K issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions to assure resolution of any Y2K problems. The federal banking agencies have assured that Y2K testing and certification is a key safety and soundness issue in conjunction with regulatory exams and thus, that an institution's failure to address appropriately the Y2K issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions or the imposition of civil money penalties.

Risk. Like most financial service providers, Capitol Federal Savings and its operations may be significantly affected by the Y2K issue due to its dependence on technology and date-sensitive data. Computer software, hardware and other equipment, both within and outside Capitol Federal Savings' direct control and third parties with whom Capitol Federal Savings electronically or operationally interfaces are likely to be affected. If computer systems are not modified in order to be able to identify the year 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date field information, such as interest, payment or due dates and other operating functions, could generate results which are significantly misstated, consequently Capitol Federal Savings could experience an inability to process transactions, prepare statements or engage in similar normal business activities. Likewise, under certain circumstances a failure to adequately address the Y2K issue could adversely affect the viability of Capitol Federal Savings' suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Y2K issue could result in a significant adverse impact on Capitol Federal Savings' operations and, in turn, its financial condition and results of operations.

     State of Readiness. During April 1997, Capitol Federal Savings formulated its plan to address the Y2K issue. Since that time, Capitol Federal Savings has taken the following steps:


o    Established senior management advisory and review responsibilities;

o    Completed a company-wide inventory of application and system software;

o    Built an internal tracking database for application and vendor software;

o    Developed compliance plans and schedules for all lines of business;

o    Remediated or replaced all mission critical applications;

o    Began computer code testing;

o    Initiated vendor compliance verification;

o Began awareness and education activities for employees through existing internal communication channels; and

o Developed a process to help educate customers on the Y2K issue as well as respond to customer inquiries.

     The following paragraphs summarize the phases of Capitol Federal Savings' Y2K plan:

                  Awareness Phase. Capitol Federal Savings' senior management formally established a Y2K plan, and a project team was assembled for management of the Y2K project. The project team created a plan of action that includes milestones, budget estimates, strategies, and methodologies to track and report the status of the project. Members of the project team also attended conferences and information sharing sessions to gain more insight into the Y2K issue and potential strategies for addressing it. This stage is substantially complete.

                  Assessment Phase. Capitol Federal Savings' strategies were further developed with respect to how the objectives of the Y2K plan would be achieved, and a Y2K business risk assessment was made to quantify the extent of Capitol Federal Savings' Y2K exposure. A corporate inventory, which is periodically updated as new technology is acquired and as systems progress through subsequent phases, was developed to identify and monitor Y2K readiness for information systems (hardware, software, utilities, and vendors) as well as environmental systems (security systems, facilities, etc.). Systems were prioritized based on business impact and available alternatives. As part of this process, 118 vendors and 2,458 programs were identified as mission critical. Mission critical systems supplied by vendors were researched to determine Y2K readiness. As of March 31, 1999, all mission critical programs were identified as or determined to be Y2K-ready. As of March 31, 1999, all mission critical vendors had indicated they would be Y2K-ready. If Y2K-ready versions were not available, Capitol Federal Savings began identifying functional replacements which were upgradable or are currently Y2K-ready, and a formal plan was developed to repair, upgrade or replace all mission critical systems. This phase is substantially complete.

                  Capitol Federal Savings' larger borrowers have been evaluated for Y2K exposure using a questionnaire developed by Capitol Federal Savings' Y2K Business Systems Team. As part of the current credit approval process, all new and renewed loans are evaluated for Y2K risk. Capitol Federal Savings' loan policy clearly states that all loans, especially commercial real estate loans, require an analysis of the impact of Y2K issues on the creditworthiness of the borrower prior to approval. Commercial real estate loans represent only 0.35% of total loans at March 31, 1999, and all are secured by real estate. No commercial real estate borrower was identified as mission critical during the assessment process due to the size, nature, and collateral of commercial real estate loans at Capitol Federal Savings. While Capitol Federal Savings will continue to monitor the progress being made by its larger borrowers in addressing their own Y2K issues, to date Capitol Federal Savings is generally satisfied with these customers' responses to Capitol Federal Savings' inquiries.

                  Renovation Phase. Capitol Federal Savings' corporate inventory revealed that Y2K upgrades were available for all vendor supplied mission critical systems, and these Y2K-ready versions have been delivered, installed and have entered the validation process. Capitol Federal Savings has substantially renovated all mission critical proprietary software.

                  Validation Phase. The validation phase is designed to test the ability of hardware and software to accurately process date sensitive data. Capitol Federal Savings currently is in the process of validation testing of each mission critical system. Capitol Federal Savings has created a test environment comprised of an IBM Multiprise 2000 dedicated to Y2K testing which is virtually insulated from production and development environments. Capitol Federal Savings anticipates that the validation phase will follow the estimated industry norm in that it will absorb at least 50% of the total Y2K resources (computer and personnel) over the life cycle of the project. Capitol Federal Savings has increased staff in anticipation of that work effort. As of March 31, 1999, the validation phase is complete for all mission critical applications. During the validation testing process to date, no significant Y2K problems have been identified relating to any modified or upgraded mission critical systems.

                  Implementation Phase. Capitol Federal Savings' plan calls for putting Y2K-ready code into production before having actually completed Y2K validation testing. Y2K-ready modified or upgraded versions have been installed and placed into production with respect to all proprietary mission critical systems.

     Bank Resources Invested. Capitol Federal Savings' Y2K project team has completed the task of ensuring that all mission critical systems across Capitol Federal Savings are identified, analyzed for Y2K compliance, corrected if necessary, tested, and changes implemented. The Y2K project team members represent all functional areas of Capitol Federal Savings, including branches, data processing, loan administration, accounting, item processing and operations, compliance, internal audit, human resources, and marketing. The team is headed by an Executive Vice President who reports directly to the President. Capitol Federal Savings' board of directors oversees the Y2K plan and provides guidance and resources to and receives monthly updates from the Y2K project team leader.

     Capitol Federal Savings is expensing all costs associated with required system changes as those costs are incurred, and such costs are being funded through operating cash flows. The total cost of the Y2K conversion project for Capitol Federal Savings is estimated to be $2.3 million. Expenses of approximately $1.1 million were incurred and expensed through March 31, 1999. Y2K expenses are not expected to exceed the budget, and Capitol Federal Savings does not expect significant increases in future data processing costs relating to Y2K compliance.

     Contingency Plans. During the assessment phase, Capitol Federal Savings began to develop back-up or contingency plans for each of its mission critical systems. A few of Capitol Federal Savings' mission critical systems are dependent upon third party vendors or service providers, therefore, contingency plans include selecting a new vendor or service provider and converting to their system. In the event a current vendor's system fails during the validation phase, and it is determined that the vendor is unable or unwilling to correct the failure, Capitol Federal Savings will convert to a new system from a pre-selected list of prospective vendors. In each case, realistic trigger dates have been established to allow for orderly and successful conversions. For some systems, contingency plans consist of using or reverting to manual systems until system problems can be corrected.

     Capitol Federal Savings has identified a worst case scenario that envisions the possibility of the lack of power and/or communication services for a period of time in excess of one day. Contingency planning is an integral part of Capitol Federal Savings' Y2K readiness plan. Key operating personnel are actively analyzing services that will be supported during extended outages and preparing written plans and procedures to train Bank personnel. The contingency plans are tested when practical to validate the effectiveness of contingent procedures.

     Virtually all of Capitol Federal Savings' mission critical systems are written and maintained by Capitol Federal Savings' Information Systems Department. During 1998, Capitol Federal Savings hired additional programmers to assist in completing the project on time. Contingency plans have been adopted which includes hiring more programmers or to contract with programmers to speed the renovation process, if necessary. As of March 31, 1999, 100% of all mission critical proprietary software has been renovated. Although there can be no assurances, Capitol Federal Savings does not anticipate any material adverse effect on its operations as a result of the impact of the Y2K issue.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Asset and Liability Management and Market Risk" in the Company's prospectus dated February 11, 1999.

                           Part 2 -- OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable

Item 2.  Use of Proceeds From Registered Securities

The Company's initial registration statement (No. 333-68363) on Form S-1 was declared effective on February 11, 1999. The subscription offering commenced on February 12, 1999 and terminated on March 17, 1999. Charles Webb & Co., a division of Keefe, Bruyette & Woods, Inc., assisted the Company, on a best efforts basis, in the offering. The sale in the offering of 37,807,183 of the Company's common stock closed on March 31, 1999 for gross proceeds of $378,071,830. Net of offering costs and expenses of approximately $7,654,385, the offering generated net proceeds of $370.4 million. Of such proceeds, $30.2 million was loaned to the Company's ESOP for the purchase by the ESOP of 3,024,574 shares of Common Stock, $275.0 million was paid to the Bank in exchange for all of the common stock of the Bank issued in its reorganization from a federally-chartered mutual savings and loan to a federally-chartered stock savings and loan. A total of $50.0 million was retained by the Company.

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

                                   Signatures


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CAPITOL FEDERAL FINANCIAL




Date: May 14, 1999               By: /s/ John C. Dicus
      -------------------------     -----------------------------------------
                                     John C. Dicus, Chairman and
                                      Chief Executive Officer



Date: May 14, 1999               By: /s/ Neil F.M. McKay
      -------------------------     -----------------------------------------
                                     Neil F.M. McKay, Executive Vice President
                                      and Chief Financial Officer

                                Index to Exhibits


                                  Sequentially
                                  Numbered Page
Exhibit                           Where Attached
Number                            Exhibits are Located


27      Financial Data Schedule           24