Form 10-Q
period 1999-06-30
CAPITOL FEDERAL FINANCIAL
filed 1999-08-13
CIK 1074433

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                        Commission File Number 333-68363


                            CAPITOL FEDERAL FINANCIAL
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         United States                                         48-1212142
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                           Identification Number)

     700 Kansas Avenue, Topeka, Kansas                           66603
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:             (785) 235-1341

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Transitional Small Business Format:                     Yes [  ]         No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Common Stock               91,512,287
                    ------------          ---------------------
                       Class               Shares Outstanding
                                          as of August 13, 1999

                                    FORM 10-Q
                            Capitol Federal Financial
                                      INDEX



                                                                                                              Page
PART I -- FINANCIAL INFORMATION                                                                              Number
         Consolidated Balance Sheets at June 30, 1999 and September 30, 1998                                   3
         Consolidated Statements of Income for the three and nine months ended                                 4
          June 30, 1999 and June 30, 1998
         Consolidated Statement of Stockholders' Equity for the nine months
          ended June 30, 1999                                                                                  5
         Consolidated Statements of Cash Flows for the nine months ended
          June 30, 1999 and June 30, 1998                                                                      6
         Notes to Consolidated Interim Financial Statements                                                    8
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                                        13
Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                            20

PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings                                                                                     21
Item 2.  Changes in Securities and Use of Proceeds                                                             21
Item 3.  Defaults Upon Senior Securities                                                                       21
Item 4.  Submission of Matters to a Vote of Security Holders                                                   21
Item 5.  Other Information                                                                                     21
Item 6.  Exhibits and Reports on Form 8-K                                                                      21

Signature Page                                                                                                 22


                         PART 1 -- FINANCIAL INFORMATION

                    CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                   June 30,           September 30,
                                                                                     1999                 1998
                                                                                  (unaudited)
                                                                                --------------       --------------
                                                                                          (dollars in thousands)
ASSETS:
Cash and cash equivalents                                                        $   34,524             $   24,454
Securities purchased under agreement to resell                                            0                235,000
Investment securities held to maturity (market value of $14,799                      15,100                160,569
 and $160,712)
Capital stock of Federal Home Loan Bank                                              48,606                 43,584
Mortgage-related securities:
   Available-for-sale                                                             1,273,172                747,991
   Held-to-maturity (market value of $636,278 and $319,128)                         650,017                320,379

Loans held for sale, net                                                              2,393                 14,578
Loans receivable, net                                                             4,024,307              3,711,152
Premises and equipment                                                               24,067                 22,785
Real estate owned, net                                                                1,040                  1,964
Accrued interest receivable                                                          30,363                 27,998
Other assets                                                                          4,173                  5,347
                                                                                 ----------             ----------
TOTAL ASSETS                                                                     $6,107,762             $5,315,801
                                                                                 ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits                                                                         $3,941,558             $3,894,180
Advances from Federal Home Loan Bank                                                900,000                500,000
Securities sold under agreement to repurchase                                       175,000                175,000
Advance payments by borrowers for taxes and insurance                                22,092                 37,426
Deferred income taxes                                                                14,022                 28,995
Accounts payable and accrued expenses                                                22,214                 17,868
                                                                                 ----------             ----------
   Total liabilities                                                              5,074,886              4,653,469

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares                                       0                      0
 authorized; none issued
Common stock ($0.01 par value) 450,000,000 authorized;                                  915                      0
 91,512,287 shares issued
Additional paid in capital                                                          384,625                      0
Retained earnings                                                                   670,590                649,199
Unrealized gains on securities available-for-sale                                     5,417                 13,133
Unearned compensation, employee stock ownership plan                                (28,671)                     0
   Total stockholders' equity                                                     1,032,876                662,332
                                                                                 ----------             ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $6,107,762             $5,315,801
                                                                                 ==========             ==========


See accompanying notes to consolidated interim financial statements.



                    CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                             Three Months Ended                   Nine Months Ended
                                                                  June 30,                            June 30,
                                                           ------------------------          --------------------------
                                                             1999             1998              1999             1998
                                                           -------          -------          --------          --------
INTEREST AND DIVIDEND INCOME:
Loans receivable                                           $70,840          $67,597          $211,022          $199,041
Mortgage-related securities                                 27,873           16,409            66,943            42,985
Investment securities                                          200            4,011               965            20,214
Securities purchased under agreement to resell                   -            2,642             3,894             4,362
Cash and cash equivalents                                      241              882             2,003             3,280
Capital stock of Federal Home Loan Bank                        826              785             2,361             2,377
                                                           -------          -------          --------          --------
   Total interest and dividend income                       99,980           92,326           287,188           272,259

INTEREST EXPENSE:
Deposits                                                    48,669           50,821           148,499           152,019
Borrowings                                                  13,388            8,458            35,315            21,478
                                                           -------          -------          --------          --------
   Total interest expense                                   62,057           59,279           183,814           173,497

                                                           -------          -------          --------          --------
Net interest and dividend income                            37,923           33,047           103,374            98,762
Provision for loan losses                                        -                -               135                 -
                                                           -------          -------          --------          --------
   Net interest and dividend income after                   37,923           33,047           103,239            98,762
         provision for loan losses

OTHER INCOME:
Automated teller and debit card transaction fees             1,188              820             2,950             2,409
Checking account transaction fees                              720              629             2,109             2,041
Loan fees                                                      438              569             1,434             1,794
Insurance commissions                                          347              356             1,145             1,043
Other, net                                                     833              777             2,284             2,212
                                                           -------          -------          --------          --------
   Total other income                                        3,526            3,151             9,922             9,499

OTHER EXPENSES:
Salaries and employee benefits                               7,345            6,281            23,538            18,762
Occupancy of premises                                        1,866            1,690             6,298             5,529
Office supplies and related expenses                           849              785             2,419             2,336
Deposit and loan transaction fees                            1,014              802             2,942             2,460
Advertising                                                  1,101              619             2,128             1,665
Federal insurance premium                                      582              602             1,751             1,812
Contribution to Foundation                                       -                -            30,231                 -
Other, net                                                   1,024              850             2,747             2,517
                                                           -------          -------          --------          --------

   Total other expenses                                     13,781           11,629            72,054            35,081
                                                           -------          -------          --------          --------
Income before income tax expense                            27,668           24,569            41,107            73,180

Income tax expense                                          10,395            9,836            15,684            29,314
                                                           -------          -------          --------          --------
NET INCOME                                                 $17,273          $14,733          $ 25,423          $ 43,866
                                                           =======          =======          ========          ========


See accompanying notes to consolidated interim financial statements.

                    CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                Additional                     Unrealized        Unearned
                                        Common    Paid-In       Retained        gains on       Compensation
                                        Stock     Capital       Earnings       securities        (ESOP)          Total
                                        ------  ----------     ----------   ----------------   ------------   -------------

Balance at October 1, 1998              $  -     $      -       $649,199        $13,133          $      -       $  662,332
Capitalization of Mutual Holding
 Company                                   -            -           (100)             -                 -             (100)
Net income for nine months
 ended June 30, 1999                       -            -         25,423              -                 -           25,423
Unearned compensation (ESOP)               -            -              -                          (30,245)         (30,245)
Issuance of 91,512,287 shares of
 $.01 par value common stock in
 initial public offering, net of
 conversion related expenses             915      384,625              -              -                 -          385,540
Amortization of unearned
 compensation, ESOP                        -            -              -              -             1,574            1,574
Dividends paid                             -            -         (3,932)             -                 -          (3,932)
Change in unrealized gain
 on securities available for sale          -            -              -         (7,716)                -          (7,716)
                                        ----     --------       --------        -------          --------      ----------
         TOTAL                          $915     $384,625       $670,590        $ 5,417          $(28,671)     $1,032,876
                                        ====     ========       ========        =======          ========      ==========


See accompanying notes to consolidated interim financial statements.

                    CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       For Nine Months Ended June 30,
                                                                       ------------------------------
                                                                           1999              1998
                                                                       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $   25,423          $43,866

Adjustments to reconcile net income to
 net cash provided by operating activities:

Federal Home Loan Bank stock dividends                                      (5,021)          (2,378)
Amortization of net deferred loan origination fees                          (7,622)          (3,402)
Provision for loan losses                                                      135                -
Provision for losses on real estate owned                                        -              (11)
Net loan origination fees capitalized                                        8,440            3,738
Gain on sales of real estate owned, net                                       (118)            (136)
Originations of loans held for sale                                           (854)         (16,533)
Proceeds from sales of loans held for sale                                  12,976           18,782
Amortization and accretion of premiums and discounts on
   mortgage related securities and investment securities                     3,090             (990)
Depreciation and amortization on premises & equipment                        2,479            2,141
Provision (benefit) for deferred income taxes                              (11,488)               -
Termination of Pension Plan                                                  1,600
Amortization of unearned compensation - ESOP                                 1,574
Changes in:
   Accrued interest receivable                                              (2,366)           1,705
   Other assets                                                               (363)           1,613
   Income taxes payable                                                      4,779            2,586
   Accounts payable and accrued expenses                                     2,418           (1,540)
                                                                       -----------        ---------
      Net cash provided by operating activities                             35,082           49,441

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities                          160,470          550,058
Purchases of investment securities                                         (15,000)        (225,000)
Proceeds from maturities of securities under agreement to                1,618,410                -
   resell
Purchases of securities under agreement to resell                       (1,383,410)        (782,934)
Principal collected on mortgage-related securities available-              470,178          159,821
    for-sale
Purchases of mortgage-related securities available-for-sale             (1,010,909)        (124,850)
Principal collected on mortgage-related securities held-to-                270,494           68,696
    maturity
Purchases of mortgage-related securities held-to-maturity                 (600,824)        (323,321)
Loan originations net of principal collected on loans                     (210,591)        (191,065)
   receivable
Purchases of loans receivable                                             (105,527)         (95,927)
Purchases of premises and equipment, net                                    (3,762)          (3,862)
Proceeds from sales of real estate owned                                     2,153            3,749
                                                                       -----------        ---------
   Net cash used in investing activities                                  (808,318)        (964,635)








CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                                              (3,932)               -
Deposits, net of payments                                                   47,278          106,633
Proceeds from advances from Federal Home Loan Bank                         895,000          291,000
Repayments on advances from Federal Home Loan Bank                        (495,000)         (66,000)
Repayments of securities sold under agreement to repurchase                      -          682,942
Proceeds from stock issuance, net                                          355,295                -
Advance payments by borrowers for taxes and insurance                      (15,335)         (15,553)
                                                                         ---------         --------
   Net cash provided by financing activities                               783,306          999,022
NET INCREASE IN CASH AND CASH                                               10,070           83,828
 EQUIVALENTS
CASH AND CASH EQUIVALENTS:
Beginning of period                                                        $24,454          $31,188
End of period                                                              $34,524         $115,016
                                                                         =========         ========

SUPPLEMENTAL SCHEDULE OF NON-CASH  INVESTING AND
 FINANCING TRANSACTIONS:
   Note received from ESOP in exchange for stock                           $30,245
                                                                         =========



See accompanying notes to consolidated interim financial statements.

Notes to Consolidated Interim Financial Statements

1.   Basis of Financial Statement Presentation
The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles ("GAAP"). Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of these interim financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period ended September 30, 1998 contained in Capitol Federal Financial and subsidiary's (the "Company") Prospectus dated February 11, 1999. The results for the three and nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. In particular, it is noted that during the second quarter of fiscal year 1999, the Company recorded pre-tax expenses of $30.2 million in conjunction with the formation of the Capitol Federal Foundation (the "Foundation") and $2.6 million in conjunction with the termination of the existing pension plan and the implementation of the Employee Stock Ownership Plan ("ESOP").

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

2.   Summary of Significant Accounting Policies
On March 31, 1999, the Company completed the reorganization of Capitol Federal Savings and Loan Association, a federally chartered mutual savings and loan ("Capitol Federal Savings" or the "Bank"), into the federal mutual holding company form of ownership, whereby the Bank converted into a federally chartered stock savings bank as a wholly owned subsidiary of the Company, and the Company became a majority-owned subsidiary of Capitol Federal Savings MHC, a federally chartered mutual holding company (the "MHC") (the "Reorganization"). In connection with the Reorganization, the Company sold 37,807,183 shares of Company common stock, par value $0.01 per share ("Company Common Stock") at $10.00 per share, which net of issuance costs generated proceeds of $355.3 million, including shares issued to the ESOP. The Company also issued 52,192,817 shares of Company Common Stock to the MHC. As an integral part of the Reorganization and in furtherance of Capitol Federal Savings' commitment to the communities that it serves, Capitol Federal Savings and the Company established a charitable foundation known as the Foundation and contributed $15.1 million in cash and 1,512,287 shares to the Foundation. The Foundation will provide funding to support education, affordable housing, the United Way, and other charitable causes that will complement Capitol Federal Savings' existing community activities. In addition, the Company established an ESOP for the employees of the Company and the Bank which became effective with the completion of the Reorganization.

Additional information regarding the Reorganization is included in the Company's Registration Statement on Form S-1 filed on December 4, 1998, as amended.

3.     Loan Portfolio

The following table presents the Company's loan portfolio at the dates indicated.


                                                          June 30, 1999                    September 30, 1998
                                                 ------------------------------       ----------------------------
                                                   Amount              Percent          Amount             Percent
                                                 ----------            --------       ----------          --------
Real Estate Loans:
------------------
One- to four-family                              $3,826,180              94.02%       $3,504,799             93.47%
Multi-family                                         31,495               0.77            40,361              1.08
Commercial                                           12,121               0.30             9,069              0.24
Construction or development                          48,506               1.19            52,086              1.39
                                                 ----------             ------        ----------           -------
Total real estate loans                           3,918,302              96.28         3,606,315             96.18

Other Loans:
------------
Consumer loans:
Savings loans                                        15,779               0.39            16,446              0.44
Student                                              19,055               0.47            20,120              0.54
Home improvement                                      2,105               0.05             2,776              0.07
Automobile                                            6,737               0.17             5,758              0.15
Home equity                                         107,413               2.64            97,829              2.61
Other                                                   350               0.01               420              0.01
                                                 ----------             ------        ----------

Total consumer loans                                151,439               3.72           143,349              3.82
Commercial business loans                                 0               0.00                10              0.00
                                                 ----------             ------        ----------

Total other loans                                   151,439               3.72           143,359              3.82
                                                 ----------             ------        ----------

Total loans receivable                            4,069,741            100.00%         3,749,674           100.00%

Less:
-----
Loans in process                                     27,316                               21,690
Deferred fees and discounts                          13,953                               12,751
Allowance for losses                                  4,165                                4,081
                                                 ----------                           ----------
Total loans receivable, net                      $4,024,307                           $3,711,152
                                                 ==========                           ==========


4.  Non-Performing Loans

The following table presents the Company's non-performing loans, including non-accrual loans and real estate owned, at the dates indicated.


                                                  June 30,   September 30,
                                                    1999         1998
                                                  -------    ------------
Non-accruing loans:
One-to four-family                                 $5,300       $6,048
Multi-family                                          ---          ---
Commercial real estate                                ---          ---
Construction or development                           ---          ---
Consumer                                               62          181
Commercial business                                   ---          ---
                                                  -------       ------
Total                                              $5,362       $6,229
                                                  =======       ======

Accruing loans delinquent more than 90 days:
One- to four-family                                   ---          ---
Multi-family                                          ---          ---
Commercial real estate                                ---          ---
Construction or development                           ---          ---
Consumer                                              ---          ---
Commercial business                                   ---          ---
                                                  -------       ------
Total                                                 ---          ---
                                                  =======       ======

Real Estate Owned:
One- to four-family                                $1,040       $1,964
Multi-family                                          ---          ---
Commercial real estate                                ---          ---
Construction or development                           ---          ---
Consumer                                              ---          ---
Commercial business                                   ---          ---
                                                  -------       ------
Total                                              $1,040       $1,964
                                                  =======       ======

Total non-performing assets                        $6,402       $8,193
                                                  =======       ======

Total as a percentage of total assets               0.10%        0.15%
                                                  =======       ======

5.  Allowance for Loan Losses
The following table presents the Company's activity for loan losses at the dates and for the periods indicated.


                                             For the quarter ending             For the nine months ending
                                                    June 30,                              June 30,
                                          ---------------------------           --------------------------
                                            1999               1998               1999             1998
                                          --------           --------           -------          --------
Balance at the beginning of period         $4,175             $1,639            $4,081            $1,634

Charge offs:
One- to four-family                           ---                ---                33               ---
Multi-family                                  ---                ---               ---               ---
Commercial real estate                        ---                ---               ---               ---
Construction or development                   ---                ---               ---               ---
Consumer                                       10                ---                20               ---
Commercial business                           ---                ---               ---               ---
                                           ------             ------            ------            ------
Total charge-offs                              10                ---                53               ---
                                           ======             ======            ======            ======

Recoveries:
One- to four-family                           ---                ---               ---               ---
Multi-family                                  ---                ---               ---               ---
Commercial real estate                        ---                ---               ---               ---
Construction or development                   ---                ---               ---               ---
Consumer                                      ---                ---               ---               ---
Commercial business                           ---                ---               ---               ---
                                           ------             ------            ------            ------
Total charge offs                             ---                ---               ---               ---
                                           ======             ======            ======            ======

Net charge-offs                                10                ---                53               ---
Additions charged to operations               ---                ---               135               ---
Balance at end of period                   $4,165             $1,639            $4,163            $1,639
                                           ======             ======            ======            ======


6.  Savings Portfolio
The table below presents the Company's savings portfolio at the dates indicated.


                                                   June 30, 1999                      September 30, 1998
                                         -------------------------------       --------------------------------
                                           Amount       Percent of Total          Amount       Percent of Total
                                         ----------    -----------------       ----------      ----------------

Demand deposits                            $286,526            7.27%           $  260,440             6.69%
Passbook and passcard                       130,640            3.31               129,180             3.32
Money market select                         313,705            7.96               213,181             5.47
Cash fund                                   212,271            5.39               225,356             5.79
Certificates                              2,998,416           76.07             3,066,023            78.73

                                         ----------                            ----------
Total deposits                           $3,941,558         100.00%            $3,894,180           100.00%
                                         ==========         ======             ==========           ======


7.   Earnings Per Share
Earnings per share for the quarter ended June 30, 1999 were $0.19 per share. Earnings per share for quarters prior to March 31, 1999 are not meaningful, as the Bank's Reorganization was not completed until March 31, 1999.

8.   Stock Holders' Equity
At June 30, 1999, the Bank exceeded all minimum regulatory requirements for a well capitalized institution, with tangible capital at 15.35% and risk-based capital of 35.12%. The Company declared a $0.10 per share dividend on July 20, 1999 to holders of record on August 6, 1999 payable on August 20, 1999.

9.   Recent Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The statement is effective for the Company's consolidated financial statements for the fiscal year ending September 30, 1999. The Company is prepared to comply with the additional disclosure requirements of this Statement.

In June  1998,  the  FASB  issued  SFAS  No.  133,  "Accounting  for  Derivative
Instruments and Hedging Activities." The Statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for the Company's consolidated financial statements for the fiscal year ending September 30, 2001. The adoption of this Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In October 1998, the FASB issued SFAS No.134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." The Statement changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. The statement was first effective for the Company's consolidated interim financial statements as of March 31, 1999. The implementation of this Statement had no material impact on these consolidated interim financial statements, and it is not expected that such statement will have a material impact on the consolidated year-end financial position or results of operations.

10.  Comprehensive Income
The only component of other comprehensive income is the change in the estimated fair value of mortgage-related securities available-for-sale. This component of other comprehensive income was ($5.3) million for the three months ended June 30, 1999 and ($7.7) million for the nine months ended June 30, 1999.

11.   Commitments and Contingencies
In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the suits will have a materially adverse effect on the financial position or results of the Company's operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Except for the historical information contained in this 10-Q, the matters discussed may be deemed to be forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, competition, and other risks. Actual strategies and results in future periods may differ materially from those currently expected. These forward-looking statements represent the Company's judgment as of the date of this 10-Q. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

The following discussion is intended to assist in understanding the financial condition and results of operations of Capitol Federal Financial. The discussion includes comments relating to Capitol Federal Savings Bank since the Bank is wholly owned by Capitol Federal Financial and comprises the majority of assets and sources of income for the Company.

Financial Condition

Assets. For the nine month period ended June 30, 1999, total assets of the Company increased $791.9 million, or 14.9%, from $5.32 billion at September 30, 1998 to $6.11 billion at June 30, 1999. The increase from September 30, 1998 was primarily due to the growth in the Company's loan and mortgage-related securities portfolios, partially offset by the reduction in the Company's investment securities portfolio. This increase in total assets was distributed as follows:

- $313.2 million, or 8.4%, increase in net loans receivable which increased from $3.71 billion at September 30, 1998 to $4.02 billion at June 30, 1999,

- $854.8 million increase in mortgage-related securities, or 79.4%, which increased from $1.07 billion at September 30, 1998 to $1.92 billion at June 30, 1999.

Total one- to four-family loan originations for the quarter ended June 30, 1999 were a record $307.5 million; and were $884.3 million year to date. Refinancing of loans already serviced by the Bank were 17.7% of loan originations for the quarter and 25.4% for the year to date. Fixed-rate loan originations accounted for 75.1% of originations for the quarter and 80.5% for the year to date. Loans purchased totaled $54.8 million for the quarter ending June 30, 1999 and $105.5 million for the year to date, all of which were adjustable rate. Total originations of consumer loans for the quarter ended June 30, 1999 were $32.9 million, and $90.0 million for the year to date. The Company expanded its capital utilization plan, or its leverage strategy, during the quarter ended June 30, 1999 by purchasing $420.1 million of mortgage-related securities at a spread of 102 basis points over the cost of funding. Mortgage-related securities purchased during the quarter were all fixed rate, and 39.7% of mortgage-relat securities purchased during the year to date were fixed rated. Subsequent to June 30, 1999 the Company purchased $335.8 million of fixed rate mortgage-related securities at a spread of 116 basis points over the cost of funding by borrowing $325.0 million of fixed rate, callable advances.

Liabilities. Deposits increased $47.4 million, or 1.2%, from $3.89 billion at September 30, 1998, to $3.94 billion at June 30, 1999. This increase was attributable to $130.1 million of interest credits during the nine month period. Certificate accounts decreased in balance over the period by $67.6 million. Certificates maturing with rates generally above current offering rates decreased $132.6 million while certificate balances at current offering rates increased $65.0 million. Borrowings increased from September 30, 1998 by $400.0 million, or 80.0% and were all advanced during the quarter ended June 30, 1999, funding the purchase of mortgage-related securities during the quarter.

Equity. Total stockholders' equity increased $370.5 million, or 55.9%, from $662.3 million at September 30, 1998, to $1.03 billion at June 30, 1999. The increase was attributable to the funds raised by the Company in its Offering in connection with the Bank's Conversion, with the increase in retained earnings partially offset by dividends paid and the decrease in the unrealized gain on available for sale securities.

                    Comparison of Operating Results for the
                   Three Months Ended June 30, 1999 and 1998

General. For the three months ended June 30, 1999, the Company recognized net income of $17.3 million, compared to net income of $14.7 million for the three months ended June 30, 1998. The Company's efficiency ratio for the three months ended June 30, 1999 was 33.96% compared to 32.90% for the quarter ended June 30, 1998. There were no charges to the allowance for loan losses for the current quarter or the same quarter one year ago.

Net Interest Income. Net interest income for the three months ended June 30, 1999 was $37.9 million, an increase of $4.9 million, or 14.8% from the same period last year. The increase was primarily the result of an increase of $1.25 billion in the balance of loans receivable and mortgage-related securities from $4.70 billion at June 30, 1998 to $5.95 billion at June 30, 1999 while total interest bearing liabilities increased $447.8 million from $4.57 billion at June 30 , 1998 to $5.02 billion at June 30 1999. The net interest margin for the quarter ended June 30, 1999 remained unchanged from 2.59% for the quarter ended June 30, 1998. The net interest rate spread decreased from 1.92% for the quarter ended June 30, 1998 to 1.69% for the quarter ended June 30, 1999. The additional increase in earning assets over costing liabilities, which was primarily responsible for maintaining the net interest margin and increasing net interest income, is attributed to the proceeds received from the mutual-to-stock conversion and the increase in retained earnings. The Company's net interest rate spread at June 30, 1999 was 1.86% which is unchanged from June 30, 1998.

Interest Income. Interest income for the three months ended June 30, 1999 was $100.0 million, up from $92.3 million for the same period in 1998. The largest component of interest income is interest on loans. Interest on loans increased from $67.6 million for the three months ended June 30, 1998 to $70.8 million for the three months ended June 30, 1999. This increase of $3.2 million was the result of an increase in the average balance of loans which was partially offset by a decrease in the average yiel earned. The average balance of loans receivable increased $367.9 million to $3.93 billion for the three months ended June 30, 1999 compared to $3.56 billion for the same period one year ago, while the average yield on loans decreased 39 basis points to 7.20% for the quarter ended June 30, 1999 from 7.59% for the quarter ended June 30, 1998. Interest income on mortgage-related securities increased $11.5 million from $16.4 million for the quarter ended June 30, 1998 to $27.9 million for the quarter ended June 30, 1999. The average balance of mortgage-related securities increased $820.5 million from $1.02 billion at June 30, 1998 to $1.84 billion at June 30, 1999, while the average yield decreased from 6.45% for the quarter ended June 30, 1998 to 6.07% for the quarter ended June 30, 1999. The increase in interest income on loans and mortgage-related securities was partially offset by a reduction in interest income on investment securities. Income on investment securities and securities purchased under agreement to resell for the quarter ended June 30, 1999 was $200,000 compared to $6.7 million for the quarter ended June 30, 1998. The balance of investment securities and securities purchased under agreement to resell at June 30, 1999 was reduced to $15.1 million compared to $360.6 million at June 30, 1998. Investment securities were allowed to mature and were replaced with higher rate mortgage-related securities and collateralized mortgage obligations (CMO's).

Interest Expense. Interest expense increased during the quarter ended June 30, 1999 to $62.1 million from $59.3 million for the same period in 1998. For the quarter ended June 30, 1999 interest expense on deposits was $48.7 million compared to $50.8 million for the quarter ended June 30, 1998, a decrease of $2.1 million. The decrease was due to a reduction in interest rates paid on short-term deposits, a reduction in the rate paid on money market accounts, and certificates of deposit maturing and renewing into lower rate, shorter term accounts. The average balance of deposits increased during the quarter ended June 30, 1999 to $3.93 billion compared to $3.86 billion for the quarter ended June 30, 1998, an increase of $56.2 million, or 1.5%. The average rate paid on deposits for the quarter ended June 30, 1999 was 4.95% compared to 5.25% for the quarter ended June 30, 1998, a decrease of 30 basis points. Interest expense on borrowings for the quarter ended June 30, 1999 was $13.4 million compared to $8.5 million for the quarter ended June 30, 1998, an increase of $4.9 million, or 57.6%. The average balance of borrowings for the quarter ended June 30, 1999 was $911.8 million compared to $600.0 million for the quarter ended June 30, 1998, an increase of 311.8 million, or 52.0%. The increase is due to additional long-term fixed rate, callable advances and short-term advances from the Federal Home Loan Bank which were taken out during the quarter to fund the origination and purchase of loans and mortgage related securities. The average cost of the borrowings for the quarter ended June 30, 1999 was 5.87% compared to 5.64% for the quarter ended June 30, 1998.

Provision for Loan Losses. For quarters ended June 30, 1999 and June 30, 1998 there were no charges to the provision for loan losses. The assessment of the estimated losses inherent in the loan portfolio resulting from the formula allowance, specific allowances for identified problem loans and portfolio segments indicated that for the current quarter no additions were required.

Noninterest Income. Total noninterest income for the quarter ended June 30, 1999 was $3.5 million, up from $3.2 million for the quarter ended June 30, 1998. There were no significant changes in noninterest income for any category for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1999.

Noninterest Expense. Total noninterest expense increased $2.2 million to $13.8 million for the quarter ended June 30, 1999 compared to $11.6 million for the same period in 1998. The increase in noninterest expense was primarily due to increases in personnel and advertising expense. Personnel increases were a result of costs associated with the ESOP, three new branch locations, and increased loan production and back office support staff.

Income Tax Expense. Income tax expense increased from $9.8 million for the quarter ended June 30, 1998 to $10.4 million for the quarter ended June 30, 1999. The increase was due primarily to an increase in pre-tax earnings. The increase was partially offset by a reduction in the State of Kansas tax by 2% which lowered the effective tax rate from 40% to 38%.

                     Comparison of Operating Results for the
                    Nine Months Ended June 30, 1999 and 1998

General. For the nine months ended June 30, 1999, the Company recognized net income of $25.4 million compared to net income of $43.9 million for the nine months ended June 30, 1998. The primary reason for the reduction was noninterest expense increasing $37.0 million for the nine months ended June 30, 1999 compared to the same period last year as a result of conversion related charges. This increase in noninterest expense was partially offset by a reduction in income tax expense of $13.6 million. The efficiency ratio, exclusive of the conversion related expenses, for the nine months ended June 30, 1999 was 35.35% compared to 33.16% for the nine months ended June 30, 1998.

Net Interest Income. Net interest income for the nine months ended June 30, 1999 was $103.4 million compared to $98.8 million for the nine months ended June 30, 1998, an increase of $4.6 million, or 4.6%. The net interest margin spread decreased 17 basis points from 2.65% at June 30, 1998 to 2.48% at June 30, 1999.

Interest Income. Interest income for the nine months ended June 30, 1999 was $287.2 million, up from $272.3 million for the nine months ended June 30, 1998. The largest component of interest income is interest on loans receivable. Interest on loans increased from $199.0 million for the nine months ended June 30, 1998 to $211.0 million for the nine months ended June 30, 1999. This increase of $12.0 million was the result of an increase in the average balance of loans receivable, which was partially offset by a decrease in the average yield earned. The average balance of loans increased $365.3 million to $3.83 billion for the nine months ended June 30, 1999 from $3.46 billion for the nine months ended June 30, 1998. The average yield on loans decreased 31 basis points from 7.66% for the nine months ended June 30, 1998 to 7.35% for the nine months ended June 30, 1999. Interest on mortgage-related securities increased by $24.0 million, or 55.8%, from $43.0 million for the nine months ended June 30, 1998 to $67.0 million for the nine months ended June 30, 1999, primarily as a result of an increase in the average balance of mortgage-related securities. The average balance of mortgage-related securities increased $625.6 million, or 72.7%, from $861.0 million for the nine months ended June 30, 1998 to $1.49 billion for the nine months ended June 30, 1999, while the average yield for the nine months ended June 30, 1999 was 6.00%, down from 6.66% for the nine-months ended June 30, 1998. Interest on investment securities was $20.2 million for the nine months ended June 30, 1998 compared to $965,000 for the nine months ended June 30, 1999. Investment securities were allowed to mature and were replaced with higher rate mortgage-related securities.

Interest Expense. Interest expense increased during the nine month period ended June 30, 1999 to $183.8 million from $173.5 million for the nine months ending June 30, 1998. Interest expense on deposits decreased from $152.0 million for the nine months ended June 30, 1998 to $148.5 million for the nine months ended June 30, 1999, a $3.5 million decrease, or 2.3%. The average cost of deposits decreased to 5.04% for the nine months ended June 30, 1999 from 5.26% for the nine months ended June 30, 1998, or 22 basis points, which was partially offset by an increase in the average balance of deposits of $69.3 million, from $3.86 billion for the nine months ended June 30, 1998 to $3.93 billion for the nine months ended June 30, 1999. Interest expense on borrowings increased to $35.3 million from $21.5 million, a $13.8 million increase, or 64.2%. The average balance of borrowings increased from $500.0 million for the nine months ended June 30, 1998 to $819.9 million for the nine months ended June 30, 1999. The average cost of borrowings increased from 5.73% for the nine months ended June 30, 1998 to 5.74% for the nine months ended June 30, 1999.

Provision for Loan Losses. The provision for loan losses for the nine months ended June 30, 1999 of $135,000 resulted from the assessment of the estimated losses inherent in the loan portfolio resulting from the formula allowance, specific allowances for identified problem loans and portfolio segments. There were no charges to the provision for loan losses for the nine months ended June 30, 1998.

Noninterest Income. Total noninterest income for the nine month period ended June 30, 1999 was $9.9 million, up slightly from the $9.5 million for the nine month period ended June 30, 1998, resulting from increased fees charged for ATM usage.

Noninterest Expense. Total noninterest expense increased $37.0 million to $72.1 million for the nine months ended June 30, 1999, up from $35.1 million for the nine months ended June 30, 1998. The increase in noninterest expense was primarily due to conversion related expenses. However, exclusive of the conversion related expenses, noninterest expense was up $4.1 million to $39.2 million for the nine months ended June 30, 1999 compared to $35.1 million for the nine months ended June 30, 1998, or 11.7%. The increase was due to a $2.1 million increase in compensation related expenses and a $769,000 increase in occupancy expense. Compensation related expenses increased primarily from ESOP charges, operating three new branch locations, and additional loan and support staff. The increase in occupancy related expenses is primarily related to the cost of leasing three new locations, and upgrades to computer systems.

Income Tax Expense. Income tax expense decreased from $29.3 million for the nine month period ended June 30, 1998 to $15.7 million for the nine months ended June 30, 1999. The reduction is primarily the result of the tax benefit associated with the contribution to the Foundation.

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

Financial institution regulators have remained focused upon Y2K compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institution Examination Council has issued several interagency statements on Y2K Project Management Awareness. These statements require financial institutions to, among other things, examine the Y2K implications of their reliance on vendors with respect to data exchange and the potential impact of the Y2K issu on their customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and prepare a plan to address the Y2K issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions to assure resolution of any Y2K problems. The federal banking agencies have assured that Y2K testing and certification is a key safety and soundness issue in conjunction with regulatory exams and thus, that an institution's failure to address appropriately the Y2K issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of applications for approval of mergers or acquisitions or the imposition of civil money penalties.

Risk. Like most financial service providers, Capitol Federal Savings and its operations may be significantly affected by the Y2K issue due to its dependence on technology and date-sensitive data. Computer software, hardware and other equipment, both within and outside Capitol Federal Savings' direct control and third parties with whom Capitol Federal Savings electronically or operationally interfaces are likely to be affected. If computer systems are not modified in order to be able to identify the yea 2000, many computer applications could fail or create erroneous results. As a result, many calculations which rely on date field information, such as interest, payment or due dates and other operating functions, could generate results which are significantly misstated, consequently Capitol Federal Savings could experience an inability to process transactions, prepare statements or engage in similar normal business activities. Likewise, under certain circumstances a failure to adequately address the Y2K issue could adversely affect the viability of Capitol Federal Savings' suppliers and creditors and the creditworthiness of its borrowers. Thus, if not adequately addressed, the Y2K issue could result in a significant adverse impact on Capitol Federal Savings' operations and, in turn, its financial condition and results of operations.

State of Readiness. During April 1997, Capitol Federal Savings formulated its plan to address the Y2K issue. Since that time, Capitol Federal Savings has taken the following steps:


          -    Established    senior    management     advisory    and    review
               responsibilities;

          - Completed a company-wide inventory of application and system software;

          - Built an internal tracking database for application and vendor software;

          - Developed compliance plans and schedules for all lines of business;

          -    Remediated or replaced all mission critical applications;

          -    Tested remediated computer code;

          -    Surveyed  for  vendor  compliance   verification,   testing  when
               appropriate;

          - Provided awareness and education activities for employees through existing internal communication channels; and

          - Developed a process to help educate customers on the Y2K issue as well as respond to customer inquiries.

          The following paragraphs summarize the phases of Capitol Federal Savings' Y2K plan:

               Awareness Phase. Capitol Federal Savings' senior management formally established a Y2K plan, and a project team was assembled for management of the Y2K project. The project team created a plan of action that includes milestones, budget estimates, strategies, and methodologies to track and report the status of the project. Members of the project team also attended conferences and information sharing sessions to gain more insight into the Y2K issue and potential strategies for addressin it. This stage is complete.

               Assessment Phase. Capitol Federal Savings' strategies were further developed with respect to how the objectives of the Y2K plan would be achieved, and a Y2K business risk assessment was made to quantify the extent of Capitol Federal Savings' Y2K exposure. A corporate inventory, which is periodically updated as new technology is acquired and as systems progress through subsequent phases, was developed to identify and monitor Y2K readiness for information systems (hardware, software, utilities, and vendors) as well as environmental systems (security systems, facilities, etc.). Systems were prioritized based on business impact and available alternatives. As part of this process, 118 vendors and 2,458 programs were identified as mission critical. Mission critical systems supplied by vendors were researched to determine Y2K readiness. By June 30, 1999, all mission critical programs were identified as or determined to be Y2K-ready. By June 30, 1999, all mission critical vendors had indicated they would be Y2K-ready. If Y2K-ready versions were not available, Capitol Federal Savings began identifying functional replacements which were upgradable or are currently Y2K-ready, and a formal plan was developed to repair, upgrade or replace all mission critical systems. This phase is complete.

               Capitol Federal Savings' larger borrowers have been evaluated for Y2K exposure using a questionnaire developed by Capitol Federal Savings' Y2K Business Systems Team. As part of the current credit approval process, all new and renewed loans are evaluated for Y2K risk. Capitol Federal Savings' loan policy clearly states that all loans, especially commercial real estate loans, require an analysis of the impact of Y2K issues on the creditworthiness of the borrower prior to approval. Commercial real estate loans represent only 0.30% of total loans at June 30, 1999, and all are secured by real estate. No commercial real estate borrower was identified as mission critical during the assessment process due to the size, nature, and collateral of commercial real estate loans at Capitol Federal Savings. While Capitol Federal Savings will continue to monitor the progress being made by its larger borrowers in addressing their own Y2K issues, to date Capitol Federal Savings is generally satisfied with these customers' responses to Capitol Federal Savings' inquiries.

               Renovation Phase. Capitol Federal Savings' corporate inventory revealed that Y2K upgrades were available for all vendor supplied mission critical systems, and these Y2K-ready versions have been delivered, installed and have entered the validation process. Capitol Federal Savings has renovated all mission critical proprietary software. This phase is complete.

               Validation Phase. The validation phase is designed to test the ability of hardware and software to accurately process date sensitive data. Capitol Federal Savings has completed the process of validation testing of each mission critical system. Capitol Federal Savings created a test environment comprised of an IBM Multiprise 2000 dedicated to Y2K testing which is virtually insulated from production and development environments. The validation phase is complete for all mission critical applications. During the validation testing process to date, no significant Y2K problems were identified relating to any modified or upgraded mission critical systems. This phase is complete.

               Implementation Phase. Capitol Federal Savings' plan calls for putting Y2K-ready code into production before having actually completed Y2K validation testing. Y2K-ready modified or upgraded versions have been installed and placed into production with respect to all proprietary mission critical systems. This phase is complete.

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

     Capitol Federal Savings is expensing all costs associated with required system changes as those costs are incurred, and such costs are being funded through operating cash flows. The total cost of the Y2K conversion project for Capitol Federal Savings is estimated to be $2.3 million. Expenses of approximately $1.2 million were incurred and expensed through June 30, 1999. Y2K expenses are not expected to exceed the budget, and Capitol Federal Savings does not expect significant increases in future data processing costs relating to Y2K compliance.

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

     Capitol Federal Savings identified a worst case scenario that envisions the possibility of the lack of power and/or communication services for a period of time in excess of one day. Contingency planning is an integral part of Capitol Federal Savings' Y2K readiness plan. Key operating personnel were actively used in analyzing services that will be supported during extended outages and preparing written plans and procedures to train Bank personnel. The contingency plans have been tested when practical to validate the effectiveness of contingent procedures.

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

                           Part 2 - OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable

Item 2.  Change in Securities and Use of Proceeds

Not Applicable

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

                               CAPITOL FEDERAL FINANCIAL


Date:   August 13, 1999        By:   /s/ John C. Dicus
                                     -----------------------------------------
                                     John C. Dicus, Chairman and
                                     Chief Executive Officer



Date:   August 13, 1999        By:   /s/ Neil F. M. McKay
                                     -----------------------------------------
                                     Neil F.M. McKay, Executive Vice President
                                     and Chief Financial Officer

                                Index to Exhibits


                                                            Sequentially
                                                            Numbered Page
Exhibit                                                     Where Attached
Number                                                      Exhibits are Located
-------                                                     --------------------


27               Financial Data Schedule                            24