Form 10-K
period 1999-09-30
CAPITOL FEDERAL FINANCIAL
filed 1999-12-29
CIK 1074433

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended September 30, 1999

                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For  the  transition period from ________________ to _________________


      Commission file number 0-24118

                            CAPITOL FEDERAL FINANCIAL
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        UNITED STATES                                         48-1212142
(State or other jurisdiction of incorporation            (I.R.S. Employer
 or organization)                                         Identification No.)

700 Kansas Avenue, Topeka, Kansas                                   66603
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (785) 235-1341
                                                   ----------------

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE
           Securities Registered Pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X . NO ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq National Market as of December 1, 1999, was $942.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of December 1, 1999, there were issued and outstanding 91,462,287 shares of the Registrant's common stock.


                          DOCUMENTS INCORPORATED BY REFERENCE
Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the year ended September 30, 1999. Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended September 30, 1999.

                           FORWARD-LOOKING STATEMENTS

      Capitol Federal Financial, and its wholly-owned subsidiary, Capitol Federal Savings Bank, may from time to time make written or oral "forward-looking statements", including statements contained in their filings with the Securities and Exchange Commission ("SEC"). These forward-looking statements may be included in this Annual Report on Form 10-K and the exhibits attached to it, in Capitol Federal Financial's reports to stockholders and in other communications by the company, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

      These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in the forward-looking statements:

      o the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
      o the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
      o     inflation, interest rate, market and monetary fluctuations;
      o the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
      o the willingness of users to substitute competitors' products and services for our products and services;
      o our success in gaining regulatory approval of our products and services, when required;
      o     the impact  of   changes  in   financial   services'   laws  and
            regulations, including laws concerning taxes, banking, securities and insurance;
      o     technological changes;
      o     acquisitions;
      o     changes in consumer spending and saving habits; and
      o     our success at managing the risks involved in our business.

      This list of important factors is not all inclusive. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Capitol Federal Financial or Capitol Federal Savings.

                                    PART I


ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

      Capitol Federal Financial is a federally chartered mid-tier holding company that completed its initial public offering in March 1999 in the reorganization of Capitol Federal Savings from a federally chartered mutual savings and loan association into the federal mutual holding company form of organization. Pursuant to the reorganization, Capitol Federal Savings converted to a federally chartered stock savings bank as a wholly-owned subsidiary of Capitol Federal Financial, which is majority owned by Capitol Federal Savings Bank MHC, a federally chartered mutual holding company. Capitol Federal Financial's common stock is traded on the Nasdaq-Amex National Market under the symbol "CFFN."

      Capitol Federal Savings Bank is the only operating subsidiary of Capitol Federal Financial. Capitol Federal Savings Bank is a federally-chartered and insured savings bank headquartered in Topeka, Kansas and is examined and regulated by the Office of Thrift Supervision ("OTS"), its primary regulator. It is also regulated by the Federal Deposit Insurance Corporation ("FDIC"). We currently serve primarily the entire metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and a portion of the metropolitan area of greater Kansas City through 25 full service and six limited service banking offices. At September 30, 1999, we had total assets of $6.54 billion, deposits of $3.90 billion and total equity of $1.05 billion.

      We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences. We also originate a limited amount of loans secured by first mortgages on nonowner-occupied one-to four-family residences, consumer loans, permanent and construction loans secured by commercial real estate, multi-family real estate loans and land acquisition and development loans. While our primary business is the origination of one-to four-family residential mortgage loans funded through retail deposits, we purchase whole loans and invest in certain investment and mortgage-related securities funded through retail deposits and Federal Home Loan Bank ("FHLB") advances.

      Our  revenues  are  derived   principally   from  interest  on  loans  and
mortgage-related and investment securities.

      We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include passbook and statement savings accounts, money market deposit accounts, NOW and non-interest bearing checking accounts and certificates of deposit with varied terms ranging from 91 days to 96 months. We only solicit deposits in our market areas and we have not accepted brokered deposits.

      Our executive offices are located at 700 Kansas Avenue, Topeka, Kansas 66603 and our telephone number at that address is (785) 235-1341.

MARKET AREA

      We intend to continue to be a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We primarily serve the entire metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and a portion of the metropolitan area of greater Kansas City. We may originate loans outside of these areas on occasion, and we do purchase whole loans secured by properties located outside of these areas from correspondent lenders, to the extent such loans meet our underwriting criteria.

LENDING ACTIVITIES

      GENERAL. Our primary lending activity is the origination of loans secured by first mortgages on one- to four-family residential properties. We also make a limited number of consumer loans and loans secured by multi-family dwellings or commercial properties and land acquisition and development loans. Our mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. At September 30, 1999, our net loan portfolio totaled $4.29 billion, which constituted 65.6% of our total assets.

      All originated loans are generated by our own employees, with larger loans subject to approval by the board of directors. Loans over $450,000 must be underwritten by two underwriters. Any mortgage loan over $750,000 must be approved by the asset and liability management committee and loans over $1.5 million must be approved by the board of directors. For loans requiring board approval, management is responsible for presenting to the board information about the creditworthiness of the borrower and the estimated value of the subject property. Information pertaining to creditworthiness of the borrower generally consists of a summary of the borrower's credit history, employment, employment stability, net worth and income. The estimated value of the property must be supported by an independent appraisal report prepared in accordance with our appraisal policy.

      At September 30, 1999, the maximum amount which we could have loaned to any one borrower and the borrower's related entities was approximately $143.5 million. At that date, we had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount.

     Our largest lending relationship to a single borrower or a group of related borrowers consisted of four loans totaling $27.8 million at September 30, 1999. The largest of these was a $14.0 million line of credit to be used solely for the acquisition and development of a 320 acre residential housing community located in Overland Park, Kansas. The loan balance at September 30, 1999 was $7.1 million. This loan was originated in 1995, has a term of five years with one automatic extension of three years, has an adjustable interest rate with a minimum and maximum rate and had a 100% loan-to-value ratio at origination. Principal repayments are not on a monthly schedule, but are required from the sale of each building lot. Interest payments are funded from loan proceeds. The borrowers have provided additional collateral, in the form of $750,000 in certificates of deposit placed in escrow in Capitol Federal Savings, in addition to personal guarantees of up to $2.3 million. The loan terms require additional contingent interest payments to Capitol Federal Savings of 25% of the net profits of the development, if any. At September 30, 1999, five of a planned eight phases have been developed, with 264 lots sold. The next largest loan to one of the partners in this group of borrowers is a $6.2 million, combination two year construction and 10 year permanent loan for the construction of a 51 unit apartment building located in Kansas City, Missouri. The loan was originated in 1997, has a fixed interest rate with a 25 year amortization and a loan-to-value ratio, as completed, of 78%. The loan requires the payment of interest only during the construction period, which may be funded from loan proceeds. This loan is fully guaranteed by the borrower, and Capitol Federal Savings has an assignment of leases. The remaining two loans to this group of related borrowers each have a balance of $3.0 million or less. Each of the loans to this group of borrowers was current and performing in accordance with its terms at September 30, 1999.

      The second largest lending relationship at September 30, 1999, consisted of loans totaling $14.6 million for numerous multi-family and commercial real estate projects throughout Kansas. No single loan in this group exceeded $3.0 million at that date. All of these loans were current and performing in accordance with their terms at September 30, 1999.

      OUR LOAN PORTFOLIO. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.


                                                                              September 30,
                                                 ----------------------------------------------------------------------

                                                           1999                 1998                   1997
                                                 ----------------------------------------------------------------------
                                                    AMOUNT     PERCENT     AMOUNT    PERCENT     AMOUNT     PERCENT
                                                 ----------- ----------- --------- ----------- ---------- -----------
                                                                         (Dollars in Thousands)
REAL ESTATE LOANS:
 One- to four-family...........................  $4,083,148     94.10%  $3,504,799     93.47%  $3,145,799     93.69%
 Multi-family..................................      31,114      0.72       40,361      1.08       26,688      0.79
 Commercial....................................      11,415      0.26        9,069      0.24        5,924      0.18
 Construction and development..................      56,660      1.30       52,086      1.39       51,157      1.52
                                               ------------  --------   ----------  --------   ----------    ------
      Total real estate loans..................   4,182,337     96.38    3,606,315     96.18    3,229,568     96.18
                                                -----------  --------   ----------  --------   ----------    ------

OTHER LOANS:
 Consumer Loans:
    Savings....................................      15,281      0.35       16,446      0.44       16,314      0.49
    Student....................................      16,424      0.38       20,120      0.54       23,365      0.70
    Home improvement...........................       2,072      0.05        2,776      0.07        3,341      0.10
    Automobile.................................       7,122      0.16        5,758      0.15        4,120      0.12
    Home equity................................     115,779      2.67       97,829      2.61       80,640      2.40
    Other......................................         330      0.01          420      0.01          294      0.01
                                               ------------  --------   ----------  --------   ----------    ------
      Total consumer loans.....................     157,008      3.62      143,349      3.82      128,074      3.82
 Commercial business loans.....................         ---       ---           10       ---          ---       ---
                                               ------------  --------   ----------  --------   ----------    ------
      Total other loans........................     157,008      3.62      143,359      3.82      128,074      3.82
                                               ------------   -------   ----------  --------   ----------    ------
      Total loans receivable                      4,339,345    100.00%   3,749,674    100.00%   3,357,642    100.00%
                                                              =======               ========                 ======
LESS:
 Loans in process..............................      29,043                 21,690                 21,872
 Deferred fees and discounts...................      14,607                 12,751                 12,029
 Allowance for losses..........................       4,407                  4,081                  1,639
                                               ------------             ----------             ----------
 Total loans receivable, net................... $ 4,291,288             $3,711,152             $3,322,102
                                                ===========             ==========             ==========

                                                                   September 30,
                                                 ----------------------------------------------
                                                           1996                 1995
                                                 ----------------------------------------------
                                                    AMOUNT     PERCENT     AMOUNT    PERCENT
                                                 ----------- ----------- --------- -----------
                                                                (Dollars in Thousands)

REAL ESTATE LOANS:
 One- to four-family...........................$2,794,342      93.80% $2,611,554    94.29%
 Multi-family..................................    29,341       0.98      32,795     1.18
 Commercial....................................     4,999       0.17       4,721     0.17
 Construction and development..................    38,488       1.29      14,088     0.51
                                               ----------    -------  ----------   ------
      Total real estate loans.................. 2,867,170      96.24   2,663,158    96.15
                                               ----------    -------  ----------   ------

OTHER LOANS:
 Consumer Loans:
    Savings....................................    16,703       0.56      16,016     0.58
    Student....................................    27,703       0.93      32,765     1.18
    Home improvement...........................     2,183       0.07       2,221     0.08
    Automobile.................................     2,372       0.08       2,183     0.08
    Home equity................................    62,895       2.11      53,107     1.92
    Other......................................       309       0.01         234     0.01
                                               ----------    -------  ----------   ------
      Total consumer loans.....................   112,165       3.76     106,526     3.85
 Commercial business loans.....................       ---        ---         ---      ---
                                               ----------    -------  ----------   ------
      Total other loans........................   112,165       3.76     106,526     3.85
                                               ----------    -------  ----------   ------
      Total loans receivable                    2,979,335     100.00%  2,769,684   100.00%
                                                             =======               ======
LESS:
 Loans in process..............................    21,047                  5,773
 Deferred fees and discounts...................    11,799                 10,918
 Allowance for losses..........................     1,583                  1,359
                                               ----------             ----------
 Total loans receivable, net...................$2,944,906             $2,751,634
                                               ==========             ==========

                                            6

     The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                            September 30,
                                                 ------------------------------------------------------------------
                                                          1999                  1998                1997
                                                 --------------------    ------------------   --------------------
                                                  AMOUNT     PERCENT      AMOUNT    PERCENT    AMOUNT    PERCENT
                                                 --------   ---------    --------  ---------  -------- -----------
                                                                       (Dollars in Thousands)
FIXED-RATE LOANS:
 Real estate:
  One- to four-family...........................$ 2,618,998     60.35% $2,010,809     53.64%  $1,403,790    41.81%
  Multi-family..................................     28,467      0.66      34,266      0.91       19,069     0.57
  Commercial....................................      5,556      0.12       8,208      0.22        4,667     0.14
  Construction and development..................     29,976      0.69      19,829      0.53        9,404     0.28
                                                -----------  --------  ----------    ------   ----------   ------
     Total real estate loans....................  2,682,997     61.82   2,073,112     55.29    1,436,930    42.80

 Consumer.......................................     33,043      0.76      29,970      0.80       27,335     0.81
 Commercial business............................        ---       ---          10       ---          ---      ---
                                                -----------  --------  ----------    ------   ----------   ------
     Total fixed-rate loans.....................  2,716,040     62.58   2,103,092     56.09    1,464,265    43.61

ADJUSTABLE-RATE LOANS:
 Real estate:
  One- to four-family...........................  1,464,150     33.75   1,493,990     39.85    1,742,009    51.88
  Multi-family..................................      2,647      0.06       6,095      0.16        7,619     0.23
  Commercial....................................      5,859      0.14         861      0.02        1,257     0.04
  Construction and development..................     26,684      0.61      32,257      0.86       41,753     1.24
                                                -----------  --------  ----------    ------   ----------   ------
     Total real estate loans....................  1,499,340     34.56   1,533,203     40.89    1,792,638    53.39

 Consumer.......................................    123,965      2.86     113,379      3.02      100,739     3.00
                                                -----------  --------  ----------    ------   ----------   ------
     Total adjustable-rate loans................  1,623,305     37.42   1,646,582     43.91    1,893,377    56.39
                                                -----------  --------  ----------    ------   ----------   ------
     Total loans................................  4,339,345    100.00%  3,749,674    100.00%   3,357,642   100.00%
                                                             ========                ======                ======

LESS:
 Loans in process...............................     29,043                21,690                 21,872
 Deferred fees and discounts....................     14,607                12,751                 12,029
 Allowance for loan losses......................      4,407                 4,081                  1,639
                                                -----------            ----------             ----------
    Total loans receivable, net................. $4,291,288            $3,711,152             $3,322,102
                                                ===========            ==========             ==========

                                                                  September 30,
                                                 ---------------------------------------------
                                                          1996                  1995
                                                 --------------------    ------------------
                                                  AMOUNT     PERCENT      AMOUNT    PERCENT
                                                 --------   ---------    --------  ---------
                                                             (Dollars in Thousands)
FIXED-RATE LOANS:
 Real estate:
  One- to four-family...........................$1,085,992      36.45%  $   817,233   29.51%
  Multi-family..................................    16,113       0.54        18,469    0.67
  Commercial....................................     3,463       0.12         2,734    0.10
  Construction and development..................     6,315       0.21         5,292    0.19
                                                ----------     ------    ---------- -------
     Total real estate loans.................... 1,111,883      37.32       843,728   30.47

 Consumer.......................................    22,585       0.76        21,586    0.78
 Commercial business............................       ---        ---           ---     ---
                                                ----------     ------    ---------- -------
     Total fixed-rate loans..................... 1,134,468      38.08       865,314   31.25

ADJUSTABLE-RATE LOANS:
 Real estate:
  One- to four-family........................... 1,708,350      57.34     1,794,322   64.77
  Multi-family..................................    13,228       0.44        14,326    0.52
  Commercial....................................     1,536       0.05         1,987    0.07
  Construction and development..................    32,173       1.08         8,796    0.32
                                                ----------     ------    ---------- -------
     Total real estate loans.................... 1,755,287      58.91     1,819,431   65.68

 Consumer.......................................    89,580       3.01        84,939    3.07
     Total adjustable-rate loans................----------     ------    ---------- -------
                                                 1,844,867      61.92     1,904,370   68.75
                                                ----------     ------    ---------- -------
     Total loans................................ 2,979,335     100.00%    2,769,684  100.00%
                                                               ======               =======
LESS:
 Loans in process...............................    21,047                    5,773
 Deferred fees and discounts....................    11,799                   10,918
 Allowance for loan losses......................     1,583                    1,359
                                                ----------               ----------
    Total loans receivable, net.................$2,944,906               $2,751,634
                                                ==========               ==========


      The following schedule illustrates the contractual maturity of our loan portfolio at September 30, 1999. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                                    Real Estate
                                 ------------------------------------------------------------------------------------------------

                                                                                Multi-family and                 Construction
                                          One- to Four-Family                      Commercial                   and Development
                                 ------------------------------------------------------------------------------------------------
                                                      Weighted                             Weighted                    Weighted
                                                       Average                              Average                     Average
                                     AMOUNT             RATE             AMOUNT              RATE           AMOUNT       RATE
                                 -------------      ------------     -------------       ------------    -----------  -----------
                                                                              (Dollars in Thousands)
    Due During
   Years Ending
   September 30,

1999(1).........................    $    4,898       7.68%             $      ---                ---%     $   10,688       6.63%
2000............................         5,937       7.30                     ---                ---          45,072       7.40
2001............................         4,577       8.78                     ---                ---             900       6.88
2002 and 2003...................        15,461       7.74                   6,244               9.13             ---        ---
2004 to 2005....................        18,787       7.71                   1,176               7.71             ---        ---
2006 to 2020....................     1,152,487       7.10                  30,752               7.79             ---        ---
2021 and beyond.................     2,881,001       7.01                   4,357               7.69             ---        ---


---------------
   (1) Includes demand loans, loans having no stated maturity and overdraft loans.

                                                                       Commercial
                                              Consumer                  Business                  Total
                               -----------------------------------------------------------------------------------
                                     Weighted                  Weighted                                  Weighted
                                      Average                   Average                                   Average
                                      AMOUNT        RATE        AMOUNT         RATE           AMOUNT       RATE
                                --------------  ------------ ------------- ------------- ------------- -----------
                                                                   (Dollars in Thousands)
    Due During
   Years Ending
   September 30,

1999(1).........................     $   ---         ---%        $---          ---%      $      15,586     6.96%
2000............................      12,317        7.61          ---          ---              63,326     7.43
2001............................       3,650        8.20          ---          ---               9,127     8.36
2002 and 2003...................       8,704        8.46          ---          ---              30,409     8.23
2004 to 2005....................       4,451        8.23          ---          ---              24,414     7.80
2006 to 2020....................      90,032        8.68          ---          ---           1,273,271     7.23
2021 and beyond.................      37,854        9.06          ---          ---           2,923,212     7.04

---------------
   (1) Includes demand loans, loans having no stated maturity and overdraft loans.

      The total amount of loans due after September 30, 2000 which have predetermined interest rates is $2.7 billion, while the total amount of loans due after such date which have floating or adjustable interest rates is $1.6 billion.

      ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LENDING. Residential loan originations are generated by referrals from real estate brokers and builders, our marketing efforts and existing and walk-in customers. We focus our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences in our market areas. In order to generate additional lending volume, we purchase whole loans generally throughout the Midwest. These purchases allow us to attain geographic diversification and manage credit concentration risks in the loan portfolio. At September 30, 1999, one- to four-family residential mortgage loans totaled $4.08 billion, or 94.1% of our gross loan portfolio.

      We generally underwrite our one- to four-family loans based on the applicant's employment and credit history, and the appraised value of the subject property. Presently, we lend up to 97% of the lesser of the appraised value or purchase price for one- to four-family residential loans. For loans with a loan-to-value ratio in excess of 80%, we require private mortgage insurance in order to reduce our loss exposure. Properties securing our one- to four-family loans are appraised by either staff appraisers or independent fee appraisers approved by the board of directors. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.

      We currently originate one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with Fannie Mae and Freddie Mac and local financial institutions, and consistent with our internal needs. Adjustable-rate mortgage ("ARM") loans are offered with either a one-year, three-year or five-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan generally adjusts annually for the remainder of the term of the loan. We use a number of different indices to reprice our ARM loans. During the 1999 and 1998 fiscal years, we originated $306.3 million and $198.9 million of one- to four-family ARM loans, and $905.7 million and $878.6 million of one- to four-family fixed-rate mortgage loans, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Asset and Liability Management and Market Risk" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

      Fixed-rate   loans  secured  by  one-  to  four-family   residences   have
contractual maturities of up to 30 years, and are fully amortizing, with payments due monthly. These loans normally remain outstanding, however, for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the current level of interest rates could alter the average life of a residential loan in our portfolio considerably. Our one- to four-family loans are generally not assumable, do not contain prepayment penalties and do not permit negative amortization of principal. Our real estate loans generally contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.

      Our one- to four-family residential ARM loans are fully amortizing loans with contractual maturities of up to 30 years, with payments due monthly. Our ARM loans generally provide for specified minimum and maximum interest rates, with a lifetime cap and floor, and an annual adjustment on the interest rate over the rate in effect on the date of origination. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds. Our ARM loans are not convertible into fixed-rate loans.

      In order to remain competitive in our market areas, we currently originate ARM loans at initial rates below the fully indexed rate. We qualify borrowers based on this initial discounted rate for our three and five year ARMs, and at 2% over the initial rate for one-year ARMs.

      ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment rises, increasing the potential for default. We have not experienced difficulty with the payment history for these loans. See "Asset Quality --Non-performing Assets" and "-- Classified Assets." At September 30, 1999, our one- to four-family ARM loan portfolio totaled $1.46 billion, or 33.7% of our gross loan portfolio. At that date the fixed-rate one- to four-family mortgage loan portfolio totaled $2.62 billion, or 60.4% of our gross loan portfolio.

     MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. We offer a variety of multi-family and commercial real estate loans. These loans are secured primarily by multi-family dwellings, small retail establishments and small office buildings located in our market areas. At September 30, 1999, multi-family and commercial real estate loans totaled $42.5 million or 1.0% of our gross loan portfolio.

      Our loans secured by multi-family and commercial real estate are originated with either a fixed or adjustable interest rate. The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower. Loan-to-value ratios on our multi-family and commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan. These loans typically require monthly payments and have maximum maturities of 25 years. While maximum maturities may extend to 30 years, loans frequently have shorter maturities and may not be fully amortizing, requiring balloon payments of unamortized principal at maturity.

      Loans secured by multi-family and commercial real estate are granted based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We generally require personal guarantees of the borrowers covering a portion of the debt in addition to the security property as collateral for such loans. We generally require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family and commercial real estate loans are performed by independent state certified fee appraisers approved by the board of directors. See "-- Loan Originations, Purchases, Sales and Repayments."

      We do not generally maintain a tax or insurance escrow account for loans secured by multi-family and commercial real estate. In order to monitor the adequacy of cash flows on income-producing properties of $1.0 million or more, the borrower is notified annually to provide financial information including rental rates and income, maintenance costs and an update of real estate property tax payments, as well as personal financial information.

      Loans secured by multi-family and commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Such loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired. See "- Asset Quality -- Non-performing Loans."

      CONSTRUCTION AND DEVELOPMENT LENDING. We originate construction loans primarily secured by existing commercial real estate or building lots. We also make a limited number of construction loans to individuals for the construction of their residences. Presently, all of these loans are secured by property located within our market areas. At September 30, 1999, we had $56.7 million in construction loans outstanding, representing 1.3% of our gross loan portfolio.

      Construction loans are obtained principally through continued business with builders who have previously borrowed from us. The application process includes submission of accurate plans, specifications and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction, including the land and the building. We also conduct regular inspections of the construction project being financed.

     We occasionally originate acquisition and development loans, primarily to borrowers having significant experience and longstanding relationships with us. At September 30, 1999, Capitol Federal Savings had three acquisition and development loans totaling $12.9 million.

     Loans secured by building lots or raw land held for development are generally granted with terms of up to five years and are available with either fixed or adjustable interest rates and on individually negotiated terms. During the development or construction phase, the borrower pays interest only, which payments may be funded from the loan proceeds. These loans may require monthly payments or may be established as line of credit loans with no fixed repayment schedule. On line of credit loans, repayment is required as building lots are sold. In addition to the agreed upon interest rate on these loans, we may negotiate a contingent interest payment based on the profitability of the project.

      Loan-to-value ratios on our construction and development loans typically do not exceed 80% of the appraised value of the project on an as completed basis, although our largest acquisition and development loan was originated with a 100% loan-to-value ratio and a 25% contingent interest payment based on net profits of the project, if any. See "- Lending Activities -- General."

     Loans secured by building lots or raw land for development are granted based on both the financial strength of the borrower and the value of the underlying property. We generally obtain phase 1 environmental reports on construction loans and acquisition and development loans of $1.0 million or more, and require personal guarantees from the borrowers for all or a portion of the debt. We also require updated financial statements from the borrowers on an ongoing basis.

      Because of the uncertainties inherent in estimating construction and development costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. These loans also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. In addition, payment of interest from loan proceeds can make it difficult to monitor the progress of a project.

      CONSUMER LENDING. Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At September 30, 1999, our consumer loan portfolio totaled $157.0 million, or 3.6% of our gross loan portfolio.

      We offer a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, student loans and loans secured by savings deposits. We also offer a very limited amount of unsecured loans. We currently originate all of our consumer loans in our market areas. Our home equity loans, including lines of credit, and home improvement loans comprised approximately 75.1% of our total consumer loan portfolio at September 30, 1999. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. In order to minimize risk of loss, home equity loans in excess of 80% of the value of the property are partially insured against loss. The term to maturity on our home equity and home improvement loans may be up to 15 years. Home equity lines of credit have no stated term to maturity and require the payment of 2% of the outstanding loan balance per month, which amount may be reborrowed at any time. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower. The majority of our consumer loan portfolio is comprised of home equity lines of credit, which have interest rates that adjust based upon changes in the prime rate.

      We do not originate any consumer loans on an indirect basis. Indirect loans are contracts purchased from retailers of goods or services which have extended credit to their customers.

      Our underwriting standards for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount.

      Consumer loans may entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles.

LOAN ORIGINATIONS, PURCHASES, SALES AND REPAYMENTS

      We originate loans through referrals from real estate brokers and builders, our marketing efforts, and our existing and walk-in customers. While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market areas. Demand is affected by local competition and the interest rate environment. During the last several years, our dollar volume of fixed-rate, one- to four-family loans has exceeded the dollar volume of the same type of adjustable-rate loans. While our primary business is the origination of one- to four-family mortgage loans, competition from other lenders in our market areas limits, to a certain extent, the volume of loans we have been able to originate and place in our portfolio. As a result we have purchased mortgage loans and investment and mortgage-related securities to supplement our portfolios. Such whole loan purchases also serve to reduce our risk of geographic concentration. We sell a limited amount of loans and some of our loans are not originated according to secondary market guidelines. Furthermore, during the past few years, we, like many other financial institutions, have experienced significant prepayments on loans and mortgage-related securities due to the low interest rate environment prevailing in the United States. As a result of the reorganization, we have also expanded our leverage strategy by increasing our wholesale borrowings and the purchase of mortgage-related securities.

      Purchased whole loans are originated by one or two lenders who have a regional or national presence. By contractual agreement, the loan product is originated for us to our specifications. Each loan is underwritten by a third party contract underwriter who is under contract with us. We set prices for the loan product once each week. Mortgage servicing for purchased whole loans is retained by the originating lender.

      In periods of economic uncertainty, the ability of financial institutions, including us, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

      The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

                                                            Year Ended September 30,
                                               -----------------------------------------------
                                                   1999                1998             1997
                                               -----------          ----------       ---------
                                                                   (In Thousands)
ORIGINATIONS BY TYPE:
 Adjustable rate:
  Real estate - one- to four-family........    $   306,322          $  198,857        $315,314
                    - multi-family.........          4,855                 ---           6,240
                    - commercial...........            ---                 ---             ---
  Non-real estate - consumer...............         96,147              86,848          71,536
                    - commercial business..            ---                  10             ---
                                                ----------          ----------        --------
         Total adjustable-rate.............        407,324             285,715         393,090
                                                ----------          ----------        --------
 Fixed rate:
  Real estate - one- to four-family........        905,720             878,567         412,960
                    - multi-family.........            ---                 ---             250
                    - commercial...........            ---                 350             ---
  Non-real estate - consumer...............         31,835              26,312          26,514
                                                ----------          ----------        --------
         Total fixed-rate..................        937,555             905,229         439,724
                                                ----------          ----------        --------
         TOTAL LOANS ORIGINATED............      1,344,879           1,190,944         832,814
                                                ----------          ----------        --------

PURCHASES:
  Real estate - one- to four-family........        215,942             124,724         117,424
                    - multi-family.........            ---                 ---             ---
                    - commercial...........            ---                 ---             ---
  Non-real estate - consumer...............             17                  30             ---
                                                ----------          ----------        --------
         Total loans purchased.............        215,959             124,754         117,424
  Mortgage-related securities available for
     sale(excluding REMICs and CMOs)               962,182             256,076         245,102
  Mortgage-related securities held to
      maturity(excluding REMICs and CMOs)          103,426                 ---             ---
  REMICs and CMOs..........................        833,166             363,068         112,442
                                                ----------          ----------        --------
         TOTAL PURCHASED...................      2,114,733             743,898         474,968
                                                ----------          ----------        --------

SALES AND REPAYMENTS:
  Real estate - one- to four-family........         15,306              23,160           4,563
  Non-real estate - consumer (student loans         12,818              13,620          15,059
                                                ----------          ----------        --------
         Total loans sold..................         28,124              36,780          19,622
  Mortgage-related securities..............           ---                  ---             ---
                                                ----------          ----------        --------
         Total sales.......................         28,124              36,780          19,622
  PRINCIPAL REPAYMENTS.....................      1,624,735           1,113,628         558,990
                                                ----------          ----------        --------
         Total reductions..................      1,652,859           1,150,408         578,612
                                                ----------          ----------        --------

  Increase in other items, net.............        218,719             202,100         102,532
                                                ----------          ----------        --------

         Net increase......................     $1,588,034          $  582,334        $626,638
                                                ===========         ==========        ========


ASSET QUALITY

      When a borrower fails to make a payment on a loan on or before the default date, a late charge notice is mailed 15 days after the due date. When the loan is 30 days past due, we mail a delinquent notice to the borrower. All delinquent accounts are reviewed by a collection officer, who attempts to cause the delinquency to be cured by contacting the borrower. If the loan becomes 60 days delinquent, the collection officer will generally send a personal letter to the borrower requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current within the next 90 days. If the account becomes 90 days delinquent, and an acceptable repayment plan has not been agreed upon, the collection officer will generally refer the account to legal counsel, with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. During this 30 day period, the collection officer may accept a written repayment plan from the borrower which would bring the account current within the next 90 days. Once the loan becomes 120 days delinquent, and an acceptable repayment plan has not been agreed upon, the collection officer, after receiving approval from the appropriate officer as designated by our board of directors, will turn over the account to our legal counsel with instructions to initiate foreclosure.

      DELINQUENT LOANS. The following table sets forth our loans delinquent 30 - 89 days by type, number, amount and percentage of type at September 30, 1999.


                                       Loans Delinquent for
                                           30-89 Days
                             -----------------------------------------
                                                        Percent of
                                                     Total Delinquent
                                Number      Amount         Loans
                             ----------- ----------- ----------------
                                    (Dollars in Thousands)
Real Estate:
  One- to four-family...          281     $17,352           97.95%
  Multi-family..........          ---         ---             ---
  Commercial............          ---         ---             ---
  Construction or                   1          55            0.31
development.............
Consumer................           26         308            1.74
Commercial business.....          ---         ---             ---
                               ------     -------         -------
    Total..............          308      $17,715          100.00%
                               ======     =======         =======

      NON-PERFORMING ASSETS. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. At all dates presented, we had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates. Real estate owned include assets acquired in settlement of loans.


                                                      SEPTEMBER 30,
                                     -----------------------------------------------
                                       1999     1998      1997     1996       1995
                                     -------- --------- --------  ------     ------
                                                 (Dollars in Thousands)

Non-accruing loans:
  One- to four-family...............   $ 4,921   $6,048    $4,989   $3,889  $  3,950
  Multi-family......................       ---      ---       ---      ---       ---
  Commercial real estate............       ---      ---     1,042      ---       ---
  Construction or development.......       ---      ---       ---      100       228
  Consumer..........................        55      181        78        1        23
  Commercial business...............       ---      ---       ---      ---       ---
                                       -------   ------    ------   ------  --------
     Total..........................     4,976    6,229     6,109    3,990     4,201
                                       -------   ------    ------   ------  --------

Accruing loans delinquent more than
 90 days:
  One- to four-family...............       ---      ---       ---      ---       ---
  Multi-family......................       ---      ---       ---      ---       ---
  Commercial real estate............       ---      ---       ---      ---       ---
  Construction or development.......       ---      ---       ---      ---       ---
  Consumer..........................       ---      ---       ---      ---       ---
  Commercial business...............       ---      ---       ---      ---       ---
                                       -------   ------    ------   ------   -------
     Total..........................       ---      ---       ---      ---       ---
                                       -------   ------    ------   ------   -------

Real estate owned:
  One- to four-family...............     1,073    1,964     2,435    3,552     1,864
  Multi-family......................       ---      ---       ---      ---    11,852
  Commercial real estate............       ---      ---       ---      ---       ---
  Construction or development.......       ---      ---       ---      ---       ---
  Consumer..........................       ---      ---       ---      ---       ---
  Commercial business...............       ---      ---       ---      ---       ---
                                       -------   ------    ------   ------   -------
     Total..........................     1,073    1,964     2,435    3,552    13,716
                                       -------   ------    ------   ------   -------

Total non-performing assets.........   $ 6,049   $8,193    $8,544   $7,542   $17,917
                                       =======   ======    ======   ======   =======
Total as a percentage of total
assets..............................       .09%    0.15%     0.17%    0.17%     0.41%
                                       =======   ======    ======   ======   =======

      For the year ended September 30, 1999, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $151,000. The amount that was included in interest income on such loans was $70,000 for the year ended September 30, 1999.

      NON-PERFORMING LOANS. At September 30, 1999, we had $4.9 million in non-performing loans, which constituted 0.1% of our gross loan portfolio. At that date, there were no non-performing loans to any one borrower or group of related borrowers that exceeded $1.0 million, either individually or in the aggregate.

      OTHER LOANS OF CONCERN. In addition to the non-performing assets set forth in the table above, as of September 30, 1999, there was also an aggregate of $8.3 million in net book value of loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

      CLASSIFIED ASSETS. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

      When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, which may order the establishment of additional general or specific loss allowances.

      In connection with the filing of our periodic reports with the OTS and in accordance with our assets classification policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at September 30, 1999, we had classified $6.1 million of our assets as substandard, none as doubtful and none as loss. The amount classified substandard represented 0.6% of our retained earnings and 0.1% of our assets at September 30, 1999.

      PROVISION FOR LOAN LOSSES. We recorded a provision for loan losses in fiscal 1999 of $395,000, compared to $2.5 million in fiscal 1998 and $56,000 in fiscal 1997. The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under "-- Allowance for Loan Losses." The provision for loan losses in fiscal 1999 was based on management's review of such factors which indicated that the allowance for loan losses was adequate to cover losses inherent in the loan portfolio as of September 30, 1999.

      ALLOWANCE FOR LOAN LOSSES. We maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans and portfolio segments and the unallocated allowance. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

      The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of such loans or pools of loans. Changes in risk evaluations of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience as well as for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors for loans on residential properties with greater than four units and loans on construction and development and commercial properties are computed based on an evaluation of inherent losses on these loans. Pooled loan loss factors are based on expected net charge-offs for one year and are applied to loans that are homogeneous in nature, such as one- to four-family residential loans and consumer loans.

      The appropriateness of the allowance is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan. Senior management reviews these conditions quarterly in discussions with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the loss related to this condition is reflected in the unallocated allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

      The allowance for loan losses is based on estimates of losses inherent in the loan portfolio. The amounts actually observed in respect of these losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the current loss factors. By assessing the estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

      At September 30, 1999, our allowance for loan losses was $4.4 million or .10% of the total loan portfolio and approximately 89% of total nonaccrual loans. This compares with an allowance for loan losses of $4.1 million or .11% of the total loan portfolio and approximately 66% of the total nonaccrual loans as of September 30, 1998. At fiscal year end 1999, the unallocated portion of the allowance for loan losses was $2,000. The allocated portion of the allowance of $4.4 million is composed of credit losses related to the loan portfolio.

      During 1999, changes in assumptions regarding the effects of economic and business conditions on borrowers and other factors, which are described below, affected the assessment of the allocated allowance.

      During 1999, our single-family residential loan portfolio increased by $578.3 million over 1998. In addition, the non-performing single-family loans decreased by $1.1 million, or 18.3%, from $6.0 million at September 30, 1998 to $4.9 million at September 30, 1999. The provision for loan losses in fiscal 1999 of $395,000, representing 0.6 % of pretax earnings, was recorded in allocated allowance to reflect the increase in the single family residential mortgage loans as a result of the increase in loan originations, which contributed to an increase in the formula allowance. The provision represents 0.7% of the 1999 increase in the portfolio. We also reviewed the ratio of our non-performing loans to total loans and compared this to our ratio of allowance for loan losses to net loans receivable.

      During 1999, our multi-family loan portfolio decreased by approximately 23.0% to $30.9 million. This decrease is the result of fewer lending opportunities in various market areas. We increased our provision for credit losses to 0.5% of the multi-family loan portfolio. The increase was due to an increase in the amount of multifamily loans classified as watch. We also decreased our portfolio of commercial real estate loans by approximately 38.1% to $5.6 million while maintaining our provision for credit losses to 0.8% of the commercial real estate loan portfolio. The portfolio of construction and development loans increased by approximately 3.9% to $32.9 million. However, we maintained our provision for credit losses at 1.1% of the construction and development loan portfolio. The increase in the amount of the provision was partially due to an increase in the amount of construction and development loans classified as watch. Our consumer loan portfolio increased 13.7% to $156.7 million during 1999 as a result of increased marketing efforts. We maintained our provision for credit losses on consumer loans to approximately 0.1% of the consumer loan portfolio. These increases in provision for credit losses properly allocate the inherent credit loss provision based upon the known risks of the various loan portfolios in 1999.

      Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolios.

      Based upon the foregoing analysis of our reserving methodology, it is management's belief that the increase in the formula allowance provided for the additional losses inherent in the portfolio. Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that Capitol

Federal Savings will realize in the future related to the increase in the single family residential loan portfolio.

      The following table sets forth an analysis of our allowance for loan losses.

                                               YEAR ENDED SEPTEMBER 30,
                                        ----------------------------------------
                                        1999    1998     1997     1996     1995
                                        -----   ----     ----     ----     ----
                                               (Dollars in Thousands)

Balance at beginning of period.......   $4,081   $1,639  $1,583   $1,359   $3,878

Charge offs:
  One- to four-family................       44       20     ---      ---      ---
  Multi-family.......................      ---      ---     ---      641    2,519
  Commercial real estate.............      ---      ---     ---      ---      ---
  Construction or development........      ---      ---     ---      ---      ---
  Consumer...........................       25      ---     ---      ---      ---
  Commercial business................      ---      ---     ---      ---      ---
                                        ------   ------  ------   ------   ------
    Total charge-offs................       69       20     ---      641    2,519
Recoveries...........................      ---      ---     ---      ---      ---
                                                    ---     ---      ---      ---
                                        ------   ------  ------   ------   ------
Net charge-offs......................       69       20     ---      641    2,519
Provisions (recoveries) charged to
 operations..........................      395    2,462      56      865      ---
                                        ------   ------  ------   ------   ------
  Balance at end of period...........   $4,407   $4,081  $1,639   $1,583   $1,359
                                        ======   ======  ======   ======   ======

Ratio of net charge-offs during the
 period to average loans outstanding
 during the period...................      ---%     ---%    ---%    0.02%    0.10%
                                        ======   ======  ======   ======   ======
Ratio of net charge-offs during the
 period to average non-performing
 assets..............................      .97%    0.06%    ---%    1.26%    4.86%
                                        ======   ======  ======   ======   ======
Allowance as a percentage of
non-performing loans.................    88.57%   65.52%  26.83%   39.67%   32.35%
                                        ======   ======  ======   ======   ======
Allowance as a percentage of total
 loans (end of period)...............      .10%    0.11%   0.05%    0.05%    0.05%
                                        ======   ======  ======   ======   ======

      The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

                                                                      September 30,
                              -------------------------------------------------------------------------------------------

                                                   1999                                          1998
                              -------------------------------------------------------------------------------------------
                                                                 Percent                                       Percent
                                                                 of Loans                                     of Loans
                                                                 in Each                                       in Each
                                Amount of         Loans          Category      Amount of         Loan         Category
                                Loan Loss        Amounts         to Total      Loan Loss        Amounts       to Total
                                Allowance      By Category        Loans        Allowance      By Category       Loans
                                ---------     -------------      -------       ---------     ------------      -------

                                                                            (Dollars in Thousands)
One- to four-family..........      $  3,635         $4,069,704       94.74%      $3,222      $3,496,699         94.12%
Multi-family.................           146             30,889         .72          200          40,091          1.08
Commercial real estate.......            42              5,574         .13           77           9,006          0.24
Construction or
  development................           375             32,856         .76          348          31,610          0.85
Consumer.....................           207            156,672        3.65          174         137,817          3.71
Commercial business..........           ---                ---         ---          ---              10           ---
Unallocated..................             2                ---         ---           60                           ---
                                   --------         ----------      ------       ------      ----------
     Total...................        $4,407         $4,295,695      100.00%      $4,081      $3,715,233        100.00%
                                   ========         ==========      ======       ======      ==========        ======

                                           1997                                  1996                                1995
                             -------------------------------------------------------------------------------------------------------
                                                       Percent                              Percent                          Percent
                                                       of Loans                             of Loans                        of Loans
                                                       in Each                              in Each                          in Each
                             Amount of      Loan      Category    Amount of      Loan      Category   Amount of    Loan     Category
                             Loan Loss     Amounts    to Total    Loan Loss     Amounts    to Total   Loan Loss   Amounts   to Total
                             Allowance   By Category    Loans     Allowance   By Category    Loans    Allowance  By Category  Loans
                             ---------  ------------   -------    ---------  ------------   -------   ---------  ------------ ------

                                                                       (Dollars in Thousands)

One- to four-family..........   $1,208   $3,137,101      94.38%  $1,011      $2,784,247      94.49%      994     $2,602,296   94.53%
Multi-family.................       66       26,416       0.79      427          29,341       1.00        63         32,795    1.19
Commercial real estate.......       18        5,864       0.18        9           4,999       0.17        17          4,646    0.17
Construction or
  development................       67       30,900       0.93       85          17,547       0.60        29          8,333    0.30
Consumer.....................       41      123,460       3.71       42         110,355       3.75        21        104,923    3.81
Commercial business..........      ---          ---        ---      ---             ---        ---       ---            ---     ---
Unallocated..................      239          ---        ---        9             ---        ---       234            ---     ---
                                ------   ----------     ------   ------      ----------     ------    ------     ----------  ------
     Total...................   $1,639   $3,323,741     100.00%  $1,583      $2,946,489     100.00%   $1,358     $2,752,993  100.00%
                                ======   ==========     ======   ======      ==========     ======    ======     ==========  ======

INVESTMENT ACTIVITIES

      We are required to maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements imposed by OTS regulations and at levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At September 30, 1999, our regulatory liquidity ratio, which is our liquid assets as a percentage of net withdrawable savings deposits with a maturity of one year or less and current borrowings, was 62.5%.

      Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. See "Regulation --Capitol Federal Savings" and "- Qualified Thrift Lender Test" for a discussion of additional restrictions on our investment activities.

      The Chief Financial Officer has the basic responsibility for the management of our investment portfolio, subject to the direction and guidance of the asset and liability management committee. The Chief Financial Officer considers various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.

      The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

      Our investment securities currently consist of U.S. Government and agency securities. See Note 2 of the Notes to Consolidated Financial Statements. Our mortgage-related securities portfolio consists of securities issued by government-sponsored agencies. A portion of the portfolio consists of collateralized mortgage obligations ("CMOs"). CMOs are special types of pass through debt securities in which the stream of principal and interest payments on the underlying mortgages or mortgage-related securities are used to create investment classes with different maturities and, in some cases, different amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. We do not purchase any residual interest bonds. See Notes 4 and 5 of the Notes to Consolidated Financial Statements.

     During fiscal year 1999 we increased our portfolio of these securities by $1.01 billion. In conjunction with the reorganization, we purchased $352.8 million of adjustable rate mortgage-backed securities, with an average yield of 6.51%, funded primarily by the proceeds received in the reorganization. These securities had various terms to their initial reprice date, but are annually adjustable following their initial repricing. Following the reorganization, we implemented our capital utilization plan by purchasing a total of $725.0 million of these securities, comprised of $621.6 million of fixed rate CMOs and $103.4 million of fixed rate mortgage-backed securities. The CMOs, when purchased, had an average life of 5.2 years and an average yield of 6.57%. The mortgage-backed securities, when purchased, had an average life of approximately 8.3 years and an average yield of 7.35%. The composite average life of these securities was
5.6 years and the average rate was 6.69%. These purchases were completed with a spread over the cost to fund the purchases of 1.09%. See "Sources of Funds -- Borrowings" for a discussion regarding the funding of these purchases.

     The average life of our fixed rate mortgage-related securities is generally five years at the time of purchase. Premiums associated with mortgage-related securities purchased are not significant; therefore, the risk of significant yield adjustments because of accelerated prepayments is limited. Yield adjustments are encountered as interest rates rise or decline, which in turn slows or increases prepayment rates and affects the average lives of the mortgage-related securities. At September 30, 1999, we held CMOs totaling $837.5 million, all of which were secured by underlying collateral issued under government agency-sponsored programs. All of our CMOs are currently classified as held to maturity. At September 30, 1999, all but $13.1 million of our CMOs did not qualify as high risk mortgage securities as defined under OTS regulations. We do not invest in residual interests of CMOs.

     While mortgage-related securities, such as CMOs and REMICs, carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities.

     The following table sets forth the composition of our investment and mortgage-related securities portfolio at the dates indicated. Our investment securities portfolio at September 30, 1999, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of our retained earnings, excluding those issued by the government or its agencies.


                                                                             September 30,
                                                        1999                      1998                    1997
                                                ---------------------   ---------------------    ---------------------
                                                   Book       % of         Book        % of       Book           % of
                                                   Value     Total         Value      Total       Value         Total
                                                ----------   -------     ---------   --------    ---------     -------
                                                                       (Dollars in Thousands)

Securities available for sale, at fair value:
  Mortgage-related securities...............    $1,136,776    100.00%     $747,991   100.00%      $754,179     100.00%
  U.S. government and agency securities.....           ---       ---           ---      ---            ---        ---
                                                ----------    ------      --------   ------       --------     ------
     Total securities available for sale....    $1,136,776    100.00%     $747,991   100.00%      $754,179     100.00%
                                                ==========    ======      ========   ======       ========     ======

Investment securities, at amortized cost:
  Mortgage-related securities...............    $  101,977     10.68%          ---      ---            ---        ---
  U.S. government and agency securities.....        15,000      1.57      $160,469    33.37       $585,294      82.97
  CMOs and REMICs...........................       837,515     87.74       320,379    66.61        120,007      17.01
  Other investment securities...............           100       .01           100     0.02            100       0.02
                                                ----------    ------      --------    ------      --------     ------
     Total investment securities............    $  954,592    100.00%     $480,948   100.00%      $705,401     100.00%
                                                ==========    ======      ========   ======       ========     ======

Investment securities, at fair value........    $  929,574                $479,840                $704,935
                                                ==========                ========                ========


     The composition and maturities of the investment securities portfolio, excluding Federal Home Loan Bank stock, are indicated in the following table.


                                                                            September 30, 1999
                                            -------------------------------------------------------------------
                                                Less than 1 year      1 to 5 years           5 to 10 years
                                            -------------------------------------------------------------------

                                              Balance     Rate     Balance      Rate      Balance       Rate
                                            -------------------------------------------------------------------
                                                                  (Dollars in Thousands)
Securities available for sale:
 U.S. government and agency securities.....   $12,958     5.98%    $ 3,582      9.09%    $119,898        6.67%
                                              -------   ------     -------    ------     --------     -------
    Total securities available for sale....   $12,958     5.98%    $ 3,582      9.09%    $119,898        6.67%
                                              =======   ======     =======    ======     ========     =======

Investment securities:
 Mortgage Backed securities................   $   ---      ---     $   ---       ---     $    ---        ---
 U.S. government and agency securities.....       ---      ---         ---       ---          ---        ---
 Securities purchased under agreement
  to resell................................       ---      ---         ---       ---          ---        ---
 CMOs and REMICs...........................       ---      ---      52,951      6.40       66,286       7.00
 Other investment securities...............       ---      ---         100      1.50          ---        ---
                                              -------    -----     -------    ------     --------     ------

     Total investment securities...........   $   ---      ---%    $53,051      6.39     $ 66,286       7.00%
                                              =======    =====     =======    =======    ========     ======




                                                                    September 30, 1999
                                            -------------------------------------------------------------
                                                   Over 10 years                Total Securities
                                            -------------------------------------------------------------
                                                                                                 Fair
                                                 Balance      Rate       Balance     Rate        Value
                                            -------------------------------------------------------------
Securities available for sale:
 U.S. government and agency securities.....     $986,031      6.63%    $1,122,469    6.63%    $1,136,776
                                                --------    ------     ----------   -----     ----------
    Total securities available for sale....     $986,031      6.63%    $1,122,469    6.63%    $1,136,776
                                                ========    ======     ==========   =====     ==========

Investment securities:
 Mortgage Backed securities................     $101,977      7.50%    $  101,977    7.50%    $  101,033
 U.S. government and agency securities.....       15,000      6.13         15,000    6.13         14,654
 Securities purchased under agreement
  to resell................................          ---
 CMOs and REMICs...........................      718,278      6.40        837,515    6.45        813,787
 Other investment securities...............          ---       ---            100    1.50            100
                                                --------    ------     ----------   -----     ----------

     Total investment securities...........     $835,255      6.53%    $  954,592    6.56%    $  929,574
                                                ========    ======     ==========   =====     ==========


Sources of Funds

     General. Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

     Deposits. We offer a variety of deposit accounts having a wide range of interest rates and terms. Our deposits consist of passbook and passcard savings accounts, money market deposit accounts, NOW accounts, non-interest bearing checking accounts and certificates of deposit. We only solicit deposits in our market areas and have not accepted brokered deposits. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.

     The flow of  deposits  is  influenced  significantly  by  general  economic
conditions,   changes  in  money  market  and  prevailing   interest  rates  and
competition.

     The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We have become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. We endeavor to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives. Based on our experience, we believe that our deposits are relatively stable sources of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

     The following table sets forth our deposit flows during the periods indicated.



                                                            Year Ended September 30,
                                                  ----------------------------------------------
                                                      1999              1998             1997
                                                  ------------       ----------       ----------
                                                               (Dollars in Thousands)
Opening balance.............................        $3,894,180       $3,787,123       $3,740,718
Deposits....................................         5,154,745        4,725,985        4,367,361
Withdrawals.................................         5,321,757        4,795,516        4,496,198
Interest credited...........................           172,397          176,588          175,242
                                                    ----------       ----------       ----------

Ending balance..............................        $3,899,565       $3,894,180       $3,787,123
                                                    ==========       ==========       ==========

Net increase................................        $    5,385       $  107,057       $   46,405
                                                    ==========       ==========       ==========

Percent increase............................              .14%            2.83%            1.24%
                                                          ===             ====             ====


     The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered for the periods indicated.



                                                                              Year Ended September 30,
                                                 ------------------------------------------------------------------------------
                                                         1999                            1998                          1997
                                                 ------------------------------------------------------------------------------

                                                                Percent                     Percent                   Percent
                                                    Amount      of Total       Amount       of Total       Amount     of Total
                                                 -----------    --------     ----------     --------    ----------    --------
                                                                               (Dollars in Thousands)
Transactions and Savings Deposits:

Demand deposits............................      $   278,722       7.14%    $   260,440        6.68%    $  249,585      6.58%
Passbook and Passcard......................          123,479       3.16         129,180        3.31        131,854      3.48
Money market select........................          322,660       8.26         213,181        5.47         30,405      0.80
Cash fund..................................          201,275       5.16         225,356        5.78        293,108      7.73
                                                 -----------   --------     -----------      ------     ----------    ------

Total non-certificates.....................          926,136      23.72     $   828,157       21.24        704,952     18.59
                                                 -----------   --------     -----------      ------     ----------    ------

Certificates (by rate):

 0.00 - 2.99%..............................               46        ---             ---         ---            ---       ---
 3.00 - 3.99%..............................            5,732        .15           5,900        0.15          7,866      0.21
 4.00 - 4.99%..............................          573,440      14.69         429,108       11.01         25,822      0.68
 5.00 - 5.99%..............................        1,644,605      42.13       1,684,996       43.22      2,224,325     58.67
 6.00 - 6.99%..............................          514,167      13.17         715,234       18.34        598,005     15.77
 7.00 - 7.99%..............................          234,901       6.02         227,695        5.84        220,048      5.80
 8.00 - 8.99%..............................              538        .01           2,405        0.06          5,398      0.14
 9.00 - 9.99%..............................              ---        ---             685        0.02            707      0.02
                                                 -----------      -----     -----------      ------     ----------    ------

Total certificates.........................        2,973,429      76.17       3,066,023       78.64      3,082,171     81.29
                                                 -----------     ------     -----------      ------     ----------    ------
Accrued interest...........................            4,404        .11           4,674        0.12          4,718      0.12
                                                 -----------     ------     -----------      -------    ----------    ------
Total deposits.............................      $ 3,903,969     100.00%    $ 3,898,854      100.00%    $3,791,841    100.00%
                                                 ===========     ======     ===========      ======     ==========    ======



         The following table shows rate and maturity information for our certificates of deposit as of September 30, 1999.


                                   0.00-        4.00-          6.00-        8.00-                      Percent
                                   3.99%        5.99%          7.99%        9.99%          Total       of Total
                                  -------      -------        -------      -------        -------      --------
                                                             (Dollars in Thousands)
Certificate accounts maturing
 in quarter ending:
December 31, 1999..............   $ 5,756    $  325,532     $ 145,983        $ 262      $  477,533        16.06%
March 31, 2000.................        22       478,915       130,782           46         609,765        20.51
June 30, 2000..................       ---       330,900       158,397           39         489,336        16.46
September 30, 2000.............       ---       253,170       110,700          179         365,049        12.28
December 31, 2000..............       ---       124,173           135           12         124,320         4.18
March 31, 2001.................       ---       174,382            68          ---         174,450         5.87
June 30, 2001..................       ---        71,948           135          ---          72,083         2.42
September 30, 2001.............       ---       107,681        42,877          ---         150,558         5.06
December 31, 2001..............       ---       125,852        52,052          ---         177,904         5.98
March 31, 2002.................       ---        55,890            67          ---          55,957         1.88
June 30, 2002..................       ---        31,490        11,795          ---          43,285         1.46
September 30, 2002.............       ---        44,321        13,320          ---          57,641         1.94
Thereafter.....................       ---        93,791        81,757          ---         175,548         5.90
                                 --------    ----------      --------        -----      ----------      -------
   Total.......................    $5,778    $2,218,045      $749,068        $ 538      $2,973,429       100.00%
                                   ======    ==========      ========        =====      ==========       ======

   Percent of total............       .19%        74.60%        25.19%        0.02%
                                  ======        =======      ========        =====


     The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of September 30, 1999.

                                                                         Maturity
                                                    ---------------------------------------------------
                                                                     Over        Over
                                                    3 Months        3 to 6       6 to 12       Over
                                                     or Less        Months       Months       12 months       Total
                                                    --------       -------       -------      ---------       -----
                                                                          (In Thousands)
Certificates of deposit less than
 $100,000....................................        $427,664     $547,120      $765,504    $  922,051     $2,662,339
Certificates of deposit of $100,000 or
 more........................................          49,869       62,345        88,880       109,695        310,789
Public Funds.................................                          301                                        301
                                                     --------     --------      --------    ----------     ----------

Total certificates of deposit................        $477,533     $609,766      $854,384    $1,031,746     $2,973,429
                                                     ========     =========     ========    ==========     ==========


     Borrowings. Although deposits are our main source of funds, we utilize borrowings when they are a less costly source of funds, and can be invested at a positive rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings have historically consisted of advances from the FHLB and securities sold under agreement to repurchase. See Notes 11 and 12 of the Notes to Consolidated Financial Statements. Following our reorganization, we borrowed $725.0 million from the FHLB for the purpose of implementing our capital utilization plan. These advances carry an average cost of 5.60%, are fixed rate for ten years and each have a call feature which can be exercised on the fifth anniversary date. If the advances are called by the FHLB, they automatically convert to a short term variable rate advance. These borrowings were used because they allow us to lengthen our liability portfolio, which improves our interest rate risk position, relative to the savings portfolio by itself. In addition, callable advances typically carry a discounted rate because of the call option which helps to minimize our cost of funds. At September 30, 1999 we had also utilized $100.0 million of the line-of-credit that we maintain at the FHLB to fund retail loan production.

     We may obtain advances from the Federal Home Loan Bank of Topeka upon the security of certain of our mortgage loans and mortgage-related securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At September 30, 1999, we had $1.35 billion in Federal Home Loan Bank advances outstanding.

     The following table sets forth the maximum month-end balance and average balance of Federal Home Loan Bank advances and securities sold under agreement to repurchase for the periods indicated.


                                                                          Year Ended September 30,
                                                               -----------------------------------------------
                                                                   1999              1998             1997
                                                               --------------  ---------------     -----------
                                                                                (In Thousands)
Maximum Balance:
  Federal Home Loan Bank advances.........................       $1,345,000         $500,000          $275,000
  Securities sold under agreement to repurchase...........          175,000          175,000           175,000

Average Balance:
  Federal Home Loan Bank advances.........................       $  789,510         $365,000          $ 24,167
  Securities sold under agreement to repurchase...........          175,000          175,000            82,692


     The following table sets forth certain information as to our borrowings at the dates indicated.


                                                                                 September 30,
                                                            ----------------------------------------------------
                                                                  1999               1998                1997
                                                              -------------    ----------------    -------------
                                                                            (Dollars in Thousands)

Federal Home Loan Bank advances...........................      $ 1,345,000         $500,000          $275,000
Securities sold under agreement to repurchase.............          175,000          175,000           175,000
                                                                -----------        ---------         ---------

     Total borrowings.....................................      $ 1,520,000         $675,000          $450,000
                                                                ===========         ========          ========

Weighted average interest rate of Federal Home
 Loan Bank advances.......................................            5.61%            5.72%             5.76%

Weighted average interest rate of securities sold
 under agreement to repurchase............................            5.73%            5.73%             5.73%


Subsidiary and Other Activities

     As a federally chartered savings bank, we are permitted by Office of Thrift Supervision regulations to invest up to 2% of our assets, or $130.8 million at September 30, 1999, in the stock of, or unsecured loans to, service corporation subsidiaries. We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes.

     At September 30, 1999, we had one subsidiary, Capitol Funds, Inc., which has one line of credit loan outstanding for $14.0 million for the acquisition and development of land for construction of single-family homes in Overland Park, Kansas. This loan is described and included under "Lending Activities -- General." As of September 30, 1999, our total investment in this subsidiary was $11.9 million. During fiscal 1999, Capitol Funds, Inc. reported net income of $462,000 which consisted of interest funded from loan proceeds, net of income taxes.

                                   REGULATION

General

     Capitol Federal Savings, as a federally chartered savings institution, is subject to federal regulation and oversight by the Office of Thrift Supervision extending to all aspects of its operations. Capitol Federal Savings also is subject to regulation and examination by the FDIC, which insures the deposits of Capitol Federal Savings to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

     The Office of Thrift Supervision regularly examines Capitol Federal Savings and prepares reports for the consideration of Capitol Federal Savings' board of directors on any deficiencies that it may find in Capitol Federal Savings' operations. The FDIC also has the authority to examine Capitol Federal Savings in its role as the administrator of the Savings Association Insurance Fund. Capitol Federal Savings' relationship with its depositors and borrowers also is regulated to a great extent by both Federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of Capitol Federal Savings' mortgage requirements. Any change in such regulations, whether by the FDIC, the Office of Thrift Supervision or Congress, could have a material adverse impact on Capitol Federal Savings Bank MHC, Capitol Federal Financial and Capitol Federal Savings and their operations.

Capitol Federal Savings Bank MHC

     Capitol Federal Savings Bank MHC is a federal mutual holding company within the meaning of Section 10(o) of the Home Owners Loan Act. As such, Capitol Federal Savings Bank MHC is required to register with and be subject to Office of Thrift Supervision examination and supervision as well as certain reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Capitol Federal Savings Bank MHC and its non-savings institution subsidiaries, if any. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank.

     A mutual holding company is permitted to, among other things:

     o    invest in the stock of a savings institution;

     o acquire a mutual institution through the merger of such institution into a savings institution subsidiary of such mutual holding company or an interim savings institution of such mutual holding company;

     o merge with or acquire another mutual holding company, one of whose subsidiaries is a savings institution;

     o    acquire  non-controlling  amounts of the stock of savings institutions
          and  savings  institution   holding  companies,   subject  to  certain
          restrictions;

     o invest in a corporation the capital stock of which is available for purchase by a savings institution under Federal law or under the law of any state where the subsidiary savings institution or institutions have their home offices;

     o furnish or perform management services for a savings institution subsidiary of such company;

     o hold, manage or liquidate assets owned or acquired from a savings institution subsidiary of such company;

     o hold or manage properties used or occupied by a savings institution subsidiary of such company; and

     o    act as a trustee under deed or trust.

     In addition, a mutual holding company may engage in the activities of a multiple savings and loan holding company which are permissible by statute and Office of Thrift Supervision regulations and to the activities of bank holding companies which the Federal Reserve Board has deemed permissible by regulation under Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended, subject to prior approval by the Office of Thrift Supervision.

Capitol Federal Financial

     Pursuant to regulations of the Office of Thrift Supervision and the terms of Capitol Federal Financial's federal stock charter, the purpose and powers of Capitol Federal Financial are to pursue any or all of the lawful objectives of a federal mutual holding company subsidiary and to exercise any of the powers accorded to a mutual holding company subsidiary.

     If Capitol Federal Savings fails the qualified thrift lender test, Capitol Federal Financial must obtain the approval of the Office of Thrift Supervision prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure Capitol Federal Savings Bank MHC and Capitol Federal Financial must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

     Capitol Federal Savings Bank MHC and Capitol Federal Financial must obtain approval from the Office of Thrift Supervision before acquiring control of any other Savings Association Insurance Fund insured institution. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings institutions in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings institution.

Capitol Federal Savings

     The Office of Thrift Supervision has extensive authority over the operations of savings institutions. As part of this authority, Capitol Federal Savings is required to file periodic reports with the Office of Thrift
Supervision  and is subject  to  periodic  examinations  by the Office of Thrift
Supervision and the FDIC. The last regular Office of Thrift Supervision examination of Capitol Federal Savings was as of June 30, 1998. Under agency scheduling guidelines, it is likely that another examination will be initiated in the fourth quarter of 1999. When these examinations are conducted by the Office of Thrift Supervision and the FDIC, the examiners may require Capitol Federal Savings to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the savings institution's total assets, to fund the operations of the Office of Thrift Supervision. Capitol Federal Savings' Office of Thrift Supervision assessment for the fiscal year ended September 30, 1999 was $750,800.

     The Office of Thrift Supervision also has extensive enforcement authority over all savings institutions and their holding companies, including Capitol Federal Savings, Capitol Federal Financial and Capitol Federal Savings Bank MHC. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision. Except under certain circumstances, public disclosure of final enforcement actions by the Office of Thrift Supervision is required.

     In addition, the investment, lending and branching authority of Capitol Federal Savings is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the Office of Thrift Supervision. Federal savings institutions are also generally authorized to branch nationwide. Capitol Federal Savings is in compliance with the noted restrictions.

     Capitol Federal Savings' general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 1999, Capitol Federal Savings' lending limit under this restriction was $143.5 million. Capitol Federal Savings is in compliance with the loans-to-one- borrower limitation.

     The Office of Thrift Supervision, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.

Insurance of Accounts and Regulation by the FDIC

     Capitol  Federal Savings is a member of the Savings  Association  Insurance
Fund, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Savings Association Insurance Fund or the Bank Insurance Fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the Savings Association Insurance Fund will be less than the designated reserve ratio of 1.25% of Savings Association Insurance Fund insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on Savings Association Insurance Fund members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K for an explanation on the special Savings Association Insurance Fund assessment amount paid by Capitol Federal Savings in 1996.

     Effective January 1, 1997, the premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions ranges from 0 to 27 basis points. However, Savings Association Insurance Fund insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to approximately 6 basis points for each $100 in domestic deposits, while Bank Insurance Fund insured institutions pay an assessment equal to approximately 1 basis point for each $100 in domestic deposits. The Savings Association Insurance Fund assessment is expected to be reduced to about 2 basis points no later than January 1, 2000, when Bank Insurance Fund insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits will continue until the bonds mature in the year 2017.

Regulatory Capital Requirements

     Federally insured savings institutions, such as Capitol Federal Savings, are required to maintain a minimum level of regulatory capital. The Office of Thrift Supervision has established capital standards, including a tangible capital requirement, a leverage ratio or core capital requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The Office of Thrift Supervision is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 1999, Capitol Federal Savings did not have any intangible assets.

     At September 30, 1999, Capitol Federal Savings had tangible capital of $956.8 million, or 14.6% of adjusted total assets, which is approximately $858.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

     The capital standards also require core capital equal to at least 3.0% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings institution must maintain a core capital ratio of at least 4.0% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3.0% ratio. At September 30, 1999, Capitol Federal Savings had no intangibles which were subject to these tests.

     At September 30, 1999, Capitol Federal Savings had core capital equal to $956.8 million, or 14.6% of adjusted total assets, which is $693.9 million above the minimum requirement of 3.0% in effect on that date.

     The Office of Thrift Supervision also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The Office of Thrift Supervision is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 1999, Capitol Federal Savings had $4.4 million of general loan loss reserves, which was less than 1.25% of risk-weighted assets.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the Office of Thrift Supervision has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

     On September 30, 1999, Capitol Federal Savings had total risk-based capital of $961.2 million and risk-weighted assets of $2.9 billion; or total capital of 33.9% of risk-weighted assets. This amount was $729.2 million above the 8.0% requirement in effect on that date.

     The Office of Thrift Supervision and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings institutions that fail to meet their capital requirements. The Office of Thrift Supervision is generally required to take action to restrict the activities of an "undercapitalized institution," which is an institution with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8.0% risk-based capital ratio. Any such institution must submit a capital restoration plan and until such plan is approved by the Office of Thrift Supervision may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The Office of Thrift Supervision is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions.

     As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

     Any savings institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a risk-based capital ratio of less than 6.0% and is considered "significantly undercapitalized" must be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution that becomes "critically undercapitalized" because it has a tangible capital ratio of 2.0% or less is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the Office of Thrift Supervision must appoint a receiver, or conservator with the concurrence of the FDIC, for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of the Office of Thrift Supervision and the FDIC, including the appointment of a conservator or a receiver.

     The Office of Thrift Supervision is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the Office of Thrift Supervision or the FDIC of any of these measures on Capitol Federal Savings may have a substantial adverse effect on its operations and profitability.

Limitations on Dividends and Other Capital Distributions

     Office of Thrift Supervision regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

     Generally, savings institutions, such as Capitol Federal Savings, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the Office of Thrift Supervision may have its dividend authority restricted by the Office of Thrift Supervision. Capitol Federal Savings may pay dividends in accordance with this general authority.

     Savings institutions proposing to make any capital distribution need only submit written notice to the Office of Thrift Supervision 30 days prior to such distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain Office of Thrift Supervision approval prior to making such distribution. The Office of Thrift Supervision may object to the distribution during that 30-day period based on safety and soundness concerns. See "-- Regulatory Capital Requirements."

Liquidity

     All savings institutions, including Capitol Federal Savings, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the average daily balance of its liquidity base during the preceding calendar quarter or a percentage of the amount of its liquidity base at the end of the preceding quarter. For a discussion of what Capitol Federal Savings includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Commitments" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K. This liquid asset ratio requirement may vary from time to time between 4% and 10% depending upon economic conditions and savings flows of all savings institutions. At the present time, the minimum liquid asset ratio is 4%.

     Penalties may be imposed upon institutions for violations of the liquid asset ratio requirement. At September 30, 1999, Capitol Federal Savings was in compliance with the requirement, with an overall liquid asset ratio of 62.5%.

Qualified Thrift Lender Test

     All savings institutions, including Capitol Federal Savings, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 1999, Capitol Federal Savings met the test and has always met the test since its effectiveness.

     Any savings institution that fails to meet the qualified thrift lender test must convert to a national bank charter, unless it requalifies as a qualified thrift lender and thereafter remains a qualified thrift lender. If an institution does not requalify and converts to a national bank charter, it must remain Savings Association Insurance Fund insured until the FDIC permits it to transfer to the Bank Insurance Fund. If such an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new Federal Home Loan Bank borrowings and is subject to national bank limits for payment of dividends. If such an institution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding Federal Home Loan Bank borrowings, which may result in prepayment penalties. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Capitol Federal Financial."

Community Reinvestment Act

     Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with the examination of Capitol Federal Savings, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Capitol Federal Savings. An unsatisfactory rating may be used as the basis for the denial of an application by the Office of Thrift Supervision. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, Capitol Federal Savings may be required to devote additional funds for investment and lending in our local communities. Capitol Federal Savings was examined for Community Reinvestment Act compliance in March 8, 1999, and received a rating of satisfactory.

Transactions with Affiliates

     Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution's capital. Affiliates of Capitol Federal Savings include Capitol Federal Financial and any company which is under common control with Capitol
Federal Savings. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Office of Thrift Supervision has the discretion to treat subsidiaries of savings institutions as affiliates on a case by case basis.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the Office of Thrift Supervision. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must generally be made on terms substantially the same as for loans to unaffiliated individuals.

Federal Securities Law

     The stock of Capitol Federal Financial is registered with the SEC under the Securities Exchange Act of 1934, as amended. Capitol Federal Financial is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

     Capitol Federal Financial stock held by persons who are affiliates of Capitol Federal Financial may not be resold without registration or unless sold in accordance with certain resale restrictions. Affiliates are generally considered to be officers, directors and principal stockholders.

     If Capitol Federal Financial meets specified current public information requirements, each affiliate of Capitol Federal Financial will be able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At September 30, 1999, Capitol Federal Savings was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision. See "- Liquidity."

     Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

     Capitol Federal Savings is a member of the Federal Home Loan Bank of Topeka, which is one of 12 regional Federal Home Loan Banks, that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans or advances to members in accordance with policies and procedures, established by the board of directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board. All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, Capitol Federal Savings is required to purchase and maintain stock in the Federal Home Loan Bank of Topeka. For the year ended September 30, 1999, Capitol Federal Savings had an average outstanding balance of $49.3 million in Federal Home Loan Bank stock, which was in compliance with this requirement. In past years, Capitol Federal Savings has received substantial dividends on its Federal Home Loan Bank stock. Over the past three fiscal years such dividends have averaged 7.16% and were 6.99% for fiscal year 1999.

     Under federal law the Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to low-and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of Federal Home Loan Bank dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of Federal Home Loan Bank stock in the future. A reduction in value of Capitol Federal Savings' Federal Home Loan Bank stock may result in a corresponding reduction in Capitol Federal Savings' capital.

     For the year ended September 30, 1999, dividends paid by the Federal Home Loan Bank of Topeka to Capitol Federal Savings totaled $3.4 million, which was an increase over the amount of dividends received in fiscal year 1998.


                                    TAXATION

Federal Taxation

     General. We are subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Capitol Federal Financial or Capitol Federal Savings. Our federal income tax returns have been closed without audit as of the close of business on December 15, 1999 by the IRS through its fiscal year ended September 30, 1996.

     We file consolidated federal income tax return using the accrual method of accounting. To the extent of Capitol Federal's accumulated earnings and profits, any cash distributions made by Capitol Federal Financial to its stockholders is considered to be taxable dividends and not as a non-taxable return of capital to stockholders for federal and state tax purposes.

     Bad Debt Reserves. Prior to the Small Business Job Protection Act, Capitol Federal Savings was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act, savings associations must now use the specific chargeoff method in computing bad debt deductions beginning with their 1996 Federal tax return. In addition, federal legislation requires Capitol Federal Savings to recapture, over a six year period, the excess of tax bad debt reserves at September 30, 1997 over those established as of the base year reserve balance as of September 30, 1989. The remaining amount of such reserve subject to recapture as of September 30, 1999 for Capitol Federal Savings is approximately $28 million. Capitol Federal Savings continues to utilize the reserve method in determining its privilege tax obligations to the State of Kansas.

     Taxable Distributions and Recapture. Prior to the Small Business Job Protection Act, bad debt reserves created prior to the year ended September 30, 1997, were subject to recapture into taxable income should Capitol Federal Savings fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should Capitol Federal Savings make certain non-dividend distributions or cease to maintain a thrift charter.

     Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income. The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Capitol Federal Savings has not been subject to the alternative minimum tax, nor do we have any such amounts available as credits for carryover.

     Net Operating Loss Carryovers. A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. This provision applies to losses incurred in taxable years beginning after August 6, 1997. For losses incurred in the taxable years prior to August 6, 1997, the carryback period was three years and the carryforward period was 15 years. At September 30, 1999, Capitol Federal Savings had no net operating loss carryforwards for federal income tax purposes.

     Corporate Dividends-Received Deduction. Capitol Federal Financial may eliminate from its income dividends received from Capitol Federal Savings as a wholly-owned subsidiary of Capitol Federal Financial. The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

State Taxation

     Capitol Federal Savings files Kansas privilege tax returns. For Kansas privilege tax purposes, for taxable years beginning after 1997, the minimum tax rate is 4.5% of earnings, which is calculated based on federal taxable income, subject to certain adjustments. The earnings of Capitol Federal Financial may be combined with Capitol Federal Savings for purposes of the Kansas privilege tax. If combined Kansas privilege tax returns are not filed, Capitol Federal Financial will file Kansas income tax returns with other non-thrift members of the affiliated group.

Competition

     We face strong competition in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.

     We attract all of our deposits through our branch office system. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates.

Employees

     At September 30, 1999, we had a total of 782 employees, including 143 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers

     John C. Dicus. Age 66 years. Mr. Dicus is Chairman of the Board of Directors and Chief Executive Officer of Capitol Federal Savings and Capitol Federal Financial. He has served in such capacities for Capitol Federal Savings since 1989 and with Capitol Federal Financial since its inception in March 1999. He has served Capitol Federal Savings in various capacities since 1959. He also served as President of Capitol Federal Savings from 1969 until 1996.

     John B. Dicus. Age 38 years. Mr. Dicus is President and Chief Operating Officer of Capitol Federal Savings and Capitol Federal Financial. He has served in such capacities for Capitol Federal Savings since 1996 and for Capitol Federal Financial since its inception in March 1999. Prior to that, he served as the Executive Vice President of Corporate Services for Capitol Federal Savings for four years. He has been with Capitol Federal Savings in various other positions since 1985. Mr. John B. Dicus is the son of Mr. John C. Dicus.

     Stanley F. Mick. Age 60 years. Mr. Mick has served as Executive Vice President and Chief Lending Officer of Capitol Federal Savings since 1991. Since 1994, he has also served as President of Capitol Funds Inc., a subsidiary of Capitol Federal Savings.

     Neil F.M. McKay. Age 58 years. Mr. McKay serves as Executive Vice President, Chief Financial Officer and Treasurer of Capitol Federal Savings and Capitol Federal Financial. He has served in such positions with Capitol Federal Savings since 1994 and Capitol Federal Financial since its inception in March 1999. Prior to that, he served as the Chief Operating Officer and Chief Financial Officer of another savings institution for five years.

     Larry K. Brubaker. Age 52 years. Mr. Brubaker has been employed with Capitol Federal Savings since 1971 and currently serves as Executive Vice President for Corporate Services of Capitol Federal Savings, a position he has held since 1997. Prior to that, he was employed by Capitol Federal Savings as the Eastern Region Manager for seven years.

     R. Joe Aleshire. Age 52 years. Mr. Aleshire has been employed with Capitol Federal Savings since 1973 and currently serves as Executive Vice President for Retail Operations of Capitol Federal Savings, a position he has held since 1997. Prior to that, he was employed by Capitol Federal Savings as the Wichita Area Manager for 17 years.

     Kent G. Townsend. Age 38 years. Mr. Townsend serves as Senior Vice President and Controller of Capitol Federal Financial, a position he has held since March 1999. He has also served in similar positions with Capitol Federal Savings since September 1995. Prior to that, he served as the Financial Planning and Analysis Officer with Capitol Federal Savings for three years.

Item 2. Properties

     At September 30, 1999, we had 25 full service offices and six limited service offices. Capitol Federal Savings owns the office building in which its home office and executive offices are located. At September 30, 1999, Capitol Federal Savings owned 22 of its other branch offices and the remaining eight branch offices, including six supermarket locations and a warehouse were leased. As of September 30, 1999, the net book value of Capitol Federal Savings' investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $21.1 million.

     Capitol Federal Savings believes that our current facilities are adequate to meet the present and immediately foreseeable needs of Capitol Federal Savings and Capitol Federal Financial.

     Capitol Federal Savings maintains an on-line data base of depositor and borrower customer information. The net book value of the data processing and computer equipment utilized by Capitol Federal Savings at September 30, 1999 was $2.9 million.

Item 3. Legal Proceedings

     Capitol Federal Financial is involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with our counsel representing us in the proceedings, that the resolution of these proceedings should not have a material effect on our results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 1999.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

     The section entitled "Shareholder Information - Market" of the attached Annual Report to Stockholders for year ended September 30, 1999 is incorporated herein by reference.

Item 6. Selected Financial Data

     The section entitled "Selected Consolidated Financial Information" of the attached Annual Report to Stockholders for year ended September 30, 1999 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the attached Annual Report to
Stockholders for year ended September 30, 1999 is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     The section entitled "Management Discussion of Financial Condition and Results of Operations - Asset/Liability Management" of the attached Annual Report to Stockholders for year ended September 30, 1999 is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     The section entitled "Consolidated Financial Statements" of the attached Annual Report to Stockholders for year ended September 30, 1999 is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

     Information concerning directors of Capitol Federal Financial is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2000, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

     Information concerning executive officers of Capitol Federal Financial is set forth under the caption "Executive Officers of Capitol Federal Financial" contained in Part I of this Form 10-K.

Compliance with Section 16(a)

     Section 16(a) of the Exchange Act requires Capitol Federal Financial's directors and executive officers, and persons who own more than 10% of a registered class of Capitol Federal Financial's equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock and other equity securities of Capitol Federal Financial. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish Capitol Federal Financial with copies of all Section 16(a) forms they file.

     To Capitol Federal Financial's knowledge, based solely on a review of the copies of such reports furnished to Capitol Federal Financial and written representations that no other reports were required during the fiscal year ended September 30, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 11. Executive Compensation

     Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2000, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2000, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2000, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following is a list of documents filed as part of this report:

     (1)  Financial Statements:

The following financial statements are included under Part II, Item 8 of this Form 10-K:


1.   Report of Independent Auditors.
2.   Consolidated Balance Sheet as of September 30, 1999 and 1998.
3. Consolidated Statements of Income for the Years ended September 30, 1999, 1998 and 1997.
4. Consolidated Statements of Equity for the Years ended September 30, 1999, 1998 and 1997.
5. Consolidated Statements of Cash Flows for the Years ended September 30, 1999, 1998 and 1997.
6. Notes to Consolidated Financial Statements for the Years ended September 30, 1999, 1998 and 1997.

     (2)  Financial Statement Schedules:

     All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

     (3)  Exhibits:

          See Index to Exhibits.

(b)  Reports on Form 8-K:

     1. No reports on Form 8-K have been filed for the three months ended September 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CAPITOL FEDERAL FINANCIAL



Date:  December 29, 1999       By: /s/ John C. Dicus
       -----------------           ---------------------------------------------
                                    John C. Dicus
                                    Chairman of the Board and Chief
                                     Executive Officer
                                     (Duly Authorized Representative)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ John C. Dicus                                         By: /s/ Kent G. Townsend
   -------------------------------------------                    ----------------------------------------
   John C. Dicus, Chairman of                                     Kent G. Townsend, Senior Vice
    the Board and Chief Executive Officer                         President and Controller
    (Principal Executive Officer)                                  (Principal Accounting Officer)

Date: December 29, 1999                                       Date: December 29, 1999
      -----------------                                             -----------------



By: /s/ John B. Dicus                                         By: /s/ B. B. Andersen
    -----------------------------------------                     ---------------------------------------
    John B. Dicus, President, Chief                               B. B. Andersen, Director
     Operating Officer and Director


Date: December 29, 1999                                       Date: December 29, 1999
      -----------------                                             -----------------


By: /s/ Neil F. M. McKay                                      By: /s/ Robert B. Maupin
    -----------------------------------------                     ---------------------------------------
    Neil F.M. McKay, Executive Vice                               Robert B. Maupin, Director
     President and Chief Financial Officer
     (Principal Financial Officer)

Date: December 29, 1999                                       Date: December 29, 1999
      -----------------                                             -----------------










By: /s/ Frederick P. Reynolds                                 By: /s/ Marilyn S. Ward
    -----------------------------------------                     ---------------------------------------
    Frederick P. Reynolds, Director                               Marilyn S. Ward, Director

Date: December 29, 1999                                       Date: December 29, 1999
      -----------------                                             -----------------



By: /s/ Carl W. Quarnstrom
    -----------------------------------------
    Carl W. Quarnstrom, Director

Date: December 29, 1999
      -----------------



                                                 INDEX TO EXHIBITS


 Exhibit
 Number                           Document

  2.0             *Plan of Reorganization and Stock Issuance Plan

  3(i)            *Federal Stock Charter of Capitol Federal Financial

  3(ii)           *Bylaws of Capitol Federal Financial

  4               *Form of Stock Certificate of Capitol Federal Financial

 10               Registrant's Employee Stock Ownership Plan

 11               Statement re: computation of per share earnings

 13               Annual Report to Stockholders

 21               Subsidiaries of the Registrant

 27               Financial Data Schedule (electronic filing only)


--------------

*Incorporated  by  reference  from  Capitol  Federal  Financial's   Registration
Statement on Form S-1 (File No. 333-68363) filed on February 11, 1999, as amended and declared effective on the same date.