Form 10-Q
period 1999-12-31
CAPITOL FEDERAL FINANCIAL
filed 2000-02-14
CIK 1074433

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                        Commission File Number 333-68363


                            CAPITOL FEDERAL FINANCIAL
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        United States                                        48-1212142
----------------------------------------                   --------------
  (State or other jurisdiction of                          (IRS Employer
    incorporation or organization)                      Identification Number)

  700 Kansas Avenue, Topeka, Kansas                            66603
----------------------------------------                   --------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:    (785) 235-1341
                                                       --------------

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Transitional Small Business Format:       Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Common Stock                 87,888,787
                     ------------          -----------------------
                       Class                  Shares Outstanding
                                           as of February 14, 2000



                                    FORM 10-Q
                            Capitol Federal Financial
                                      INDEX


                                                                                                              Page
PART I -- FINANCIAL INFORMATION                                                                              Number
Item 1.  Financial Statements
         Consolidated Balance Sheets at December 31, 1999 and September 30, 1999                               3
         Consolidated Statements of Income for the three months ended                                          4
              December 31, 1999 and December 31, 1998
         Consolidated Statement of Stockholders' Equity for the three months ended                             5
              December 31, 1999
         Consolidated Statements of Cash Flows for the three months ended                                      6
              December 31, 1999 and December 31, 1998
         Notes to Consolidated Interim Financial Statements                                                    8
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                                       13
Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                            16

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                     17
Item 2.  Changes in Securities and Use of Proceeds                                                             17
Item 3.  Defaults Upon Senior Securities                                                                       17
Item 4.  Submission of Matters to a Vote of Security Holders                                                   17
Item 5.  Other Information                                                                                     17
Item 6.  Exhibits and Reports on Form 8-K                                                                      17

Signature Page                                                                                                 18



                         PART 1 -- FINANCIAL INFORMATION

                    CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,            September 30,
                                                                                      1999                    1999
                                                                              ---------------------    -------------------
                                                                                   (Unaudited)
                                                                                          (dollars in thousands)
ASSETS:
Cash and cash equivalents                                                             $   62,437             $   22,275
Investment securities held to maturity (market value of $14,514
and $14,574)                                                                              15,100                 15,100
Capital stock of Federal Home Loan Bank                                                   96,367                 68,336
Mortgage-related securities:
    Available-for-sale                                                                 1,052,313              1,136,776
    Held-to-maturity (market value of $1,297,887 and $914,820)                         1,301,879                939,492
Loans held for sale, net                                                                   4,971                  3,651
Loans receivable, net                                                                  4,532,747              4,291,288
Premises and equipment, net                                                               24,511                 24,046
Real estate owned, net                                                                     1,239                  1,073
Accrued interest receivable                                                               34,715                 32,845
Other assets                                                                               3,501                  4,433
                                                                                      ----------             ----------
TOTAL ASSETS                                                                          $7,129,780             $6,539,315
                                                                                      ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits                                                                              $3,962,712             $3,899,565
Advances from Federal Home Loan Bank                                                   1,900,000              1,345,000
Securities sold under agreement to repurchase                                            175,000                175,000
Advance payments by borrowers for taxes and insurance                                     10,173                 37,422
Deferred income taxes                                                                     12,636                 13,779
Accounts payable and accrued expenses                                                     33,657                 22,035
                                                                                      ----------             ----------
    Total liabilities                                                                  6,094,178              5,492,801

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares Authorized; no
shares issued or outstanding                                                                   0                      0
Common stock ($0.01 par value) 450,000,000 shares authorized;
91,512,287 shares issued as of December 31, 1999 and
 September 30, 1999                                                                          915                    915
Additional paid-in capital                                                               384,864                384,864
Retained earnings                                                                        699,235                684,761
Accumulated other comprehensive income                                                     2,364                  4,204
Unearned compensation, Employee Stock Ownership Plan                                     (27,725)               (28,230)
Less shares held in treasury:  2,340,000 shares                                          (24,051)                     0
   Total stockholders' equity                                                          1,035,602              1,046,514

                                                                                      ----------             ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $7,129,780             $6,539,315
                                                                                      ==========             ==========


See accompanying notes to consolidated interim financial statements.


                    CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                        Three Months Ended
                                                           December 31,
                                                      ----------------------
                                                          1999       1998
                                                      ----------------------
INTEREST AND DIVIDEND INCOME:
Loans receivable                                        $78,980      $69,946
Mortgage-related securities                              32,967       16,243
Investment securities                                       240          765
Securities purchased under agreement to resell                0        2,688
Cash and cash equivalents                                   423        1,101
Capital stock of Federal Home Loan Bank                   1,367          675
                                                       ---------------------
     Total interest and dividend income                 113,977       91,418

INTEREST EXPENSE:
Deposits                                                 49,734       50,332
Borrowings                                               23,421        9,879
                                                       ---------------------
     Total interest expense                              73,155       60,211

                                                       ---------------------
Net interest and dividend income                         40,822       31,207
Provision for loan losses                                   244            0
                                                       ---------------------
     Net interest and dividend income after
     provision for loan losses                           40,578       31,207

OTHER INCOME:
Automated teller and debit card transaction fees          1,251          873
Checking account transaction fees                           801          751
Loan fees                                                   412          529
Insurance commissions                                       426          344
Other, net                                                  525          611
                                                       ---------------------
     Total other income                                   3,415        3,108

OTHER EXPENSES:
Salaries and employee benefits                            8,230        6,360
Occupancy of premises                                     2,615        2,365
Office supplies and related expenses                        831          750
Deposit and loan transaction fees                           914          950
Advertising                                                 474          377
Federal insurance premium                                   595          570
Other, net                                                1,219          897
                                                       ---------------------
     Total other expenses                                14,878       12,269

                                                       ---------------------
Income before income tax expense                         29,115       22,046

Income tax expense                                       10,991        8,554
                                                       ---------------------
NET INCOME                                              $18,124      $13,492
                                                       =====================

Earnings per share
     Basic                                                $0.21
     Diluted                                              $0.21


See accompanying notes to consolidated interim financial statements.

                                         CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                       (Unaudited)

                                                                                                   Accumulated
                                                                    Additional                        Other
                                                         Common       Paid-In       Retained      Comprehensive
                                                          Stock       Capital       Earnings          Income
                                                        ---------------------------------------------------------
   Balance at October 31, 1999                          $    915      $384,864     $684,761          $4,204
   Comprehensive Income:
       Net income                                              -             -       18,124               -
       Other comprehensive income - Change in
        unrealized gains on mortgage-related
        securities available-for-sale, net of
        deferred taxes of ($1,434)                             -             -            -          (1,840)
   Total comprehensive income

   Repurchase of common stock, at cost                         -             -            -               -
   Common stock committed to be released for
     allocation - Employee Stock Ownership Plan                -             -            -               -

   Dividends  on common stock to stockholders
   ($0.10 per share)                                           -             -       (3,650)              -

                                                        ---------------------------------------------------------
       TOTAL                                            $    915      $384,864     $699,235          $2,364
                                                        =========================================================


                                                                            Unearned
                                                             Treasury     Compensation
                                                               Stock         (ESOP        Total
                                                        -----------------------------------------
   Balance at October 31, 1999                               $(28,230)           -     $1,046,514
   Comprehensive Income:
       Net income                                                   -            -         18,124
       Other comprehensive income - Change in
        unrealized gains on mortgage-related
        securities available-for-sale, net of
        deferred taxes of ($1,434)                                  -            -         (1,840)
   Total comprehensive income                                                              16,284

   Repurchase of common stock, at cost                              -      (24,051)       (24,051)
   Common stock committed to be released for
     allocation - Employee Stock Ownership Plan                   505            -            505

   Dividends  on common stock to stockholders
   ($0.10 per share)                                                -            -         (3,650)

                                                        ------------------------------------------
       TOTAL                                                 $(27,725)    $(24,051)    $1,035,602
                                                        ==========================================


See accompanying notes to consolidated interim financial statements.



                    CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                   Three Months Ended December 31,
                                                               -----------------------------------------
                                                                     1999                  1998
                                                               -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $18,124                $13,492

Adjustments to reconcile net income to net cash provided by operating activities:

Federal Home Loan Bank stock dividends                               (1,367)                     0
Amortization of net deferred loan origination fees                     (637)                (2,886)
Provision for loan losses                                               244                      0

Net loan origination fees capitalized                                 1,028                  3,321
Gain on sales of real estate owned, net                                 (50)                   (68)
Originations of loans held for sale                                  (1,391)                (2,524)

Amortization and accretion of premiums and discounts on
     mortgage related securities and investment securities              300                    262
Depreciation and amortization on premises and equipment               1,204                    824


Common stock committed to be released for allocation -
     Employee Stock Ownership Plan                                      505                      0
Changes in:
     Accrued interest receivable                                     (1,870)                 1,836
     Other assets                                                     1,003                 (1,116)
     Income taxes payable                                            10,991                  8,554
     Accounts payable and accrued expenses                            1,988                  1,239
                                                               ------------------------------------
         Net cash provided by operating activities                   28,722                 22,934

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities                         0                150,470
Purchases of investment securities                                  (26,664)                     0
Purchases of securities under agreement to resell                         0               (957,211)
Principal collected on mortgage-related securities                   81,193                138,654
     available-for-sale
Purchases of mortgage-related securities available-for-sale               0               (500,653)
Principal collected on mortgage-related securities                   32,732                142,815
     held-to- maturity
Purchases of mortgage-related securities held-to-maturity          (395,132)                (4,102)
Loan originations net of principal collected on loans receiva       (93,020)               (38,910)
Purchases of loans receivable                                      (150,007)               (12,299)
Purchases of premises and equipment, net                             (1,670)                (1,393)
Proceeds from sales of real estate owned                                810                    194
                                                               ------------------------------------
         Net cash used in investing activities                     (551,758)            (1,082,435)



                                                                   Three Months Ended December 31,
                                                               -----------------------------------------
                                                                     1999                  1998
                                                               -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                                       (3,650)                    0
Deposits, net of payments                                            63,147                62,055
Proceeds from advances from Federal Home Loan Bank                1,033,000                     0
Repayments on advances from Federal Home Loan Bank                 (478,000)                    0

Repayments of securities sold under agreement to repurchase               0             1,047,360

Payments for repurchase of common stock                             (24,051)                    0
Advance payments by borrowers for taxes and insurance               (27,248)              (24,850)
                                                              --------------------------------------------
         Net cash provided by financing activities                  563,198             1,084,565
NET INCREASE IN CASH AND CASH EQUIVALENTS                            40,162                25,064

CASH AND CASH EQUIVALENTS:
Beginning of Period                                                 $22,275               $24,454
End of Period                                                       $62,437               $49,518
                                                              ============================================




See accompanying notes to consolidated interim financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING
     POLICIES
The accompanying consolidated interim financial statements were prepared in accordance with generally accepted accounting principles ("GAAP"). Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period ended September 30, 1999 contained in the Company's Annual Report dated for the fiscal year ended September 30, 1999. The results for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000.

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


                                                   December 31, 1999                   September 30, 1999
                                         ---------------------------------------------------------------------
                                               Amount            Percent            Amount           Percent
                                         ---------------------------------------------------------------------
                                                                       (in thousands)
Real Estate Loans:
  One- to four-family                       $4,309,728            94.11%          $4,083,148          94.10%
  Multi-family                                  35,627             0.78               31,114           0.72
  Commercial                                    11,147             0.24               11,415           0.26
  Construction or development                   57,226             1.25               56,660           1.30
                                         ---------------------------------------------------------------------
    Total real estate loans                  4,413,728            96.38            4,182,337          96.38

Other Loans:
  Savings loans                                 14,754             0.32               15,281           0.35
  Student                                       17,034             0.37               16,424           0.38
  Home improvement                               2,318             0.05                2,072           0.05
  Automobile                                     9,326             0.21                7,122           0.16
  Home equity                                  121,443             2.65              115,779           2.67
  Other                                            747             0.02                  330           0.01
                                         ---------------------------------------------------------------------
  Total other loans                            165,622             3.62              157,008           3.62

Total loans receivable                       4,579,350           100.00%           4,339,345         100.00%

Less:
  Loans in process                              26,961                                29,043
  Deferred fees and discounts                   15,025                                14,607
  Allowance for losses                           4,617                                 4,407
                                            ----------                            ----------
    Total loans receivable, net             $4,532,747                            $4,291,288
                                            ==========                            ==========



4.  NON-PERFORMING LOANS
The following table presents the Company's non-performing loans, including non-accrual loans and real estate owned, at the dates indicated.


                                            December 31,     September 30,
                                                1999              1999
                                           -------------------------------
                                                    (in thousands)

Non-accruing loans:
  One-to four-family                              $4,178            $4,921
  Multi-family                                         -                 -
  Commercial real estate                               -                 -
  Construction or development                          -                 -
  Consumer                                            48                55
  Commercial business                                  -                 -
                                               ---------         ---------
    Total                                         $4,226            $4,976
                                               =========         =========

Accruing loans delinquent more than 90 days:
  One- to four-family                                  -                 -
  Multi-family                                         -                 -
  Commercial real estate                               -                 -
  Construction or development                          -                 -
  Consumer                                             -                 -
  Commercial business                                  -                 -
                                               ---------         ---------
    Total                                              -                 -
                                               =========         =========

Real Estate Owned:
  One- to four-family                             $1,239            $1,073
  Multi-family                                         -                 -
  Commercial real estate                               -                 -
  Construction or development                          -                 -
  Consumer                                             -                 -
  Commercial business                                  -                 -
                                               ---------         ---------
    Total                                         $1,239            $1,073
                                               =========         =========

Total non-performing assets                       $5,465            $6,049
                                               =========         =========

Total as a percentage of total assets              0.08%             0.09%
                                               =========         =========



5.  ALLOWANCE FOR LOAN LOSSES
The following table presents the Company's activity for loan losses at the dates and for the periods indicated.


                                                For the quarter ending
                                                     December 31,
                                             ----------------------------
                                                1999              1998
                                             ----------------------------
                                                    (in thousands)

Balance at the beginning of period              $4,407           $4,081

Charge offs:
  One- to four-family                               33                -
  Multi-family                                       -                -
  Commercial real estate                             -                -
  Construction or development                        -                -
  Consumer                                           1                -
  Commercial business                                -                -
                                             ----------------------------
    Total charge-offs                               34                -
                                             ============================

Recoveries:
  One- to four-family                                -                -
  Multi-family                                       -                -
  Commercial real estate                             -                -
  Construction or development                        -                -
  Consumer                                           -                -
  Commercial business                                -                -
                                             ----------------------------
    Total charge offs                                -                -
                                             ============================

Net charge-offs                                     34                -
Additions charged to operations                    244                -
Balance at end of period                        $4,617           $4,081
                                             ============================


6.  SAVINGS PORTFOLIO
The table below presents the Company's savings portfolio at the dates indicated.


                                                   December 31, 1999                   September 30, 1999
                                          ------------------------------------------------------------------------
                                               Amount       Percent of Total        Amount       Percent of Total
                                          ------------------------------------------------------------------------
                                                                       (in thousands)

Demand deposits                             $303,149             7.65%          $  278,722             7.15%
Passbook and passcard                        119,125             3.01              123,479             3.17
Money market select                          313,900             7.92              322,660             8.27
Cash fund                                    196,863             4.97              201,275             5.16
Certificates                               3,029,675            76.45            2,973,429            76.25

                                          ----------                            ----------
Total deposits                            $3,962,712           100.00%          $3,899,565           100.00%
                                          ========================================================================


7.   EARNINGS PER SHARE
Earnings per share for the quarter ended December 31, 1999 were $0.21 per share. The Company accounts for the 3,024,574 shares acquired by its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6; shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings pe share calculations.


                                                Three Months Ended
                                                 December 31, 1999
                                                ------------------

Net Income                                         $    18,124

Weighted average common shares                      87,938,311
Allocated ESOP shares                                  202,186
                                                   -----------
Total basic and diluted weighted
    average common shares                           88,140,497
                                                   ===========

Net earnings per share
    Basic                                          $      0.21
    Diluted                                        $      0.21


8.   EQUITY
At December 31, 1999, the Bank exceeded all minimum regulatory requirements for a well capitalized institution, with tangible capital at 14.53% and risk-based capital of 31.59%. The Company declared an $0.11 per share dividend on January 20, 2000 to holders of record on February 4, 2000 payable on February 18, 2000. During the quarter ended December 31, 1999 the Company purchased 2,340,000 shares of its publicly traded stock in the open market at an average cost of $10.28 per share. Book value per share at December 31, 1999 was $11.99. At December 31, 1999 there were 86,399,761 shares outstanding.

9.   COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company and its Subsidiaries are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the suits will have a materially adverse effect on the Company's consolidated financial statements for either the current interim period or fiscal year ending September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained in this filing, the matters discussed may be deemed to be forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, competition, and other risks detailed from time to time in the Company's SEC reports. Actual strategies and results in future periods may differ materially from those currently expected. These forward-looking statements represent the Company's judgment as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The discussion includes comments relating to the Bank since the Bank is wholly owned by the Company and comprises the majority of assets and sources of income for the Company.

FINANCIAL CONDITION

ASSETS. For the three month period ended December 31, 1999, total assets of the Company increased $590.5 million, or 9.0%, from $6.54 billion at September 30, 1999 to $7.13 billion at December 31, 1999. The increase from September 30, 1999 was primarily due to the growth in the Company's loan and mortgage-related securities portfolio. This increase in total assets was distributed as follows:

     o $241.5 million, or 5.6%, increase in net loans receivable which increased from $4.29 billion at September 30, 1999 to $4.53 billion at December 31, 1999,

     o $277.9 million, or 13.0%, increase in mortgage-related securities which increased from $2.08 billion at September 30, 1999 to $2.35 billion at December 31, 1999.

Total one- to four-family loan originations for the quarter ended December 31, 1999 were $206.2 million. Refinancing of loans already serviced by the Bank were 6.3% of loan originations for the quarter compared to 28.3% for the quarter ended one year ago. Fixed-rate loan originations accounted for 45.9% of originations for the quarter. Loans purchased totaled $150.0 million for the quarter ending December 31, 1999, all of which were adjustable rate. Total originations of consumer loans for the quarter ended December 31, 1999 were $34.4 million. The Company continued its capital utilization plan during the quarter ended December 31, 1999 by purchasing $395.1 million of mortgage-related securities at a spread of 112 basis points over the cost of funding. Mortgage-related securities purchased during the quarter were all fixed rate.

LIABILITIES. Deposits increased $63.1 million, or 1.5%, from $3.90 billion at September 30, 1999, to $3.96 billion at December 31, 1999. This increase was primarily attributable to $43.0 million of interest credits during the three month period. Certificate accounts increased in balance over the period by $56.2 million. Borrowings increased from September 30, 1999 by $555.0 million, or 41.3%. The increase in borrowings primarily funded the increase in the balance of loans receivable and mortgage- related securities.

EQUITY. Total stockholders' equity decreased $10.9 million, or 1.0%, from $1.05 billion at September 30, 1999, to $1.04 billion at December 31, 1999. The decrease was due to the purchase of the Company's stock totaling $24.1 million, dividends paid of $3.7 million, and a reduction of $1.8 million in the unrealized gain on securities available-for-sale, all of which were offset by first quarter earnings of $18.1 million. At December 31, 1999, book value per share was $11.99 compared to $11.80 book value per share at September 30, 1999. Tangible equity to assets was 14.53% at December 31, 1999 compared to 16.00% at September 30, 1999.

    COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31,
                                 1999 AND 1998

GENERAL. For the three months ended December 31, 1999, the Company recognized net income of $18.1 million, compared to net income of $13.5 million for the three months ended December 31, 1998. The Company's efficiency ratio for the three months ended December 31, 1999 was 34.72% compared to 36.50% for the quarter ended December 31, 1998.

NET INTEREST INCOME. Net interest income for the three months ended December 31, 1999 was $40.6 million, an increase of $9.4 million, or 30.1% from the same period last year. The increase was primarily the result of an increase of $1.83 billion in the balance of loans receivable and mortgage-related securities from $5.06 billion at December 31, 1998 to $6.89 billion at December 31, 1999 while total interest bearing liabilities increased $1.41 billion from $4.63 billion at December 31, 1998 to $6.04 billion at December 31, 1999. The net interest margin for the quarter ended December 31, 1999 increased 4 basis points from 2.44% for the quarter ended December 31, 1998 to 2.48% for the quarter ended December 31, 1999. The additional increase in earning assets over costing liabilities, which was primarily responsible for the increase in net interest margin and net interest income, is attributed to the proceeds received from the mutual-to-stock conversion and the increase in retained earnings during the period ended December 31, 1999. The Company's net interest rate spread at December 31, 1999 was 1.69% which is 25 basis points lower than at December 31, 1998.

INTEREST INCOME. Interest income for the three months ended December 31, 1999 was $114.0 million, up from $91.4 million for the same period in 1998. The largest component of interest income is interest on loans which increased from $69.9 million for the three months ended December 31, 1998 to $79.0 million for the three months ended December 31, 1999. This increase of $9.1 million was the result of an increase in the average balance of loans which was partially offset by a decrease in the average yield earned. The average balance of loans receivable increased $676.6 million to $4.42 billion for the three months ended December 31, 1999 compared to $3.74 billion for the same period one year ago, while the average yield on loans decreased 33 basis points to 7.14% for the quarter ended December 31, 1999 from 7.47% for the quarter ended December 31, 1998. The yield on loans receivable at December 31 , 1999 was 7.19%. The increase in interest on loans was supplemented by an increase in interest on mortgage related securities. Interest income on mortgage-related securities increased $16.7 million from $16.2 million for the quarter ended December 31, 1998 to $32.9 million for the quarter ended December 31, 1999. The average balance of mortgage-related securities increased $951.2 million from $1.10 billion at December 31, 1998 to $2.05 billion at December 31, 1999, while the average yield increased 57 basis points, from 5.90% for the quarter ended December 31, 1998 to 6.47% for the quarter ended December 31, 1999. The yield on mortgage-related securities at December 31, 1999 was 6.72%. The increase in interest income on loans and mortgage-related securities was partially offset by a reduction in interest income on investment securities. Investment securities income for the quarter ended December 31, 1999 was $240,000 compared to $3.5 million for the quarter ended December 31, 1998. The balance of investment securities at December 31, 1999 was $15.1 million compared to $154.9 million at December 31, 1998. Investment securities were allowed to mature and were replaced with higher rate mortgage-related securities and collateralized mortgage obligations (CMOs).

INTEREST EXPENSE. Interest expense increased during the quarter ended December 31, 1999 to $73.2 million from $60.2 million for the same period in 1998. For the quarter ended December 31, 1999, interest expense on deposits was $49.7 million compared to $50.3 million for the quarter ended December 31, 1998, a decrease of $598,000. The decrease was due to a reduction in interest rates paid on short-term deposits, a reduction in the rate paid on money market accounts, and certificates of deposit maturing and renewing into lower rate, shorter term accounts. The average balance of deposits increased during the quarter ended December 31, 1999 to $3.93 billion compared to $3.90 billion for the quarter ended December 31, 1998, an increase of $28.1 million, or 0.7%. The average rate paid on deposits for the quarter ended December 31, 1999 was 5.03% compared to 5.17% for the quarter ended December 31, 1998, a decrease of 14 basis points. At December 31, 1999, the average cost of deposits was 5.04%. Interest expense on borrowings for the quarter ended December 31, 1999 was $23.4 million compared to $9.9 million for the quarter ended December 31, 1998, an increase of $13.5 million, or 136.4%. The average balance of borrowings for the quarter ended December 31, 1999 was $1.61 billion compared to $675.1 million for the quarter ended December 31, 1998, an increase of $934.5 million, or 138.4%. The increase is due to additional long-term fixed rate, callable advances and short-term advances from the FHLB during the quarter to fund the origination and purchase of loans and the purchase of mortgage-related securities. The average cost of the borrowings for the quarter ended December 31, 1999 was 5.69% compared to 5.85% for the quarter ended December 31, 1998. The average rate paid on borrowings at December 31, 1999 was 5.88%.

PROVISION FOR LOAN LOSSES. During the quarter ended December 31, 1999, the provision for loan losses was $244,000. There was not a provision during the same quarter one year ago. Based upon our allowance methodology, the $244,000 provision was primarily due to the $226.6 million net increase in the balance of one-to four-family real estate mortgages over the previous quarter. This 5.6% increase in one-to four-family real estate mortgages resulted from loan origination activity of $206.2 million and loan purchases of $150.0 million during the current quarter, primarily offset by principal repayments and loan payoffs. During the quarter, charge-offs totaled $34,000. The assessment of the estimated losses inherent in the loan portfolio resulting from the allowance methodology, specific allowances for identified problem loans and portfolio segments indicated that for the current quarter the charge to the provision expense is adequate.

NONINTEREST INCOME. Total noninterest income for the quarter ended December 31, 1999 was $3.4 million, up from $3.1 million for the quarter ended December 31, 1998. Noninterest income for the quarter ending December 31, 1999 changed from the quarter ending December 31, 1998 primarily because ATM and debit card income increased $378,000, income on checking accounts increased $49,000 while fees on loans decreased $117,000.

NONINTEREST EXPENSE. Total noninterest expense increased $2.6 million to $14.9 million for the quarter ended December 31, 1999 compared to $12.3 million for the same period in 1998. The increase was due primarily to an increase of $1.9 million in compensation expense. Compensation expense increased over the same period one year ago due to four new branch locations, increased staffing in support of the loan origination functions, and pension expense primarily associated with the ESOP.

INCOME TAX EXPENSE. Income tax expense increased from $8.6 million for the quarter ended December 31, 1998 to $11.0 million for the quarter ended December 31, 1999. The increase is due primarily to an increase in pre-tax earnings of $7.1 million. The effective tax rate was approximately 38% for both periods.

                            LIQUIDITY AND COMMITMENTS

The Bank's liquidity, represented by cash and cash equivalents, investments and mortgage-related securities available for sale, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, prepayments and maturities of outstanding loans and mortgage-related securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. Historically, we have been able to generate sufficient cash through deposits and have only utilized borrowings to a limited degree. We utilize repurchase agreements and FHLB advances to provide funds for our lending and investment activities, as a facet to implement our capital utilization plan, and as an interest rate risk management tool.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. agency securities. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-related securities and investment securities. At December 31, 1999, the total approved loan origination and purchase commitments outstanding amounted to $119.5 million. At the same date, the unadvanced portion of construction loans was $18.7 million. Unused home equity lines of credit were $154.6 million as of December 31, 1999 and outstanding letters of credit totaled $1.3 million. Certificates of deposit scheduled to mature in one year or less at December 31, 1999, totaled $1.82 billion. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

                                     CAPITAL

Consistent with our goals to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity was $1.04 billion at December 31, 1999, or 14.5% of total assets on that date. As of December 31, 1999, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank's regulatory capital ratios at December 31, 1999 were as follows: Tier I (leverage) capital, 13.0%; Tier I risk-base capital, 31.5%; and total risk-based capital, 31.6%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

During the quarter ended December 31, 1999 the Company began repurchasing its common stock after receiving regulatory approval on November 15, 1999. Regulatory approval was granted to purchase up to 15%, or approximately 5.9 million shares, of the public shares in the open market. Through December 31, 1999, the Company purchased 2,340,000 shares at an average cost of $10.28 per share, for a total cost of $24,051,000.


                        IMPACT OF THE YEAR 2000 ISSUES

The Year 2000 issue that confronted the Bank and its suppliers, customers, customers suppliers and competitors, centered on the potential inability of computer systems to recognize the year 2000 ("Y2K"). Many existing computer programs and systems originally were programmed with six digit dates that provided only two digits to identify the calendar year in the date field. The Bank addressed the issue by modifying existing programs and purchasing other programs. The approximate cost to prepare the Bank, incurred over the prior two years, for the century change was $1.4 million. The Bank's programs processed data correctly into the new century with no negative impact on operations or the ability of customers to access their accounts. We encountered no Y2K problems with vendors during the period as well. The early action and resolution of the Y2K problem by management and staff ensured safe operations for the Bank and its customers. We do not anticipate any future problems related to the Y2K problem.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Asset and Liability Management and Market Risk" in the Company's Annual Report dated December 20, 1999.

                           Part 2 - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders for the fiscal year ending September 30, 1999, held January 20, 2000, two matters were presented to shareholders. Shareholders elected John C. Dicus and B. B. Andersen to three year terms as directors. Shareholders also ratified the appointment of Deloitte & Touche as auditors for the fiscal year ending September 30, 2000. The votes cast as to each matter are set forth below:


                 Proposal                                  Number of Votes
--------------------------------------------------------------------------------------
                                                                             Broker
                                                 For         Withheld       Non-Votes
                                             -----------------------------------------
Election of the following directors
 for the terms indicated:
  B. B. Andersen (three years)                82,936,694      725,094            ---
  John C. Dicus  (three years)                82,920,199      739,472            ---

The following directors had their
 term of office continue after
 the meeting:
  John B. Dicus
  Robert B. Maupin
  Carl W. Quarntrom
  Frederick P. Reynolds
  Marilyn S. Ward


                 Proposal                                  Number of Votes
----------------------------------------------------------------------------------------------------
                                                                                           Broker
                                                 For         Against        Abstain       Non-Votes
                                             -------------------------------------------------------
Ratification of Deloitte Touche as            83,276,366       151,209        240,566        ---
auditors


ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Not applicable

                                   Signatures


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CAPITOL FEDERAL FINANCIAL




Date: February 14, 2000          By:   /s/ John C. Dicus
                                       -----------------------------------------
                                       John C. Dicus, Chairman and
                                       Chief Executive Officer



Date: February 14, 2000          By:   /s/ Neil F. M. McKay
                                       -----------------------------------------
                                       Neil F.M. McKay, Executive Vice President
                                        and Chief Financial Officer

                                Index to Exhibits


                                                           Sequentially
                                                           Numbered Page
Exhibit                                                    Where Attached
Number                                                     Exhibits are Located
-------                                                    --------------------


27               Financial Data Schedule                            19