Form 10-Q
period 2000-03-31
CAPITOL FEDERAL FINANCIAL
filed 2000-05-15
CIK 1074433

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
     ACT OF 1934

     For the quarterly period ended March 31, 2000

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

               Transitional Small Business Format: Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Common Stock                           86,307,366
              ------------                      ------------------
                 Class                          Shares Outstanding
                                                as of May 15, 2000



                                    FORM 10-Q
                            Capitol Federal Financial
                                      INDEX



                                                                                              Page
PART I -- FINANCIAL INFORMATION                                                              Number
Item 1.  Financial Statements
         Consolidated Balance Sheets at March 31, 2000 and September 30, 1999                   3
         Consolidated Statements of Income for the three and six months ended                   4
          March 31, 2000 and March 31, 1999
         Consolidated Statement of Stockholders' Equity for the six months ended                5
          March 31, 2000
         Consolidated Statements of Cash Flows for the six months ended March 31, 2000          6
          and March 31, 1999
         Notes to Consolidated Interim Financial Statements                                     8
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of             13
          Operations
Item 3.  Quantitative and Qualitative Disclosures about Market Risk                             20

PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings                                                                      21
Item 2.  Changes in Securities and Use of Proceeds                                              21
Item 3.  Defaults Upon Senior Securities                                                        21
Item 4.  Submission of Matters to a Vote of Security Holders                                    21
Item 5.  Other Information                                                                      21
Item 6.  Exhibits and Reports on Form 8-K                                                       21

Signature Page                                                                                  22




                         PART 1 -- FINANCIAL INFORMATION

                    CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                                   March 31,            September 30,
                                                                                      2000                  1999
                                                                                 ------------          --------------
                                                                                  (Unaudited)
ASSETS:
Cash and cash equivalents                                                        $  111,349            $   22,275
Investment securities held to maturity (market value of $14,539                      15,100
15,100
 and $14,754)
Capital stock of Federal Home Loan Bank                                             120,500                68,336
Mortgage-related securities:
   Available-for-sale(amortized cost of $990,430 and $1,129,995)                    984,397
1,136,776
   Held-to-maturity (market value of $1,545,319 and $914,820)                     1,597,645
939,492
Loans held for sale, net                                                              6,140                 3,651
Loans receivable, net                                                             4,704,045             4,291,288
Premises and equipment                                                               24,511                24,046
Real estate owned, net                                                                  963                 1,073
Accrued interest receivable                                                          38,415                32,845
Other assets                                                                          4,141                 4,433
                                                                                 ----------            ----------
TOTAL ASSETS                                                                     $7,607,206            $6,539,315
                                                                                 ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits                                                                         $3,979,336            $3,899,565
Advances from Federal Home Loan Bank                                              2,375,000
1,345,000
Securities sold under agreement to repurchase                                       175,000               175,000
Advance payments by borrowers for taxes and insurance                                29,223
37,422
Deferred income taxes                                                                 8,924                13,779
Accounts payable and accrued expenses                                                28,281                22,035
                                                                                 ----------            ----------
   Total liabilities                                                              6,595,764             5,492,801

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares                                       0                     0
 authorized; none issued
Common stock ($0.01 par value) 450,000,000 authorized;                                  915
915
 91,512,287 shares issued as of March 31, 2000 and September 30, 1999
Additional paid in capital                                                          384,834               384,864
Retained earnings                                                                   714,652               684,761
Accumulated other comprehensive income                                               (3,756)                4,204
Unearned compensation, Employee Stock Ownership Plan                                (27,240)
(28,230)
Less shares held in treasury: 5,897,921 shares at cost                              (57,963)                    0
                                                                                 ----------            ----------
   Total stockholders' equity                                                     1,011,442             1,046,514
                                                                                 ----------            ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $7,607,206
       $6,539,315
                                                                                 ==========            ==========


See accompanying notes to consolidated interim financial statements.


                                         CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF INCOME
                                                       (Unaudited)



                                                                  Three Months Ended                   Six Months Ended
                                                                       March 31,                           March 31,
                                                                ------------------------          --------------------------
                                                                 2000             1999              2000              1999
                                                                -------          -------          --------          --------
INTEREST AND DIVIDEND INCOME:
Loans receivable                                                $82,324          $70,236          $161,304
$140,182
Mortgage-related securities                                      38,708           22,827            71,675
39,070
Investment securities                                               230                -               470               765
Securities purchased under agreement to resell                        -            1,206                 -
3,894
Cash and cash equivalents                                           893              662             1,316             1,763
Capital stock of Federal Home Loan Bank                           1,722              859             3,089
 1,535
                                                                -------          -------          --------          --------
   Total interest and dividend income                           123,877           95,790           237,854
187,209

INTEREST EXPENSE:
Deposits                                                         50,175           49,498            99,909            99,830
Borrowings                                                       31,997           12,048            55,418            21,928
                                                                -------          -------          --------          --------
   Total interest expense                                        82,172           61,546           155,327
121,758
                                                                -------          -------          --------          --------
Net interest and dividend income                                 41,705           34,244            82,527
65,451
Provision for loan losses                                           250              135               494               135
                                                                -------          -------          --------          --------
   Net interest and dividend income after
         provision for loan losses                               41,455           34,109            82,033
65,316

OTHER INCOME:
Automated teller and debit card transaction fees                  1,188              889             2,439
 1,762
Checking account transaction fees                                   735              637             1,536
1,389
Loan fees                                                           397              467               809               996
Insurance commissions                                               469              455               896               799
Other, net                                                          655              840             1,179             1,451
                                                                -------          -------          --------          --------
   Total other income                                             3,444            3,288             6,859             6,397

OTHER EXPENSES:
Salaries and employee benefits                                    8,063            9,833            16,292
16,193
Occupancy of premises                                             2,278            2,066             4,893
4,431
Office supplies and related expenses                                722              820             1,553
1,570
Deposit and loan transaction fees                                   943              977             1,857
1,928
Advertising                                                         720              652             1,193             1,028
Federal insurance premium                                           211              599               807             1,169
Contribution to Foundation                                            -           30,231                 -            30,231
Other, net                                                        1,352              826             2,571             1,723
                                                                -------          -------          --------          --------
   Total other expenses                                          14,289           46,004            29,166
58,273
                                                                -------          -------          --------          --------
Income before income tax expense                                 30,610          (8,607)            59,726
13,440

Income tax expense                                               11,555          (3,266)            22,547
5,289
                                                                -------          -------          --------          --------
NET INCOME                                                      $19,055         $(5,341)           $37,179
$8,151
                                                                =======         ========           =======
======


See accompanying notes to consolidated interim financial statements.


                                             CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           (Unaudited)


                                                                                   Accumulated
                                                                                     Other       Unearned
                                                         Additional    Retained    Comprehen-    Compen-
                                               Common     Paid-In      Earnings      sive        sation       Treasury
                                                Stock     Capital                    Income       (ESOP)       Stock
Total

-------------------------------------------------------------------------------------

Balance at October 1, 1999                       $915      $384,864    $684,761       $4,204     $(28,230)
      -    $1,046,514
Comprehensive Income:                               -             -           -            -            -           -
     Net income                                     -             -      37,179            -            -           -        37,179
     Other Comprehensive income -
     Change in unrealized gains on mortgage-
      related securities available-for-sale, net
      of deferred taxes of $(4,854)                 -             -           -       (7,960)           -           -
(7,960)
Total Comprehensive income
29,219

Repurchase of common stock, at cost                 -             -           -            -            -     (57,963)
(57,963)
Common stock committed to be released for
  allocation - Employee Stock Ownership
  Plan                                              -             -           -            -          990           -           990
Decrease in fair market value of Employee
  Stock Ownership Plan shares committed
  to be released for allocation                     -           (30)          -            -            -           -           (30)
Dividends on common stock to stockholders
  ($0.21 per share)                                 -             -     (7,288)            -            -           -        (7,288)

-------------------------------------------------------------------------------------
         TOTAL                                   $915      $384,834    $714,652     $(3,756)     $(27,240)
(57,963)    $1,011,442

=====================================================================
================


See accompanying notes to consolidated interim financial statements.


                    CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             For Six Months Ended March 31,
                                                                             ------------------------------
                                                                                 2000              1999
                                                                             -----------        ----------
Net income                                                                   $    37,179        $    8,151

Adjustments to reconcile net income to net cash provided by operating activities:

Federal Home Loan Bank stock dividends                                            (1,367)           (1,535)
Amortization of net deferred loan origination fees                                   (16)           (5,255)
Provision for loan losses                                                            494               135
Provision for losses on real estate owned                                              0                 0
Net loan origination fees capitalized                                              1,876             5,954
Gain on sales of real estate owned, net                                             (106)               57
Originations of loans held for sale                                               (2,602)              500
Proceeds from sales of loans held for sale                                             0            12,976
Amortization and accretion of premiums and discounts on
 mortgage related securities and investment securities                               194             2,023
Depreciation and amortization on premises & equipment                              2,034             1,637
Provision (benefit) for deferred income taxes                                          0           (11,488)
Termination of Pension Plan                                                            0             1,600
Decrease in fair market value of Employee stock Ownership
Plan shares committed to be released for allocation                                  (30)                0
Amortization of unearned compensation - ESOP                                         990             1,049
Changes in:
    Accrued interest receivable                                                   (5,570)           (1,033)
    Other assets                                                                     405            (7,618)
    Income taxes payable                                                           2,971            (1,468)
    Accounts payable and accrued expenses                                          3,282             1,863
                                                                             -----------        ----------
            Net cash provided by operating activities                             39,734             7,548

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities                                      0           160,470
Purchases of investment securities                                               (50,797)                0
Purchases of securities under agreement to resell                                      0        (1,383,410)
Principal collected on mortgage-related securities available-                    139,382           316,571
 for-sale
Purchases of mortgage-related securities available-for-sale                            0        (1,010,909)
Principal collected on mortgage-related securities held-to-                       72,836           216,068
 maturity
Purchases of mortgage-related securities held-to-maturity                       (731,001)         (178,960)
Loan originations net of principal collected on loans                           (180,095)         (112,083)
 receivable
Purchases of loans receivable                                                   (236,673)          (50,731)
Purchases of premises and equipment, net                                          (2,499)           (2,756)
Proceeds from sales of real estate owned                                           1,866               361
                                                                             -----------        ----------
         Net cash used in investing activities                                  (986,981)       (2,045,379)




CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends Paid                                                                    (7,288)                0
Deposits, net of payments                                                         79,770            56,104
Proceeds from advances from Federal Home Loan Bank                             1,598,000
300,000
Repayments on advances from Federal Home Loan Bank                              (568,000)
(300,000)
Proceeds from securities sold under agreement to repurchase                            0         1,618,410
Proceeds from stock issuance, net                                                      0           355,295
Payments for the repurchase of common stock                                      (57,963)                0
Advance payments by borrowers for taxes and insurance                             (8,198)             (362)
   Net cash provided by financing activities                                   1,036,321         2,029,447
                                                                             -----------        ----------
NET INCREASE (DECREASE) IN CASH AND CASH                                          89,074
(8,384)
 EQUIVALENTS
CASH AND CASH EQUIVALENTS:
Beginning of Period                                                          $    22,275           $24,454
                                                                             -----------        ----------
End of Period                                                                $   111,349        $   16,070
                                                                             ===========        ==========
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING TRANSACTIONS:
   Note received from ESOP in exchange for stock                                                $   30,246
                                                                                                ==========

See accompanying notes to consolidated interim financial statements.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


1. BASIS OF FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT
ACCOUNTING POLICIES
The accompanying consolidated interim financial statements were prepared in accordance with accounting principles, generally accepted in the United States of America ("GAAP"). Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated interim financial statements, have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the period ended September 30, 1999 contained in the Company's Annual Report dated for the fiscal year ended September 30, 1999. The results for the six months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000.


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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
On March 31, 1999, Capitol Federal Financial (the "Company") completed the reorganization of Capitol Federal Savings and Loan Association, a federally chartered mutual savings and loan ("Capitol Federal Savings" or the "Bank"), into the federal mutual holding company form of ownership, whereby the Bank converted into a federally chartered stock savings bank as a wholly owned subsidiary of the Company, and the Company became a majority-owned subsidiary of Capitol Federal Savings MHC, a federally chartered mutual holding company (the "MHC") (the "Reorganization"). In connection with the Reorganization, the Company sold 37,807,183 shares of Company common stock, par value $0.01 per share ("Company Common Stock") at $10.00 per share, which net of issuance costs generated proceeds of $355.5 million, including shares issued to the ESOP. The Company also issued 52,192,817 shares of Company Common Stock to the MHC. In addition, the Company established an ESOP for the employees of the Company and the Bank which became effective with the completion of the Reorganization.

Additional information regarding the Reorganization is included in the Company's Registration Statement on Form S-1 filed on December 4, 1998, as amended.

3.     LOAN PORTFOLIO
The following table presents the Company's loan portfolio at the dates indicated.


                                                    March 31, 2000                     September 30, 1999
                                               ----------------------------       -----------------------------
                                                  Amount         Percent            Amount           Percent
                                                  ------         -------            ------           -------
Real Estate Loans:
One- to four-family                              $4,474,912       94.33%           $4,083,148         94.10%
Multi-family                                         34,777        0.73                31,114          0.72
Commercial                                           13,497        0.28                11,415          0.26
Construction or development                          50,839        1.08                56,660          1.30
                                                 ----------------------------------------------------------
Total real estate loans                           4,574,025       96.42             4,182,337         96.38

Other Loans:
Consumer loans:
    Savings loans                                    14,353        0.30                15,281          0.35
    Student                                          18,151        0.38                16,424          0.38
    Home improvement                                  2,319        0.05                 2,072          0.05
    Automobile                                        9,689        0.20                 7,122          0.16
    Home equity                                     124,666        2.63               115,779          2.67
    Other                                               731        0.02                   330          0.01
                                                 ----------------------------------------------------------
Total consumer loans                                169,909        3.58               157,008          3.62

Total other loans                                   169,909        3.58               157,008          3.62
                                                 ----------------------------------------------------------
Total loans receivable                            4,743,934      100.00%            4,339,345        100.00%

Less:
Loans in process                                     19,770                            29,043
Deferred fees and discounts                          15,253                            14,607
Allowance for losses                                  4,866                             4,407
                                                 ----------                        ----------
Total loans receivable, net                      $4,704,045                        $4,291,288
                                                 ==========                        ==========

4.  NON-PERFORMING LOANS
The following table presents the Company's non-performing loans, including non-accrual loans and real estate owned, at the dates indicated.


                                                 March 31,         September 30,
                                                   2000                1999
                                                 ---------         -------------
Non-accruing loans:
One-to four-family                               $5,188               $4,921
Multi-family                                        ---                   --
Commercial real estate                              ---                   --
Construction or development                         ---                   --
Consumer                                            104                   55
Commercial business                                 ---                  ---
                                                 ---------------------------
Total                                            $5,292               $4,976
                                                 ===========================
Accruing loans delinquent more than 90 days:
One- to four-family                                 ---                  ---
Multi-family                                        ---                  ---
Commercial real estate                              ---                  ---
Construction or development                         ---                  ---
Consumer                                            ---                  ---
Commercial business                                 ---                  ---
                                                 ---------------------------
Total                                               ---                  ---
                                                 ===========================
Real Estate Owned:
One- to four-family                                $963               $1,073
Multi-family                                        ---                  ---
Commercial real estate                              ---                  ---
Construction or development                         ---                  ---
Consumer                                            ---                  ---
Commercial business                                 ---                  ---
                                                 ---------------------------
Total                                              $963               $1,073
                                                 ===========================
Total non-performing assets                      $6,255               $6,049
                                                 ===========================
Total as a percentage of total assets             0.08%                0.09%
                                                 ===========================

5.  ALLOWANCE FOR LOAN LOSSES
The following table presents the Company's activity for loan losses at the dates and for the periods indicated.


                                                For the quarter ending             For the six months ending
                                                       March 31,                            March 31,
                                                ----------------------             -------------------------
                                                2000              1999               2000              1999
                                                ----              ----               ----              ----
Balance at the beginning of period             $4,617             $4,081            $4,407            $4,081

Charge offs:
One- to four-family                               ---                 33                33                33
Multi-family                                      ---                ---               ---               ---
Commercial real estate                            ---                ---               ---               ---
Construction or development                       ---                ---               ---               ---
Consumer                                            2                  8                 3                 8
Commercial business                               ---                ---               ---               ---
                                               -------------------------------------------------------------
Total charge-offs                                   2                 41                36                41

Recoveries:
One- to four-family                               ---                ---               ---               ---
Multi-family                                      ---                ---               ---               ---
Commercial real estate                            ---                ---               ---               ---
Construction or development                       ---                ---               ---               ---
Consumer                                            1                ---                 1               ---
Commercial business                               ---                ---               ---               ---
                                               -------------------------------------------------------------
Total recoveries                                    1                ---                 1               ---

Net charge-offs                                     1                 41                35                41
Additions charged to operations                   250                135               494               135
                                               -------------------------------------------------------------
Balance at end of period                       $4,866             $4,175            $4,866            $4,175

=============================================================


6.  DEPOSITS SAVINGS PORTFOLIO
The table below presents the Company's savings portfolio at the dates indicated.


                                                    March 31, 2000                     September 30, 1999
                                             --------------------------------------------------------------------
                                               Amount       Percent of Total        Amount       Percent of Total
                                             ----------     ----------------     ----------      ----------------
Demand deposits                              $  319,894          8.04%           $  278,722            7.15%
Passbook and passcard                           120,818          3.04               123,479            3.17
Money market select                             342,176          8.60               322,660            8.27
Cash fund                                       193,165          4.85               201,275            5.16
Certificates                                  3,003,283         75.47             2,973,429           76.25
                                             --------------------------------------------------------------------
Total deposits                               $3,979,336        100.00%          $3,899,565           100.00%

=====================================================================
====


7.   EARNINGS PER SHARE
Earnings per share for the quarter ended March 31, 2000 were $0.22 per share and $0.43 per share year-to-date. The Company accounts for the 3,024,574 shares acquired by its Employee Stock Ownership Plan ("ESOP") in accordance with Statement of Position 93-6; shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.



                                   Three Months Ended       Six Months Ended
                                     March 31, 2000           March 31, 2000
                                   ------------------       -----------------
Net Income                            $    19,055              $     37,179

Weighted average common shares         84,458,128                86,207,728
Allocated ESOP shares                     252,602                   227,256
                                      -----------              ------------
Total basic and diluted weighted
    average common shares              84,710,730                86,434,984
                                      ===========              ============

Net earnings per share
    Basic                             $      0.22              $       0.43
    Diluted                           $      0.22              $       0.43


8.   EQUITY
At March 31, 2000, the Bank exceeded all minimum regulatory requirements for a well capitalized institution, with tangible capital at 12.5% and risk-based capital of 29.5%. The Company declared an $0.11 per share dividend on April 18, 2000 to holders of record on May 5, 2000, payable on May 19, 2000. During the quarter ended March 31, 2000 the Company purchased 3,557,921 shares of its publicly traded stock in the open market at an average cost of $9.53 per share. At March 31, 2000, the Ccompany had 5,897,921 shares of treasury stock. Book value per share at March 31, 2000 was $12.20. At March 31, 2000 there were 82,892,250 shares outstanding.


9.   RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the FASB issued SFAS No. 133. "Accounting for Derivative Instruments and instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities. The Statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for the Company's financial statements for the fiscal year ending September 30, 2000. The adoption of this Statement is not expected to have material impact on the Company's consolidated financial statements.

10.  COMPREHENSIVE INCOME
The only component of other comprehensive income is the change in the estimated fair value of mortgage-related securities available-for-sale. This component of comprehensive loss was $6.1 million for the three months ended March 31, 2000 and $8.0 million for the six months ended March 31, 2000.

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

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS
        OF OPERATIONS

Except for the historical information contained in this filing, the matters discussed may be deemed to be forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, competition, and other risks detailed from time to time in the Company's SEC reports. Actual strategies and results in future periods may differ materially from those currently expected. These forward-looking statements represent the Company's judgment as of the date of this release. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

The following discussion is intended to assist in understanding the financial condition and results of operations of Capitol Federal Financial. The discussion includes comments relating to Capitol Federal Savings Bank since the Bank is wholly owned by Capital Federal Financial and comprises the majority of assets and sources of income for the Company.

FINANCIAL  CONDITION

ASSETS. For the six month period ended March 31, 2000, total assets of the Company increased $1.07 billion, or 16.43%, from $6.54 billion at September 30, 1999 to $7.61 billion at March 31, 2000. The increase from September 30, 1999 was primarily due to the growth in the Company's loan and mortgage-related securities portfolio. This increase in total assets was distributed as follows:

o $412.8 million, or 9.6%, increase in net loans receivable which increased from $4.29 billion at September 30, 1999 to $4.70 billion at March 31, 2000.

o $505.8 million increase in mortgage-related securities, or 24.34%, which increased from $2.08 billion at September 30, 1999 to $2.58 billion at March 31, 2000.

Total one- to four-family loan originations for the quarter ended March 31, 2000 were $186.5 million; and were $392.7 million year to date. Refinancing of loans already serviced by the Bank were 5.8% of loan originations for the quarter and
6.1 % year to date. Fixed-rate loan originations accounted for 44.7% of originations for the quarter and 49.6% year to date. Loans purchased totaled $86.6 million for the quarter ending March 31, 2000 and $236.7 million year to date, all of which were adjustable rate. Total originations of consumer loans for the quarter ended March 31, 2000 were $32.9 million, and $67.3 million year to date. The Company expanded its capital utilization plan, during the quarter ended March 31, 2000 by purchasing $323.2 million of mortgage-related securities at a spread of 120 basis points over the cost of funding, year-to-date purchases totaled $718.3 million of mortgage related securities at a spread of 116 basis points over the cost of funding. Mortgage-related securities purchased during the quarter and year-to-date were all fixed rate.

LIABILITIES. Deposits increased $79.8 million, or 2.01%, from $3.90 billion at September 30, 1999, to $3.98 billion at March 31, 2000. This increase was attributable to $88.1 million of interest credits during the six month period. Certificate accounts increased in balance over the period by $29.9 million. Borrowings increased from September 30, 1999 by $1.03 billion, or 76.6% and were used primarily to fund the purchase of mortgage-related securities and the purchase of loans. The average rate paid on the borrowings year-to-date was 5.81%. Generally, the borrowings have a ten year life and a call option on the anniversary date at three or five years.

EQUITY. Total stockholders' equity decreased $35.1 million, or (3.34)%, from $1.05 billion at September 30, 1999, to $1.01 billion at March 31, 2000. The decrease was attributable to the purchase of Capitol Federal Financial stock totaling $58.0 million, dividends paid of $7.3 million, and a change from a $4.2 million gain to a $3.8 million loss on securities available-for-sale, offset by year-to-date earnings of $37.2 million.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE MONTHS ENDED
MARCH 31, 2000 AND
1999

GENERAL. For the three months ended March 31, 2000, the Company recognized net income of $19.1 million, compared to net loss of $5.3 million for the three months ended March 31, 1999. In conjunction with the Bank's conversion from mutual to stock form on March 31, 1999, $30.2 million of the proceeds were used to fund the Capitol Federal Foundation. Also in conjunction with the conversion, the Company recognized the expense of terminating the existing pension plan of $1.6 million and the establishment of the ESOP and accrued ESOP benefits of $1.0 million. Excluding the conversion related expenses, net income for the three months ended March 31, 1999 was $15.0 million. The Company's efficiency ratio for the three months ended March 31, 2000 was 31.68% compared to 35.01% for the quarter ended March 31, 1999, excluding conversion related expenses.

NET INTEREST INCOME. Net interest income for the three months ended March 31, 2000 was $41.7 million, an increase of $7.5 million, or 21.9% from the same period last year. The increase was primarily the result of an increase of $1.69 billion in the balance of loans receivable and mortgage-related securities from $5.59 billion at March 31, 1999 to $7.29 billion at March 31, 2000 while total interest bearing liabilities increased $1.90 billion from $4.63 billion at March 31, 1999 to $6.53 billion at March 31, 2000. The net interest margin decreased 12 basis points from 2.47% for the quarter ended March 31, 1999 to 2.35% for the quarter ended March 31, 2000. The Company's net interest rate spread decreased 20 basis points from 1.80% for the quarter ended March 31, 1999 to 1.60% for the quarter ended March 31, 2000.

INTEREST AND DIVIDEND INCOME. Interest income for the three months ended March 31, 2000 was $123.9 million, up from $95.8 million for the same period in fiscal year 1999. The largest component of interest income is interest on loans. Interest on loans increased from $70.2 million for the three months ended March 31, 1999 to $82.3 million for the three months ended March 31, 2000. This increase of $12.1 million was the result of an increase in the average balance of loans which was partially offset by a decrease in the average yield earned. The average balance of loans receivable increased $790.7 million to $4.60 billion for the three months ended March 31, 2000 compared to $3.81 billion for the same period one year ago, while the average yield on loans decreased 22 basis points to 7.16% for the quarter ended March 31, 2000 from 7.38% for the quarter ended March 31, 1999. The yield on loans receivable at March 31, 2000 was 7.20%. The increase in interest on loans was supplemented by an increase in interest on mortgage-related securities. Interest income on mortgage-related securities increased $15.9 million from $22.8 million for the quarter ended March 31, 1999 to $38.7 million for the quarter ended March 31, 2000. The average balance of mortgage-related securities increased $793.1 million from $1.52 billion at March 31, 1999 to $2.32 billion at March 31, 2000, while the average yield increased from 5.99% for the quarter ended March 31, 1999 to 6.68% for the quarter ended March 31, 2000. The yield on mortgage-related securities at March 31, 2000 was 6.88%. Investment securities income for the quarter ended March 31, 2000 was $230,000. The average balance of investment securities for the quarter ended March 31, 2000 was $15.1 million compared to $1.3 million for the quarter ended March 31, 1999. Dividends earned on capital stock of the Federal Home Loan Bank was $1.7 million for the quarter ended March 31, 2000, compared to $859,000 for the same period in fiscal year 1999. The increase is due to the increased amount of stock held by the Bank in accordance with the terms of advances from the Federal Home Loan Bank, Topeka ("FHLB").

INTEREST EXPENSE. Interest expense increased for the quarter ended March 31, 2000 to $82.2 million from $61.5 million for the same period in 1999. For the quarter ended March 31, 2000 interest expense on deposits was $50.2 million compared to $49.5 million for the quarter ended March 31, 1999, an increase of $677,000. The increase was due to an increase in interest rates paid on short-term deposits, an increase in the rate paid on money market accounts, and certificates of deposit maturing and renewing into higher rate, shorter term accounts. The average balance of deposits during the quarter ended March 31, 2000 was $3.93 billion compared to $3.95 billion for the quarter ended March 31, 1999, a decrease of $16.6 million, or (0.1)%. The average rate paid on deposits for the quarter ended March 31, 2000 was 5.12% compared to 5.02% for the quarter ended March 31, 1999, an increase of 10 basis points. At March 31, 2000, the average cost of deposits was 5.17%. Interest expense on borrowings for the quarter ended March 31, 2000 was $32.0 million compared to $12.0 million for the quarter ended March 31, 1999, an increase of $20.0 million, or 166.7%. The average balance of borrowings for the quarter ended March 31, 2000 was $2.15 billion compared to $875.0 million for the quarter ended March 31, 1999, an increase of $1.27 billion, or 148.6%. The increase is due to additional long-term fixed rate, callable advances from the FHLB and short-term advances being taken out during the quarter primarily to fund the purchase of mortgage-related securities, and the origination and purchase of loans. The average cost of the borrowings for the quarter ended March 31, 2000 was 5.89% compared to 5.51% for the quarter ended March 31, 1999. The average rate paid on borrowings at March 31, 2000 was 6.02%.


PROVISION FOR LOAN LOSSES. During the quarter ended March 31, 2000, the provision for loan losses was $250,000 an increase of $115,400, compared to $134,600 for the quarter ended March 31, 1999. Based upon our allowance methodology, the $250,000 provision was primarily due to the $165.2 million net increase in the balance of one-to four-family real estate mortgages over the previous quarter, which resulted in additional provision of $138,000. The balance of cConstruction loans increased $5.5 million over the previous quarter, which resulted in additional provision of $52,000. Assets classified as substandard increased $927,000 over the previous quarter, which resulted in additional provision of $60,000. The 3.8% increase in one-to four-family real estate mortgages resulted from loan origination activity of $186.5 million and loan purchases of $86.6 million during the current quarter, primarily offset by principal repayments and loan payoffs. The assessment of the estimated losses inherent in the loan portfolio resulting from the allowance methodology, specific allowances for identified problem loans and portfolio segments, indicated that for the current quarter the charge to the provision expense is adequate.

NONINTEREST INCOME. Total noninterest income for the quarter ended March 31, 2000 was $3.4 million, up from $3.3 million for the quarter ended March 31, 1999. There were no significant changes in noninterest income for any category for the quarter ended March 31, 1999 compared to the quarter ended March 31, 2000.

NONINTEREST EXPENSE. Total noninterest expense increased $1.2 million to $14.3 million for the quarter ended March 31, 2000 compared to $13.1 million for the same period in 1999, excluding conversion related expenses. The increase in noninterest expense was the result of increases in personnel, occupancy and other expenses offset by a decrease in federal insurance premiums. Personnel and occupancy increases were primarily the result of costs associated with the ESOP and the operation of three new branch locations.

INCOME TAX EXPENSE. Income tax expense increased from $9.2 million for the quarter ended March 31, 1999, excluding the conversion related benefit, to $11.6 million for the quarter ended March 31, 2000. The increase is due primarily to an increase in pre-tax earnings.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31,
2000 AND 1999

GENERAL. For the six months ended March 31, 2000, the Company recognized net income of $37.2 million compared to net income of $28.5 million for the six months ended March 31, 1999, excluding conversion related expenses. The efficiency ratio, for the six months ended March 31, 2000 was 32.65% compared to 35.38% for the six months ended March 31, 1999, exclusive of the conversion related expenses.

NET INTEREST INCOME. Net interest income for the six months ended March 31, 2000 was $82.5 million compared to $65.5 million for the six months ended March 31, 1999, an increase of $17.0 million, or 26.0%. The net interest rate spread decreased 10 basis points from 1.74% at March 31, 1999 to 1.64% at March 31, 2000.

INTEREST AND DIVIDEND INCOME. Interest income for the six months ended March 31, 2000 was $237.9 million, up from $187.2 million for the six months ended March 31, 1999. The largest component of interest income is interest on loans receivable. Interest on loans increased from $140.2 million for the six months ended March 31, 1999 to $161.3 million for the six months ended March 31, 2000. This increase of $21.1 million was the result of an increase in the average balance of loans receivable, which was partially offset by a decrease in the average yield earned. The average balance of loans increased $733.6 million to $4.51 billion for the six months ended March 31, 2000 from $3.78 billion for the six months ended March 31, 1999. The average yield on loans decreased 28 basis points from 7.43% for the six months ended March 31, 1999 to 7.15% for the six months ended March 31, 2000. Interest on mortgage-related securities increased by $32.6 million, or 83.4%, from $39.1 million for the six months ended March 31, 1999 to $71.7 million for the six months ended March 31, 2000, primarily as a result of an increase in the average balance of mortgage-related securities. The average balance of mortgage-related securities increased $873.7 million, or 66.7%, from $1.31 billion for the six months ended March 31, 1999 to $2.18 billion for the six months ended March 31, 2000, while the average yield for the six months ended March 31, 2000 was 6.56%, up from 5.96% for the six months ended March 31, 1999. Dividends earned on capital stock of the FHLB was $3.1 million for the six months ended March 31, 2000, compared to $1.5 million for the same period in fiscal year 1999. The increase is due to the increas in stock held by the bank in accordance with the terms of advances from the FHLB.

INTEREST EXPENSE. Interest expense increased during the six month period ended March 31, 2000 to $155.3 million from $121.8 million for the six months ending March 31, 1999. Interest expense on deposits increased from $99.8 million for the six months ended March 31, 1999 to $99.9 million for the six months ended March 31, 2000, a $79,000 increase, or 0.1%. The average cost of deposits decreased to 5.07% for the six months ended March 31, 2000 from 5.09% for the six months ended March 31, 1999, or 2 basis points. The average balance of deposits increased $6.1 million, from $3.92 billion for the six months ended March 31, 1999 to $3.93 billion for the six months ended March 31, 2000. Interest expense on borrowings increased to $55.4 million from $21.9 million, a $33.5 million increase, or 153.0%. The average balance of borrowings increased from $774.0 million for the six months ended March 31, 1999 to $1.88 billion for the six months ended March 31, 2000, primarily to fund the purchase of mortgage-related securities and loan growth. The average cost of borrowings increased from 5.67% for the six months ended March 31, 1999 to 5.81% for the six months ended March 31, 2000.

PROVISION FOR LOAN LOSSES. The provision for loan losses for the six months ended March 31, 2000 of $494,000 resulted from the assessment of the estimated losses inherent in the loan portfolio resulting from the formula allowance, specific allowances for identified problem loans and portfolio segments. The provision for loan losses for the six months ended March 31, 1999 was $134,600.

NONINTEREST INCOME. Total noninterest income for the six month period ended March 31, 2000 was $6.9 million, up slightly from the $6.4 million for the six month period ended March 31, 1999, primarily as a result of increased fees charged for ATM usage.

NONINTEREST EXPENSE. Total noninterest expense decreased $29.1 million to $29.2 million for the six months ended March 31, 2000, down from $58.3 million for the six months ended March 31, 1999. The decrease in noninterest expense was primarily due to conversion related expenses. However, exclusive of the conversion related expenses, noninterest expense was up $3.8 million to $29.2 million for the six months ended March 31, 2000 compared to $25.4 million for the six months ended March 31, 1999, or 15.0%. The increase was due to a $2.7 million increase in compensation related expenses, a $462,000 increase in occupancy expense and a $848,000 increase in other expenses. Compensation related expenses increased primarily from ESOP charges, operating three new branch locations, and additional loan and support staff. The increase in occupancy related expenses is primarily related to the cost of leasing three new locations, and upgrades to computer systems. The increase in other expenses is primarily related to the operation of a publicly traded company.

INCOME TAX EXPENSE. Income tax expense increased from $5.3 million for the six month period ended March 31, 1999 to $22.5 million for the six months ended March 31, 2000. Excluding conversion related expenses and the associated tax benefit, income tax expense increase from $17.8 million for the six month period ended March 31, 1999 to $22.5 million for the six month ended March 31, 2000. The increase is primarily the result of an increase in pre-tax earnings.

                            LIQUIDITY AND COMMITMENTS

The Bank's liquidity, represented by cash and cash equivalents and mortgage-related securities available for sale, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, prepayments and maturities of outstanding loans and mortgage-related securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, excess funds are invested in short-term interest-earning assets, which provide liquidity to meet lending requirements. Rrepurchase agreements and FHLB advances are utilized to provide funds for our lending and investment activities, as a facet to implement our capital utilization plan, and as an interest rate risk management tool.


Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. agency securities. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-related securities and investment securities. At March 31, 2000 the Bank had an outstanding commitment of $35.0 million, to purchase a mortgage-related security, which it subsequently purchased. At March 31, 2000, the total approved loan origination and purchase commitments outstanding amounted to $387.5 million. At the same date, the unadvanced portion of construction loans was $19.8 million. Unused home equity lines of credit were $163.8 million as of March 31, 2000 and outstanding letters of credit totaled $1.1 million. Certificates of deposit scheduled to mature in one year or less, totaled $1.59 billion. Based on historical experience, management believes that a significant portion of maturing deposits will remain with us. We anticipate that we will continue to have sufficient funds, through deposits and borrowings, to meet our current commitments.

                                     CAPITAL

Consistent with our goals to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity was $1.01 billion at March 31, 2000, or 13.3% of total assets on that date. As of March 31, 2000, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank's regulatory capital ratios at March 31, 2000 were as follows: Tier I (leverage) capital, 12.5%; Tier I risk-based capital, 29.4%; and total risk-based capital, 29.5%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

During the quarter ended March 31, 2000 the Company completed repurchasing common stock after receiving regulatory approval on November 10, 1999. Regulatory approval was granted to purchase up to 15%, or approximately 5.9 million shares, of the public shares in the open market. Through March 31, 2000, the Company purchased 5,897,921 shares at an average cost of $9.84 per share, for a total cost of $57,963,000.

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

                           Part 2 - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Not Applicable

ITEM 2. CHANGE IN  SECURITIES  AND USE OF PROCEEDS On April 25, 2000 the
Company
filed with the SEC a Registration Statement on Form S-8 to register 3,780,718 shares of its common stock in connection with the Capitol Federal Financial 2000 Stock Option and Incentive Plan and 1,512,287 shares in connection with the Capitol Federal Financial 2000 Recognition and Retention Plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Special  Meeting of  Shareholders  held April 18, 2000,  two matters were presented to shareholders. Shareholders approved the Capitol Federal Financial 2000 Stock Option and Incentive Plan and the Capitol Federal Financial 2000 Recognition and Retention Plan. The votes cast as to each matter are set forth below:


                   Proposal                                                Number of Votes
---------------------------------------------------------------------------------------------------------------
                                                                                                       Broker
                                                 For              Against          Abstain           Non-Votes
                                              -----------------------------------------------------------------
   Adoption of the Capitol Federal
   Financial 2000 Stock Option and
   Incentive Plan                             68,223,802         3,653,739         356,939               0

   Adoption of the Capitol Federal
   Financial 2000 Recognition and
   Retention Plan                             67,395,305         4,475,209         363,867               0



ITEM  5.  OTHER  INFORMATION
The Company is changing its reporting of the efficiency ratio. The Company had excluded from total income dividends earned on the capital stock of the Federal Home Loan Bank. The Company will begin including these dividends in total income to more closely conform to industry standards. The efficiency ratios for fiscal year 1999 exclude the effect of the conversion related expenses, both as originally reported and as restated. All future filings will reflect these changes. The following table restates the efficiency ratio.


                                   Originally
Period                              Reported               Restated

Fiscal year ending 1998               36.45                  35.63
Quarter ending 12/98                  36.50                  35.78
Quarter ending 03/99                  35.83                  35.01
Six months ending 03/99               36.15                  35.38
Quarter ending 06/99                  33.96                  33.28
Nine months ending 06/99              35.35                  34.61
Quarter ending 09/99                  35.18                  34.30
Fiscal year ending 1999               35.30                  34.53
Quarter ending 12/99                  34.72                  33.64
Quarter ending 03/2000                32.95                  31.68
Six months ending 03/2000             33.83                  32.65
Year to date, ending 03/2000          33.83                  32.66


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
Not applicable

                                   Signatures


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CAPITOL FEDERAL FINANCIAL


Date:   May 15, 2000                 By:   /s/ John C. Dicus
                                          -----------------------------------
                                          John C. Dicus, Chairman and
                                          Chief Executive Officer



Date:   May 15, 2000                 By:   /s/ Neil F. M. McKay
                                           ----------------------------------

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