Form 10-Q
period 2000-06-30
CAPITOL FEDERAL FINANCIAL
filed 2000-08-14
CIK 1074433

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________________ to ______________________

                        Commission File Number 333-68363


                            CAPITOL FEDERAL FINANCIAL
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          United States                                       48-1212142
--------------------------------                             -------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                          Identification Number)

     700 Kansas Avenue, Topeka, Kansas                            66603
---------------------------------------                          -------
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

     Transitional Small Business Format: Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        Common Stock         84,217,579
                        ------------     ------------------
                          Class          Shares Outstanding


                                    FORM 10-Q
                            Capitol Federal Financial
                                      INDEX


                                                                                                              Page
PART I -- FINANCIAL INFORMATION                                                                              Number
Item 1.  Financial Statements
         Consolidated Balance Sheets at June 30, 2000 and September 30, 1999                                   3
         Consolidated Statements of Income for the three and nine months ended                                 4
          June 30, 2000 and June 30, 1999
         Consolidated Statement of Stockholders' Equity for the nine months ended                              5
          June 30, 2000
         Consolidated Statements of Cash Flows for the nine months ended June 30, 2000                         6
          and June 30, 1999
         Notes to Consolidated Interim Financial Statements                                                    8
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of                            13
          Operations
Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                            18

PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings                                                                                     20
Item 2.  Changes in Securities and Use of Proceeds                                                             20
Item 3.  Defaults Upon Senior Securities                                                                       20
Item 4.  Submission of Matters to a Vote of Security Holders                                                   20
Item 5.  Other Information                                                                                     20
Item 6.  Exhibits and Reports on Form 8-K                                                                      20

Signature Page                                                                                                 21









                         PART 1 -- FINANCIAL INFORMATION

                    CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                                 June 30,            September 30,
                                                                                   2000                  1999
                                                                              ---------------------------------------
                                                                                (Unaudited)
ASSETS:
Cash and cash equivalents                                                       $   28,639             $   22,275
Investment securities held to maturity (market value of $14,580                     15,100                 15,100
 and $14,754)
Capital stock of Federal Home Loan Bank                                            139,250                 68,336
Mortgage-related securities:
   Available-for-sale(amortized cost of $921,510 and $1,129,995)                   919,406              1,136,776
   Held-to-maturity (market value of $1,584,629 and $914,820)                    1,625,556                939,492
Loans held for sale, net                                                             7,252                  3,651
Loans receivable, net                                                            5,178,551              4,291,288
Premises and equipment                                                              24,229                 24,046
Real estate owned, net                                                               1,698                  1,073
Accrued interest receivable                                                         40,764                 32,845
Other assets                                                                         3,774                  4,433
                                                                              ---------------------------------------
TOTAL ASSETS                                                                    $7,984,219             $6,539,315
                                                                              =======================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits                                                                        $3,941,150             $3,899,565
Advances from Federal Home Loan Bank                                             2,785,000              1,345,000
Securities sold under agreement to repurchase                                      175,000                175,000
Advance payments by borrowers for taxes and insurance                               20,809                 37,422
Deferred income taxes                                                               10,408                 13,779
Accounts payable and accrued expenses                                               34,801                 22,035
                                                                              ---------------------------------------
   Total liabilities                                                             6,967,168              5,492,801

COMMITMENTS AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares                                      0                      0
 authorized; none issued
Common stock ($0.01 par value) 450,000,000 authorized;                                 915                    915
 91,512,287 shares issued as of June 30, 2000 and September 30, 1999
Additional paid in capital                                                         383,488                384,864
Retained earnings                                                                  730,003                684,761
Accumulated other comprehensive income                                             (1,309)                  4,204
Unearned compensation, Employee Stock Ownership Plan                              (26,717)               (28,230)
Unearned compensation, Recognition and Retention Plan                              (9,077)                      0
Less shares held in treasury: 6,129,208 shares at cost                            (60,252)                      0
                                                                              ---------------------------------------
   Total stockholders' equity                                                    1,017,051              1,046,514
                                                                              ---------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $7,984,219             $6,539,315
                                                                              =======================================

See accompanying notes to consolidated interim financial statements.


                    CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                             (dollars in thousands)


                                                         Three Months Ended            Nine Months Ended
                                                              June 30,                     June 30,
                                                     --------------------------- ----------------------------
                                                        2000             1999       2000              1999
                                                     --------------------------- ----------------------------
INTEREST AND DIVIDEND INCOME:
Loans receivable                                        $88,609          $70,840   $249,913          $211,022
Mortgage-related securities                              44,299           27,873    115,975            66,943
Investment securities                                       227              200        697               965
Securities purchased under agreement to resell                -                -          -             3,894
Cash and cash equivalents                                   314              241      1,630             2,003
Capital stock of Federal Home Loan Bank                   2,446              826      5,535             2,361
                                                     --------------------------- ----------------------------
   Total interest and dividend income                   135,895           99,980    373,750           287,188

INTEREST EXPENSE:
Deposits                                                 51,225           48,669    151,134           148,499
Borrowings                                               41,427           13,388     96,845            35,315
                                                     --------------------------- ----------------------------
   Total interest expense                                92,652           62,057    247,979           183,814

                                                     --------------------------- ----------------------------
Net interest and dividend income                         43,243           37,923    125,771           103,374
Provision for loan losses                                     -                -        494               135
                                                     --------------------------- ----------------------------
   Net interest and dividend income after                43,243           37,923    125,277           103,239
         provision for loan losses

OTHER INCOME:
Automated teller and debit card transaction fees          1,317            1,188      3,756             2,950
Checking account transaction fees                           778              720      2,314             2,109
Loan fees                                                   392              438      1,201             1,434
Insurance commissions                                       392              347      1,287             1,145
Other, net                                                  969              833      2,148             2,284
                                                     --------------------------- ----------------------------
   Total other income                                     3,848            3,526     10,706             9,922

OTHER EXPENSES:
Salaries and employee benefits                           11,199            7,345     27,491            23,538
Occupancy of premises                                     2,159            1,866      7,052             6,298
Office supplies and related expenses                        878              849      2,432             2,419
Deposit and loan transaction fees                           943            1,014      2,800             2,942
Advertising                                                 505            1,101      1,698             2,128
Federal insurance premium                                   210              582      1,016             1,751
Contribution to Foundation                                    -                -          -            30,231
Other, net                                                1,084            1,024      3,655             2,747
                                                     --------------------------- ----------------------------
   Total other expenses                                  16,978           13,781     46,144            72,054

                                                     --------------------------- ----------------------------
Income before income tax expense                         30,113           27,668     89,839            41,107

Income tax expense                                       11,368           10,395     33,914            15,684
                                                     --------------------------- ----------------------------
NET INCOME                                              $18,745          $17,273    $55,925           $25,423
                                                     =========================== ============================


See accompanying notes to consolidated interim financial statements.

                                             CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           (Unaudited)
                                                      (dollars in thousands)

                                                    Common        Additional      Retained     Accumulated
                                                     Stock          Paid-In       Earnings        Other
                                                                    Capital                   Comprehensive
                                                                                                Income
                                                  -----------------------------------------------------------
     Balance at October 1, 1999                          $915        $384,864     $684,761        $4,204
     Comprehensive Income:
          Net income                                        -               -       55,925             -
          Other Comprehensive income -
          Change in unrealized gains on mortgage-
     related securities available-for-sale, net of
     deferred taxes of $(3,371)                             -               -            -        (5,513)

     Total Comprehensive income

     Repurchase of common stock, at cost                    -               -            -             -
     Transfer Shares to Recognition and Retention                      (1,432)
     plan (1,280,000 shares)
     Common stock vested upon grant,                                       81
     Recognition and Retention Plan (256,000
     shares)
     Amortization of Recognition and Retention
     Plan
     Employee stock options exercised (1,000                               (1)
     shares)
     Common stock committed to be released for                              -
     allocation - Employee Stock Ownership                  -                            -             -
     Plan
     Decrease in fair market value of Employee              -             (24)           -             -
     Stock Ownership Plan shares committed
     to be released for allocation
     Dividends on common stock to stockholders
     ($0.32 per share)                                      -               -      (10,683)            -
                                                  -------------------------------------------------------
              Balance at June 30, 2000                   $915        $383,488     $730,003       $(1,309)
                                                  =======================================================

                                                           Unearned             Unearned         Treasury        Total
                                                         Compensation         Compensation         Stock
                                                            (RRP)                (ESOP)
                                                  ----------------------------------------------------------------------
     Balance at October 1, 1999                                     0            $(28,230)             -      $1,046,514
     Comprehensive Income:
          Net income                                                                     -             -          55,925
          Other Comprehensive income -
          Change in unrealized gains on mortgage-
     related securities available-for-sale, net of
     deferred taxes of $(3,371)                                                          -             -         (5,513)
                                                                                                        ----------------
     Total Comprehensive income                                                                                   50,412

     Repurchase of common stock, at cost                                                 -       (73,534)        (73,534)
     Transfer Shares to Recognition and Retention             (11,840)                            13,272               -
     plan (1,280,000 shares)
     Common stock vested upon grant,                            2,368                                              2,449
     Recognition and Retention Plan (256,000
     shares)
     Amortization of Recognition and Retention                    395                                                395
     Plan
     Employee stock options exercised (1,000                                                          10               9
     shares)
     Common stock committed to be released for
     allocation - Employee Stock Ownership                                           1,513             -           1,513
     Plan
     Decrease in fair market value of Employee                                           -             -             (24)
     Stock Ownership Plan shares committed
     to be released for allocation
     Dividends on common stock to stockholders
     ($0.32 per share)                                                                   -             -         (10,683)
                                                  ----------------------------------------- ----------------------------
              Balance at June 30, 2000                         (9,077)            $(26,717)      (60,252)     $1,017,051
                                                  ======================================================================

See accompanying notes to consolidated interim financial statements.


                                         CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                  (dollars in thousands)


                                                                             For Nine Months Ended June 30,
                                                                       ------------------------------------------
                                                                               2000                 1999
                                                                       ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $   55,925           $    25,423

Adjustments to reconcile net income to net cash provided by operating activities:

Federal Home Loan Bank stock dividends                                       (1,367)               (5,021)
Amortization of net deferred loan origination fees                             (820)               (7,622)
Provision for loan losses                                                        494                   135
Net loan origination fees capitalized                                          2,865                 8,440
Gain on sales of real estate owned, net                                        (158)                 (118)
      Originations of loans held for sale                                    (3,699)                 (854)
      Proceeds from sales of loans held for sale                                   0                12,976
      Amortization and accretion of premiums and discounts on
      mortgage-related securities and investment securities                      332                 3,090
      Depreciation and amortization on premises and equipment                  2,932                 2,479
      Deferred income tax benefit                                                  0              (11,488)
      Termination of Pension Plan                                                  0                 1,600
      Decrease in fair market value of Employee stock Ownership                 (24)                     0
      Plan shares committed to be released for allocation
      Amortization of unearned compensation - ESOP                             1,513                 1,574
      Amortization of unearned compensation - RRP                              2,763                     0
      Changes in:
         Accrued interest receivable                                         (7,920)               (2,366)
         Other assets                                                            757                 (363)
         Income taxes payable                                                  5,003                 4,779
         Accounts payable and accrued expenses                                 7,771                 2,418
                                                                       -----------------------------------
            Net cash provided by operating activities                         66,367                35,082

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from maturities of investment securities                            0               160,470
      Purchases of investment securities                                    (69,547)              (15,000)
      Purchases of securities under agreement to resell                            0           (1,383,410)
      Principal collected on mortgage-related securities available-for-      207,819               470,178
      sale
      Purchases of mortgage-related securities available-for-sale                  0           (1,010,909)
      Principal collected on mortgage-related securities held-to-            130,399               270,494
      maturity
      Purchases of mortgage-related securities held-to-maturity            (816,128)             (600,824)
      Loan originations net of principal collected on loans receivable     (320,893)             (210,591)
      Purchases of loans receivable                                        (571,933)             (105,527)
      Purchases of premises and equipment, net                               (3,115)               (3,762)
      Proceeds from sales of real estate owned                                 2,549                 2,153
                                                                       -----------------------------------
         Net cash used in investing activities                           (1,440,849)           (2,426,728)









CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                                              (10,683)               (3,932)
Deposits, net of payments                                                     41,585                47,278
Proceeds from advances from Federal Home Loan Bank                         2,008,000               895,000
Repayments on advances from Federal Home Loan Bank                         (568,000)             (495,000)
Proceeds from securities sold under agreement to repurchase                        0             1,618,410
Proceeds from stock issuance, net                                                 90               355,295
Payments for the repurchase of common stock                                 (73,534)                     0

      Change in advance payments by borrowers for taxes and                 (16,612)              (15,335)
      insurance
                                                                       -----------------------------------
   Net cash provided by financing activities                               1,380,846             2,401,716
NET INCREASE IN CASH AND CASH                                                  6,364                10,070
 EQUIVALENTS
CASH AND CASH EQUIVALENTS:
Beginning of Period                                                          $22,275               $24,454
                                                                       -----------------------------------
End of Period                                                             $   28,639           $    34,524
                                                                       ===================================

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING TRANSACTIONS:
   Note received from ESOP in exchange for stock                                                   $30,246
                                                                                     ---------------------


See accompanying notes to consolidated interim financial statements.

Notes to Consolidated Interim Financial Statements

1. Basis of Financial Statement Presentation and Significant Accounting Policies

The accompanying consolidated interim financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Accordingly, they do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the consolidated interim financial statements, have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the period ended September 30, 1999 contained in the Company's Annual Report for the fiscal year ended September 30, 1999. The results for the nine months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000.

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

2.   Summary of Significant Accounting Policies

On March 31, 1999, Capitol Federal Financial (the "Company") completed the reorganization of Capitol Federal Savings and Loan Association, a federally chartered mutual savings and loan ("Capitol Federal Savings" or the "Bank"), into the federal mutual holding company form of ownership, whereby the Bank converted into a federally chartered stock savings bank as a wholly owned subsidiary of the Company, and the Company became a majority-owned subsidiary of Capitol Federal Savings Bank MHC, a federally chartered mutual holding company (the "MHC") (the "Reorganization"). In connection with the Reorganization, the Company sold 37,807,183 shares of Company common stock, par value $0.01 per share ("Company Common Stock") at $10.00 per share, which net of issuance costs generated proceeds of $355.5 million, including shares issued to the Employee Stock Ownership Plan ("ESOP"). The Company also issued 52,192,817 shares of Company Common Stock to the MHC. In addition, the Company established an ESOP for the employees of the Company and the Bank which became effective with the completion of the Reorganization.

Additional information regarding the Reorganization is included in the Company's Registration Statement on Form S-1 filed on December 4, 1998, as amended.

3.     Loan Portfolio

The following table presents the Company's loan portfolio at the dates indicated.

                                                    June 30, 2000                     September 30, 1999
                                         ---------------------------------------------------------------------
                                                Amount            Percent            Amount           Percent
                                         ---------------------------------------------------------------------

Real Estate Loans:
One- to four-family                         $4,934,946             94.56%         $4,083,148           94.10%
Multi-family                                    50,034              0.96              31,114            0.72
Commercial                                      13,832              0.27              11,415            0.26
Construction or development                     40,556              0.77              56,660            1.30
                                         --------------------------------------------------------------------
Total real estate loans                      5,039,368             96.56           4,182,337           96.38

Consumer loans:
    Savings loans                               14,164              0.27              15,281            0.35
    Student                                     17,520              0.34              16,424            0.38
    Home improvement                             2,406              0.05               2,072            0.05
    Automobile                                  10,053              0.19               7,122            0.16
    Home equity                                134,749              2.58             115,779            2.67
    Other                                          748              0.01                 330            0.01
                                         --------------------------------------------------------------------
Total consumer loans                           179,640              3.44             157,008            3.62

Total loans receivable                       5,219,008            100.00%          4,339,345          100.00%

Less:
Loans in process                                20,500                                29,043
Deferred fees and discounts                     15,227                                14,607
Allowance for losses                             4,730                                 4,407
                                         -------------                    ------------------
Total loans receivable, net                 $5,178,551                            $4,291,288
                                         =============                    ==================

4.  Non-Performing Loans

The following table presents the Company's non-performing loans, including non-accrual loans and real estate owned, at the dates indicated.


                                                   June 30,  September 30,
                                                    2000          1999
                                                  -------------------------
Non-accruing loans:
One-to four-family                                    $3,404     $4,921
Multi-family                                             ---         --
Commercial real estate                                   ---         --
Construction or development                              ---         --
Consumer                                                  97         55
Total                                                 $3,501     $4,976
                                                  =========================

Accruing loans delinquent more than 90 days:
One- to four-family                                      ---        ---
Multi-family                                             ---        ---
Commercial real estate                                   ---        ---
Construction or development                              ---        ---
Consumer                                                 ---        ---
Total                                                    ---        ---
                                                  =========================

Real Estate Owned:
One- to four-family                                   $1,698     $1,073
Multi-family                                             ---        ---
Commercial real estate                                   ---        ---
Construction or development                              ---        ---
Consumer                                                 ---        ---
Total                                                 $1,698     $1,073
                                                  =========================

Total non-performing assets                           $5,199     $6,049
                                                  =========================

Total as a percentage of total assets                  0.07%      0.09%
                                                  =========================

5.  Allowance for Loan Losses

The following table presents the Company's activity for loan losses at the dates and for the periods indicated.


                                              For the quarter ending             For the nine months ending
                                                     June 30,                             June 30,
                                         ------------------------------------------------------------------
                                               2000               1999              2000              1999
                                         ------------------------------------------------------------------
Balance at the beginning of period           $4,866             $4,175            $4,407            $4,081

Charge offs:
One- to four-family                               6                ---                39                33
Multi-family                                    125                ---               125               ---
Commercial real estate                          ---                ---               ---               ---
Construction or development                     ---                ---               ---               ---
Consumer                                         10                 10                13                18
Total charge-offs                               141                 10               177                51

Recoveries:
One- to four-family                               5                ---                 5               ---
Multi-family                                    ---                ---               ---               ---
Commercial real estate                          ---                ---               ---               ---
Construction or development                     ---                ---               ---               ---
Consumer                                        ---                ---                 1               ---
Total recoveries                                  5                ---                 6               ---

Net charge-offs                                 136                 10               171                51
Additions charged to operations                 ---                ---               494               135
                                         -----------------------------------------------------------------
Balance at end of period                     $4,730             $4,165            $4,730            $4,165
                                         =================================================================


6.  Deposits

The table below presents the Company's savings portfolio at the dates indicated.


                                                     June 30, 2000                     September 30, 1999
                                         ------------------------------------------------------------------------
                                               Amount       Percent of Total        Amount       Percent of Total
                                         ------------------------------------------------------------------------
Demand deposits                              $  306,704          7.78%            $  278,722          7.15%
Passbook and passcard                           112,256          2.85                123,479          3.17
Money market select                             394,613         10.01                322,660          8.27
Cash fund                                       137,082          3.48                201,275          5.16
Certificates                                  2,990,495         75.88              2,973,429         76.25

                                         ------------------------------------------------------------------------
Total deposits                               $3,941,150        100.00%            $3,899,565        100.00%
                                         ========================================================================

                                       11

7.   Earnings Per Share

Earnings per share for the quarter ended June 30, 2000 was $0.22 per share and $0.65 per share year-to-date. The Company accounts for the 3,024,574 shares acquired by its ESOP in accordance with Statement of Position 93-6; shares controlled by the ESOP are not considered in the weighted average shares outstanding until the shares are committed for allocation to an employee's individual account. Shares vested in the Recognition and Retention Plan ("RRP") are included in the common shares outstanding for calculating basis earnings per share. Shares granted, but not yet vested, in the RRP are included in the calculation of the diluted earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.


                                        Three Months Ended     Nine Months Ended
                                          June 30, 2000          June 30, 2000
                                        ------------------     -----------------

Net Income                                 $    18,745            $     55,925

Average common shares outstanding           82,078,245              84,836,258
Allocated ESOP shares outstanding              303,011                 252,415
                                           -----------            ------------
    Total basic average common shares       82,381,256              85,088,673
                                           ===========            ============
    outstanding

Dilutive effect of SOP & RRP                   358,884                 119,191
    Total diluted average common shares     82,740,140             85,207,8648
    outstanding

Net earnings per share
    Basic                                  $      0.22            $       0.65
    Diluted                                $      0.22            $       0.65


8.   Equity

At June 30, 2000, the Bank exceeded all minimum regulatory requirements for a well capitalized institution, with tangible capital of 12.7% and risk-based capital of 27.8%. The Company declared a $0.12 per share dividend on July 18, 2000 to holders of record on August 4, 2000, payable on August 18, 2000. During the quarter ended June 30, 2000 the Company purchased 1,512,287 shares of its publicly traded stock in the open market at an average cost of $10.29 per share to fund the RRP approved by shareholders at a special meeting on April 18, 2000. At June 30, 2000, the Company had 6,129,208 shares held in treasury. Book value per share at June 30, 2000 was $12.45.

9.   Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities. The Statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Due to the issuance of SFAS No. 137, "Accounting for Derivative and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", the Statement will not be effective for the Company's consolidated financial statements until the fiscal year ending September 30, 2001. The adoption of this Statement is not expected to have material impact on the Company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which will be adopted by the

Company no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. SAB 101 provides guidance on revenue recognition policies and procedures. The Company does not believe that SAB101 will have a material effect on its consolidated financial statements as of and for the year ending September 30, 2001.


10.  Comprehensive Income

The only component of other comprehensive income is the change in the estimated fair value of mortgage-related securities available-for-sale, net of deferred income taxes. This component of comprehensive income was $2.4 million for the three months ended June 30, 2000 and a loss of $5.5 million for the nine months ended June 30, 2000.

11.   Commitments and Contingencies

In the normal course of business, the Company and its subsidiaries are from time to time named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, no pending suit is expected to have a materially adverse effect on the financial position or results of the Company.


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

Financial Condition

Assets. For the nine month period ended June 30, 2000, total assets of the Company increased $1.44 billion, or 22.1%, from $6.54 billion at September 30, 1999 to $7.98 billion at June 30, 2000. The increase from September 30, 1999 was primarily due to the growth in the Company's loan and mortgage-related securities portfolio. This increase in total assets was distributed as follows:

o $887.3 million, or 20.7%, increase in net loans receivable which increased from $4.29 billion at September 30, 1999 to $5.18 billion at June 30, 2000.

o $468.7 million, or 22.6%, increase in mortgage-related securities which increased from $2.08 billion at September 30, 1999 to $2.54 billion at June 30, 2000.

Total one- to four-family loan originations for the quarter ended June 30, 2000 were $281.8 million; and were $674.5 million year to date. Refinancing of loans already serviced by the Bank were 3.7% of loan originations for the quarter and
5.0 % year to date. Adjustable-rate loan originations accounted for 57.3% of originations for the quarter and 53.3% year to date. Loans purchased totaled $335.3 million for the quarter ending June 30, 2000 and $571.9 million year-to-date, which were generally adjustable rate. Total originations of consumer loans for the quarter ended June 30, 2000 were $41.3 million, and $108.6 million year to date. The Company purchased $85.1 million of mortgage-related securities in March 2000 as part of its capital management plan. These assets were delivered in April 2000 and were funded with Federal Home Loan Bank ("FHLB") advances at an average spread of 117 basis points. During the three months ended June 30, 2000, the interest rate spread available in the wholesale market for mortgage-related securities was not at an acceptable level of profitability. Year-to-date purchases of mortgage-related-securities totaled $803.4 million at an average spread of 117 basis points over the cost of funding. All mortgage-related securities purchased year-to-date were fixed rate.

Liabilities. Deposits increased $41.6 million, or 1.1%, from $3.90 billion at September 30, 1999, to $3.94 billion at June 30, 2000. This increase was attributable to $133.6 million of interest credits during the nine month period, partially offset by a $92.0 million decrease in the balance of savings accounts. Borrowings, all of which were FHLB advances, increased by $1.44 billion, or 107.1% during the nine-month period ended June 30, 2000. Of the total increase in borrowings, $803.4 million were used to fund the purchase of mortgage-related securities related to the continuation of the capital utilization plan. The remaining balance of the increase in borrowings have been used to fund the purchase of single-family loans. The average rate paid on new borrowings, year-to-date, was 5.91%. Generally, the borrowings have a ten year life and a call option on the anniversary date at three or five years. The Company does utilize a line-of-credit with the FHLB to facilitate short-term funding needs.

Equity. Total stockholders' equity decreased $29.5 million, or (2.8)%, from $1.05 billion at September 30, 1999, to $1.02 billion at June 30, 2000. The decrease was attributable to the purchase of Capitol Federal Financial stock totaling $73.5 million, dividends paid of $10.7 million, and a change from a $4.2 million gain to a $1.3 million loss on securities available-for-sale, offset by year-to-date earnings of $55.9 million and the issuance of $2.4 million in stock as a result of the initiation of the recognition and retention plan (RRP) approved by shareholders on April 18, 2000.

                         Comparison of Operating Results
                for the Three Months Ended June 30, 2000 and 1999

General. For the three months ended June 30, 2000, the Company recognized net income of $18.7 million, compared to $17.3 million for the three months ended June 30, 1999. The Company's efficiency ratio for the three months ended June 30, 2000 was 36.05% compared to 33.28% for the quarter ended June 30, 1999.

Net Interest Income. Net interest income for the three months ended June 30, 2000 was $43.2 million, an increase of $5.3 million, or 14.0% from the same period last year. The increase in earnings was primarily the result of an increase in the average balance of loans receivable of $960.0million and mortgage-related securities of $760.6 million, offset by a $1.79 billion increase in the average balance of interest bearing liabilities for the quarter ended June 30, 2000 over the same period one year ago. The net interest margin decreased 33 basis points from 2.59% for the quarter ended June 30, 1999 to 2.26% for the quarter ended June 30, 2000.

Interest and Dividend Income. Interest income for the three months ended June 30, 2000 was $135.9 million, up from $100.0 million for the same period in fiscal year 1999. The largest component of interest income, interest on loans, increased from $70.8 million for the three months ended June 30, 1999 to $88.6 million for the three months ended June 30, 2000. The increase of $17.8 million was the result of an increase in the average balance of, and the average yield earned on, loans. The average balance of loans receivable increased $960.0 million to $4.89 billion for the three months ended June 30, 2000 compared to $3.93 billion for the same period one year ago, while the average yield on loans increased 4 basis points to 7.24% for the quarter ended June 30, 2000 from 7.20% for the quarter ended June 30, 1999. The increase in interest on loans was supplemented by an increase in interest on mortgage-related securities. Interest income on mortgage-related securities increased $16.4 million from $27.9 million for the quarter ended June 30, 1999 to $44.3 million for the quarter ended June 30, 2000. The average balance of mortgage-related securities increased $760.6 million from $1.84 billion at June 30, 1999 to $2.60 billion at June 30, 2000, while the average yield increased from 6.07% for the quarter ended June 30, 1999 to 6.82% for the quarter ended June 30, 2000. Dividends earned on capital stock of the Federal Home Loan Bank of Topeka ("FHLB") were $2.4 million for the quarter ended June 30, 2000, compared to $826,000 for the same period in fiscal year 1999. The increase was due to the increased balance of stock held by the Bank in accordance with the terms of advances from the FHLB and a higher dividend rate paid by the FHLB.

Interest Expense. Interest expense increased for the quarter ended June 30, 2000 to $92.7 million from $62.1 million for the same period in 1999. For the quarter ended June 30, 2000 interest expense on deposits was $51.2 million compared to $48.7 million for the quarter ended June 30, 1999, an increase of $2.6 million. The increase was due to higher rates paid on money market accounts, and certificates of deposit maturing and renewing into higher rate accounts with maturities of generally less than two years, which was partially offset by a reduction in the rate paid on checking and short-term deposits. The average balance of deposits during the quarter ended June 30, 2000 was $3.92 billion compared to $3.93 billion for the quarter ended June 30, 1999, a decrease of $9.0 million, or (0.2)%. The average rate paid on deposits for the quarter ended June 30, 2000 was 5.24% compared to 4.95% for the quarter ended June 30, 1999, an increase of 29 basis points. Interest expense on borrowings for the quarter ended June 30, 2000 was $41.4 million compared to $13.4 million for the quarter ended June 30, 1999, an increase of $28.0 million, or 209.0%. The average balance of borrowings for the quarter ended June 30, 2000 was $2.71 billion compared to $911.8 million for the quarter ended June 30, 1999, an increase of $1.80 billion, or 197.4%. The increase in interest expense on borrowings was primarily due to an increase in long-term fixed rate, callable advances from the FHLB and, to a lesser extent, short-term advances obtained primarily to fund the origination and purchase of loans. The average cost of the borrowings for the quarter ended June 30, 2000 was 6.05% compared to 5.87% for the quarter ended June 30, 1999.

Provision for Loan Losses. During the quarter, additional provisions for loan losses were not recorded. The current balance of the allowance for loan losses is believed to be sufficient to cover known losses in the portfolio as of June 30, 2000. During the quarter, $124,800 of the allowance for loan losses was allocated to specific loans. At June 30, 2000, the balance of non-accruing loans was $3.5 million, down 34.7% from the same period one year ago. Total non-performing assets were $5.2 million at June 30, 2000 compared to $6.0 million at September 30, 1999. The percentage of non-performing assets to total assets was 0.07% at June 30, 2000 compared to 0.09% at September 30, 1999. The allowance for loan losses was $4.7 million at June 30, 2000 compared to $4.4 million at September 30, 1999. The allowance for loan losses as a percentage of non-performing loans was 135.1% at June 30, 2000 compared to 88.6% at September 30, 1999.

Noninterest Income. Total noninterest income for the quarter ended June 30, 2000 was $3.8 million, up from $3.5 million for the quarter ended June 30, 1999. There were no significant changes in noninterest income for any category during the quarter ended June 30, 1999 compared to the quarter ended June 30, 2000.

Noninterest Expense. Non-interest expense was $17.0 million for the quarter just ended compared to $13.8 million one year ago. The increase of $3.2 million in non-interest expense was due primarily to an additional $3.8 million in compensation expense, of which $2.4 million was associated with the RRP grants, and additional office occupancy expense. These increases were partially offset by a decrease in other expenses of $1.0 million.

Income Tax Expense. Income tax expense increased from $10.4 million for the quarter ended June 30, 1999 to $11.4 million for the quarter ended June 30, 2000. The increase was due to an increase in pre-tax earnings.

                         Comparison of Operating Results
                for the Nine Months Ended June 30, 2000 and 1999


General. For the nine months ended June 30, 2000, the Company recognized net income of $55.9 million compared to net income of $45.8 million for the nine months ended June 30, 1999, excluding conversion related expenses. The efficiency ratio, for the nine months ended June 30, 2000 was 33.83% compared to 34.61% for the nine months ended June 30, 1999, exclusive of conversion related expenses.

Net Interest Income. Net interest income for the nine months ended June 30, 2000 was $125.8 million compared to $103.4 million for the nine months ended June 30, 1999, an increase of $22.4 million, or 21.7%. The net interest rate spread decreased 13 basis points from 1.74% at June 30, 1999 to 1.61% at June 30, 2000.

Interest and Dividend Income. Interest income for the nine months ended June 30, 2000 was $373.8 million, up from $287.2 million for the nine months ended June 30, 1999. The largest component of interest income, interest on loans receivable, increased from $211.0 million for the nine months ended June 30, 1999 to $249.9 million for the nine months ended June 30, 2000. This increase of $38.9 million was the result of an increase in the average balance of loans receivable, which was partially offset by a decrease in the average yield earned. The average balance of loans increased $808.4 million to $4.64 billion for the nine months ended June 30, 2000 from $3.83 billion for the nine months ended June 30, 1999. The average yield on loans decreased 16 basis points from 7.35% for the nine months ended June 30, 1999 to 7.19% for the nine months ended June 30, 2000. Interest on mortgage-related securities increased by $49.0 million, or 73.2%, from $66.9 million for the nine months ended June 30, 1999 to $116.0 million for the nine months ended June 30, 2000, as a result of an increase in the average balance of, and in the average yield, on mortgage-related securities. The average balance of mortgage-related securities increased $835.5 million, or 56.2%, from $1.49 billion for the nine months ended June 30, 1999 to $2.32 billion for the nine months ended June 30, 2000, while the average yield for the nine months ended June 30, 2000 was 6.66%, up from 6.00% for the nine months ended June 30, 1999. Dividends earned on capital stock of the FHLB was $5.4 million for the nine months ended June 30, 2000, compared to $2.4 million for the same period in fiscal year 1999. The increase was due to the larger balance of stock held by Capitol Federal Savings Bank in accordance with the terms of advances from the FHLB, and in the average yield received on the stock, from 6.98% for the nine months ended June 30, 1999 compared to 7.41% for the same period ended June 30, 2000.

Interest Expense. Interest expense increased during the nine month period ended June 30, 2000 to $248.0 million from $183.8 million for the nine months ending June 30, 1999. Interest expense on deposits increased from $148.5 million for the nine months ended June 30, 1999 to $151.1 million for the nine months ended June 30, 2000, a $2.6 million increase, or 1.8%. The average cost of deposits increased to 5.12% for the nine months ended June 30, 2000 from 5.04% for the nine months ended June 30, 1999, or 8 basis points. The average balance of deposits increased $1.04 million, from $3.92 billion for the nine months ended June 30, 1999 to $3.93 billion for the nine months ended June 30, 2000. Interest expense on borrowings increased to $96.8 million from $35.3 million, a $61.5 million increase, or 174.2%. The average balance of borrowings increased from $819.9 million for the nine months ended June 30, 1999 to $2.15 billion for the nine months ended June 30, 2000, primarily to fund the purchase of mortgage-related securities and loan growth. The average cost of borrowings increased from 5.67% for the nine months ended June 30, 1999 to 5.91% for the nine months ended June 30, 2000.

Provision for Loan Losses. The provision for loan losses for the nine months ended June 30, 2000 of $494,000 was derived from the assessment of the estimated losses inherent in the loan portfolio resulting from the formula allowance, experienced losses in the current economic environment, and specific allowances for identified problem loans and portfolio segments. The provision for loan losses for the nine months ended June 30, 1999 was $134,600.

Noninterest Income. Total noninterest income for the nine month period ended June 30, 2000 was $10.7 million, up from the $9.9 million for the nine month period ended June 30, 1999, primarily as a result of increased fees charged for ATM usage.

Noninterest Expense. Total noninterest expense decreased $26.0 million to $46.1 million for the nine months ended June 30, 2000, down from $72.1 million for the nine months ended June 30, 1999. The decrease in noninterest expense was primarily due to conversion related expenses during the nine-month period ended June 30, 1999. However, exclusive of the conversion related expenses, noninterest expense was up $6.9 million to $46.1 million for the nine months ended June 30, 2000 compared to $39.2 million for the nine months ended June 30, 1999, or 17.6%. The increase was due to a $6.6 million increase in compensation related expenses and a $754,000 increase in occupancy expense. Compensation related expenses increased primarily from ESOP and RRP related charges, operating new branch locations, and additional loan and support staff. The increase in occupancy related expenses was primarily related to the cost of new branch locations and upgrades to our computer systems.

Income Tax Expense. Income tax expense increased from $15.7 million for the nine month period ended June 30, 1999 to $33.9 million for the nine months ended June 30, 2000. Excluding conversion related expenses and the associated tax benefit, income tax expense increased from $28.2 million for the nine month period ended June 30, 1999 to $33.9 million for the nine month ended June 30, 2000. The increase was the result of an increase in pre-tax earnings.

                            Liquidity and Commitments

The Bank's liquidity, represented by cash and cash equivalents and mortgage-related securities available for sale, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, FHLB advances, prepayments and maturities of outstanding loans and mortgage-related securities, maturing investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, excess funds are invested in short-term interest-earning assets, which provide liquidity to meet lending opportunities. Repurchase agreements and FHLB advances are utilized to provide funds for our lending and investment activities, as a facet to implemen our capital management plan, and as an interest rate risk management tool.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. agency securities. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-related securities and investment securities. At June 30, 2000 our commitments were:

     o total approved loan origination and purchase commitments outstanding of $480.5 million,

     o    unadvanced portion of construction loans of $20.5 million,

     o    unused home equity lines of credit of $171.8 million,

     o    and outstanding letters of credit of $960,000.

Certificates of deposit scheduled to mature in one year or less totaled $1.37 billion. Based on historical experience, management believes that a significant portion of maturing deposits will remain with us. We anticipate that we will continue to have sufficient funds, through deposits, borrowings, and repayments, to meet our current commitments.

                                    Capital

Consistent with our goals to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity was $1.02 billion at June 30, 2000, or 12.7% of total assets on that date. As of June 30, 2000, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank's regulatory capital ratios at June 30, 2000 were as follows: Tier I (leverage) capital, 12.0%; Tier I risk-based capital, 12.0%; and total risk-based capital, 27.8%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

During the quarter ended June 30, 2000, the Company repurchased 1,512,287 shares of common stock after receiving shareholder approval on April 18, 2000 of the Recognition and Retention Plan. There was a total of 1,280,000 shares granted under the plan with 256,000 shares vesting immediately. Regulatory approval was granted to repurchase up to 10%, or approximately 3.7 million shares of the public shares in the open market, on June 30, 2000. Through June 30, 2000, the Company has repurchased, i total, approximately 8.0 million shares at a cost of $73.5 million.

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

Not applicable.

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

                                          CAPITOL FEDERAL FINANCIAL



Date:   August 14, 2000                   By:   /s/ John C. Dicus
                                                ----------------------------
                                                John C. Dicus, Chairman and
                                                Chief Executive Officer



Date:   August 14, 2000                   By:   /s/ Neil F. M. McKay
                                                ----------------------------
                                                Executive Vice President and
                                                Chief Financial Officer

                                Index to Exhibits

                                                            Sequentially
                                                            Numbered Page
Exhibit                                                     Where Attached
Number                                                      Exhibits are Located


27               Financial Data Schedule                            23