Form 10-K
period 2000-09-30
CAPITOL FEDERAL FINANCIAL
filed 2000-12-29
CIK 1074433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000
OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 0-24118

CAPITOL FEDERAL FINANCIAL

(Exact name of registrant as specified in its charter)

United States (State or other jurisdiction of incorporation or organization)	48-1212142 (I.R.S. Employer Identification No.)
700 Kansas Avenue, Topeka, Kansas (Address of principal executive offices)	66603 (Zip Code)

Registrant's telephone number, including area code:   (785) 235-1341

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq National Market as of December 8, 2000, was $1.19 billion. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of December 8, 2000, there were issued and outstanding 80,580,732 shares of the Registrant's common stock.

Next Page

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the year ended September 30, 2000. Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended September 30, 2000.

FORWARD-LOOKING STATEMENTS

       Capitol Federal Financial (the "Company"), and its wholly-owned subsidiary, Capitol Federal Savings Bank (the "Bank"), may from time to time make written or oral "forward-looking statements", including statements contained in their filings with the Securities and Exchange Commission ("SEC"). These forward-looking statements may be included in this Annual Report on Form 10-K and the exhibits attached to it, in the Company's reports to stockholders and in other communications by the Company, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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
  inflation, interest rate, market and monetary fluctuations;
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
  technological changes;
  acquisitions;
  changes in consumer spending and saving habits; and
  our success at managing the risks involved in our business.

        This list of important factors is not all inclusive. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

Next Page

PART I

Item 1. Description of Business

General

       The Company is a federally chartered mid-tier holding company that completed its initial public offering in March 1999 in the reorganization of Capitol Federal Savings from a federally chartered mutual savings and loan association into the federal mutual holding company form of organization. Pursuant to the reorganization, Capitol Federal Savings converted to a federally chartered stock savings bank as a wholly-owned subsidiary of the Company, which is majority owned by Capitol Federal Savings Bank MHC ("MHC"), a federally chartered mutual holding company. The Company's common stock is traded on the Nasdaq-Amex National Market under the symbol "CFFN."

       The Bank is the only operating subsidiary of the Company. The Bank is a federally-chartered and insured savings bank headquartered in Topeka, Kansas and is examined and regulated by the Office of Thrift Supervision ("OTS"), its primary regulator. It is also regulated by the Federal Deposit Insurance Corporation ("FDIC"). We currently serve primarily the entire metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and a portion of the metropolitan area of greater Kansas City through 27 full service and seven limited service banking offices. At September 30, 2000, we had total assets of $8.27 billion, deposits of $3.96 billion and total equity of $986.2 million.

       We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences. We also originate a limited amount of loans secured by first mortgages on nonowner-occupied one- to four- family residences, consumer loans, permanent and construction loans secured by commercial real estate, multi-family real estate loans and land acquisition and development loans. While our primary business is the origination of one-to four-family residential mortgage loans funded through retail deposits, we purchase whole loans and invest in certain investment and mortgage-related securities funded through retail deposits and the Federal Home Loan Bank of Topeka ("FHLB") advances.

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

Lending Activities

        General. Our primary lending activity is the origination of loans secured by first mortgages on one- to four-family residential properties. We also make consumer loans and a limited number of loans secured by multi-family dwellings or commercial properties and land acquisition and development loans. Our mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. At September 30, 2000, our net loan portfolio totaled $5.44 billion, which constituted 65.8% of our total assets.

Next Page

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

       At September 30, 2000, the maximum amount which we could have loaned to any one borrower and the borrower's related entities was approximately $142.8 million. At that date, we had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount.

       Our largest lending relationship to a single borrower or a group of related borrowers consisted of six loans totaling $28.4 million at September 30, 2000. The largest of these was a $14.0 million line of credit to be used solely for the acquisition and development of a 320 acre residential housing community located in Overland Park, Kansas. The loan balance at September 30, 2000 was $5.7 million. This loan was originated in 1995, has a term of five years with one automatic extension of three years, has an adjustable interest rate with a minimum and maximum rate and had a 100% loan-to-value ratio at origination. Principal repayments are not on a monthly schedule, but are required from the sale of each building lot. Interest payments are funded from loan proceeds. The borrowers have provided additional collateral, in the form of $750,000 in certificates of deposit placed in escrow with the Bank, in addition to personal guarantees of up to $2.3 million. The loan terms require additional contingent interest payments to the Bank of 25% of the net profits of the development, if any. At September 30, 2000, five of a planned eight phases have been developed, with 359 lots sold. The next largest lending relationship to one of the partners in this group of borrowers is a $9.5 million, 10 year permanent loan for the construction of a 51 unit apartment building located in Kansas City, Missouri. The loan was originated in 1997, has a fixed interest rate with a 25 year amortization and a loan-to-value ratio of 92%. This loan is now on monthly payments with 38 of the 51 units leased. The property is under contract to sell in March 2001. The loan is classified because of its high loan-to-value ratio. This loan is fully guaranteed by the borrower, and the Bank has an assignment of leases. The remaining two loans to this group of related borrowers each have a balance of $3.0 million or less. Each of the loans to this group of borrowers was current and performing in accordance with its terms at September 30, 2000.

       The second largest lending relationship at September 30, 2000, consisted of loans totaling $20.9 million for numerous multi-family and commercial real estate projects throughout Kansas. No single loan in this group exceeded $3.0 million at that date. All of these loans were current and performing in accordance with their terms at September 30, 2000.

Next Page

        Our Loan Portfolio. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

	September 30,
	2000		1999		1998		1997		1996
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family	$5,206,237	95.02%	$4,083,148	94.45%	$3,504,799	93.98%	$3,145,799	94.35%	$2,794,342	94.68%
Multi-family	$50,767	0.93	31,114	0.72	40,361	1.08	26,688	0.80	29,341	0.99
Commercial	13,206	0.24	11,415	0.27	9,069	0.24	5,924	0.18	4,999	0.17
Construction and development	38,192	0.70	56,660	1.31	52,086	1.40	51,157	1.53	38,488	1.30
Total real estate loans	5,308,402	96.89	4,182,337	96.75	3,606,315	96.70	3,229,568	96.86	2,867,170	97.14

Other Loans:
Consumer Loans:
Savings	13,964	0.25	15,281	0.35	16,446	0.44	16,314	0.49	16,703	0.56
Home improvement	2,373	0.04	2,072	0.05	2,776	0.08	3,341	0.10	2,183	0.07
Automobile	10,728	0.20	7,122	0.16	5,758	0.15	4,120	0.12	2,372	0.08
Home equity	142,654	2.60	115,779	2.68	97,829	2.62	80,640	2.42	62,895	2.14
Other	842	0.02	330	0.01	420	0.01	294	0.01	309	0.01
Total consumer loans	170,561	3.11	140,584	3.25	123,229	3.30	104,709	3.14	84,462	2.86
Commercial business loans	30	---	---	---	10	---	---	---	---	---
Total other loans	170,591	3.11	140,584	3.25	123,239	3.30	104,709	3.14	84,462	2.86
Total loans receivable	5,478,993	100.00%	4,322,921	100.00%	3,729,554	100.00%	3,334,277	100.00%	2,951,632	100.00%

Less:
Loans in process	16,891		29,043		21,690		21,872		21,047
Deferred fees and discounts	15,061		14,271		12,490		11,824		11,657
Allowance for losses	4,596		4,407		4,081		1,639		1,583
Total loans receivable, net	$5,442,445		$4,275,200		$3,691,293		$3,298,942		$2,917,345

Next Page

       The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	September 30,
	2000		1999		1998		1997		1996
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$2,812,848	51.34%	$2,618,998	60.58%	$2,010,809	53.92%	$1,403,790	42.10%	$1,085,992	36.79%
Multi-family	35,719	0.65	28,467	0.66	34,266	0.92	19,069	0.57	16,113	0.55
Commercial	8,123	0.15	5,556	0.13	8,208	0.22	4,667	0.14	3,463	0.12
Construction and development	16,006	0.29	29,976	0.69	19,829	0.53	9,404	0.28	6,315	0.21
Total real estate loans	2,872,696	52.43	2,682,997	62.06	2,073,112	55.59	1,436,930	43.09	1,111,883	37.67

Consumer	41,641	0.76	33,028	0.76	29,915	0.80	27,152	0.81	22,125	0.75
Commercial business	30	---	---	---	10	---	---	---	---	---
Total fixed-rate loans	2,914,367	53.19	2,716,025	62.82	2,103,037	56.39	1,464,082	43.90	1,134,008	38.42

Adjustable-Rate Loans:
Real estate:
One- to four-family	2,393,389	43.68	1,464,150	33.87	1,493,990	40.06	1,742,009	52.25	1,708,350	57.88
Multi-family	15,048	0.28	2,647	0.06	6,095	0.16	7,619	0.23	13,228	0.45
Commercial	5,083	0.09	5,859	0.14	861	0.02	1,257	0.04	1,536	0.05
Construction and development	22,186	0.41	26,684	0.62	32,257	0.87	41,753	1.25	32,173	1.09
Total real estate loans	2,435,706	44.46	1,499,340	34.69	1,533,203	41.11	1,792,638	53.77	1,755,287	59.47

Consumer	128,920	2.35	107,556	2.49	93,314	2.50	77,557	2.33	62,337	2.11
Total adjustable-rate loans	2,564,627	46.81	1,606,896	37.18	1,626,517	43.61	1,870,195	56.10	1,817,624	61.58
Total loans	5,478,993	100.00%	4,322,921	100.00%	3,729,554	100.00%	3,334,277	100.00%	2,951,632	100.00%

Less:
Loans in process	16,891		29,043		21,690		21,872		21,047
Deferred fees and discounts	15,061		14,271		12,490		11,824		11,657
Allowance for loan losses	4,596		4,407		4,081		1,639		1,583
Total loans receivable, net	$5,442,445		$4,275,200		$3,691,293		$3,298,942		$2,917,345

Next Page

        The following schedule presents the contractual maturity of our loan portfolio at September 30, 2000. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One- to Four-Family		Multi-family and Commercial		Construction and Development		Consumer		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Due During Years Ending September 30,	(Dollars in Thousands)
2001(1)	$2,775	7.70%	$---	---%	$12,753	9.29%	$1,936	6.32%	$---	---%	$17,464	8.71%
2002	2,334	8.53	109	11.00	25,439	7.51	7,023	7.98	---	---	34,905	7.69
2003	3,657	8.14	19	9.00	---	---	3,128	8.07	---	---	6,804	8.11
2004 and 2005	6,961	7.49	5,292	10.29	---	---	15,233	8.51	---	---	27,486	8.59
2006 to 2007	7,829	7.42	935	7.17	---	---	5,994	10.01	30	10.50	14,788	8.44
2008 to 2022	1,099,059	7.16	45,444	7.83	---	---	53,887	10.22	---	---	1,198,390	7.57
2023 and beyond	4,083,622	7.26	12,174	8.45	---	---	83,360	10.35	---	---	4,179,156	7.32

       (1) Includes demand loans, loans having no stated maturity and overdraft loans.

       The total amount of loans due after September 30, 2001 which have predetermined interest rates is $2.91 billion, while the total amount of loans due after such date which have floating or adjustable interest rates is $2.58 billion.

Next Page

        One- to Four-Family Residential Real Estate Lending.  Residential loan originations are generated by referrals from real estate brokers and builders, our marketing efforts and existing and walk-in customers. We focus our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences in our market areas. In order to generate additional lending volume, we purchase whole loans generally throughout the Midwest. These purchases allow us to attain geographic diversification and manage credit concentration risks in the loan portfolio. At September 30, 2000, one- to four-family residential mortgage loans totaled $5.21 billion, or 95.0% of our gross loan portfolio.

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

       We currently originate one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with Fannie Mae and Freddie Mac and local financial institutions, and consistent with our internal needs. Adjustable-rate mortgage ("ARM") loans are offered with either a one-year, three-year or five-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan generally adjusts annually for the remainder of the term of the loan. We use a number of different indices to reprice our ARM loans. During the 2000 and 1999 fiscal years, we originated $466.0 million and $306.3 million of one- to four-family ARM loans, and $438.5 million and $905.7 million of one- to four-family fixed-rate mortgage loans, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

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

        Our one- to four-family residential ARM loans are fully amortizing loans with contractual maturities of up to 30 years, with payments due monthly. Our ARM loans generally provide for specified minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment on the interest rate over the rate in effect on the date of origination. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds. Our ARM loans are not automatically convertible into fixed-rate loans. We do not allow borrowers to pay an endorsement fee to convert an ARM loan to a fixed rate loan.

       In order to remain competitive in our market areas, we currently originate ARM loans at initial rates below the fully indexed rate. We qualify borrowers based on this initial discounted rate for our three and five year ARMs, and at 2% over the initial rate for one-year ARMs.

       ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment rises, increasing the potential for default. We have not experienced difficulty with the payment history for these loans. See "- Asset Quality -- Non-performing Assets" and "-- Classified Assets." At September 30, 2000, our one- to four-family ARM loan portfolio totaled $2.39 billion, or 43.7% of our gross loan portfolio. At that date the fixed-rate one- to four-family mortgage loan portfolio totaled $2.81 billion, or 51.3% of our gross loan portfolio.

        Multi-family and Commercial Real Estate Lending. We offer a variety of multi-family and commercial real estate loans. These loans are secured primarily by multi-family dwellings, small retail establishments and small office buildings located in our market areas. At September 30, 2000, multi-family and commercial real estate loans totaled $64.0 million or 1.2% of our gross loan portfolio.

Next Page

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

       Construction and Development Lending.   We originate construction loans primarily secured by existing commercial real estate or building lots. We also make a limited number of construction loans to individuals for the construction of their residences. Presently, all of these loans are secured by property located within our market areas. At September 30, 2000, we had $38.2 million in construction loans outstanding, representing 0.7% of our gross loan portfolio.

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

       We occasionally originate acquisition and development loans, primarily to borrowers having significant experience and longstanding relationships with us. At September 30, 2000, the Bank had four acquisition and development loans with an aggregate balance of $10.7 million.

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

Next Page

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

       Consumer Lending.   Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At September 30, 2000, our consumer loan portfolio totaled $170.6 million, or 3.1% of our gross loan portfolio.

       We offer a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, student loans and loans secured by savings deposits. We also offer a very limited amount of unsecured loans. We currently originate all of our consumer loans in our market areas. Our home equity loans, including lines of credit, and home improvement loans comprised approximately 2.6% of our total loan portfolio at September 30, 2000. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. In order to minimize risk of loss, home equity loans in excess of 80% of the value of the property are partially insured against loss. The term to maturity on our home equity and home improvement loans may be up to 15 years. Home equity lines of credit have no stated term to maturity and require the payment of 2% of the outstanding loan balance per month, which amount may be reborrowed at any time. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower. The majority of our consumer loan portfolio is comprised of home equity lines of credit, which have interest rates that adjust monthly based upon changes in the prime rate.

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

Next Page

Loan Originations, Purchases, Sales and Repayments.

       We originate loans through referrals from real estate brokers and builders, our marketing efforts, and our existing and walk-in customers. While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market areas. Demand is affected by local competition and the interest rate environment. During fiscal year 2000 our dollar volume of one- to four-family adjustable-rate loans exceeded the dollar volume of the same type of fixed-rate loans, compared to prior fiscal years when our dollar volume of fixed-rate, one- to four-family loans exceeded the dollar volume of the same type of adjustable-rate loans. While our primary business is the origination of one- to four-family mortgage loans, competition from other lenders in our market areas limits, to a certain extent, the volume of loans we have been able to originate and place in our portfolio. As a result we have purchased mortgage loans and investment and mortgage-related securities to supplement our portfolios. Such whole loan purchases also serve to reduce our risk of geographic concentration. We sell a limited amount of loans and some of our loans are not originated according to secondary market guidelines. During fiscal year 2000 the Company experienced a significant reduction in the prepayment of principal on loans and mortgage-related securities compared to the previous year. Interest rates increased during the year and as a result prepayments were reduced. Much of the increase in prepayments in prior years were due to borrowers refinancing existing loans to new loans with lower rates of interest. With increased market rates, borrowers generally do not refinance their loans, prepayments generally occur in the current rate environment as a result of borrower mobility or planned payments in excess of the normal monthly principal and interest payment.  As a result of the reorganization, during fiscal 1999 and 2000 we implemented and carried out our capital utilization plan by increasing our wholesale borrowings and the purchase of mortgage-related securities.

       Purchased whole loans are originated by one or two lenders who have a regional or national presence. By contractual agreement, the loan product is originated for us to our specifications. Each loan is underwritten by a third party contract underwriter who is under contract with us. We set prices for the loan product at least once each week. Mortgage servicing for purchased whole loans is retained by the originating lender.

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

Next Page

       The following table shows our loan origination, purchase, sale and repayment activities for the periods indicated.

	Year Ended September 30,
	2000	1999	1998
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate - one- to four-family	$466,013	$ 306,322	$ 198,857
- multi-family	1,750	4,855	---
- commercial	---	---	---
Non-real estate - consumer	112,274	96,147	86,848
- commercial business	---	---	10
Total adjustable-rate	580,037	407,324	285,715
Fixed rate:
Real estate - one- to four-family	438,464	905,720	878,567
- multi-family	5,103	---	---
- commercial	---	---	350
Non-real estate - consumer	36,586	31,835	26,312
Total fixed-rate	480,153	937,555	905,229
Total loans originated	1,060,190	1,344,879	1,190,944

Purchases:
Real estate - one- to four-family	773,940	215,942	124,724
- multi-family	---	---	---
- commercial	---	---	---
Non-real estate - consumer	21	17	30
Total loans purchased	773,961	215,959	124,754
Mortgage-related securities available for sale (excluding REMICs and CMOs)	---	962,182	256,076
Mortgage-related securities held to maturity(excluding REMICs and CMOs)	34,871	103,426	---
REMICs and CMOs	782,894	833,166	363,068
Total purchased	1,591,726	2,114,733	743,898

Sales and Repayments:
Real estate - one- to four-family	---	15,306	23,160
Non-real estate - consumer (student loans)	8,882	12,818	13,620
Total loans sold	8,882	28,124	36,780
Mortgage-related securities	---	---	---
Total sales	8,882	28,124	36,780
Principal repayments	1,025,856	1,624,735	1,113,628
Total reductions	1,034,738	1,652,859	1,150,408

Decrease in other items, net	108,055	218,719	202,100

Net increase	$1,509,123	$1,588,034	$ 582,334

Next Page

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

       Delinquent Loans. The following table sets forth our loans delinquent 30 - 89 days by type, number, amount and percentage of type at September 30, 2000.

	Loans Delinquent for 30-89 Days
	Number	Amount	Percent of Total Delinquent Loans
	(Dollars in Thousands)
Real Estate:
One- to four-family	359	$27,592	98.53%
Multi-family	---	---	---
Commercial	---	---	---
Construction or development	---	---	---
Consumer	49	413	1.47
Commercial business	---	---	---

Total	408	$28,005	100.00%

Next Page

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

	September 30,
	2000	1999	1998	1997	1996
	(Dollars in Thousands)

Non-accruing loans:
One- to four-family	$3,321	$4,921	$6,048	$4,989	$3,889
Multi-family	---	---	---	---	---
Commercial real estate	---	---	---	1,042	---
Construction or development	---	---	---	---	100
Consumer	134	55	181	78	1
Commercial business	---	---	---	---	---
Total	3,455	4,976	6,229	6,109	3,990

Accruing loans delinquent more than 90 days:
One- to four-family	---	---	---	---	---
Multi-family	---	---	---	---	---
Commercial real estate	---	---	---	---	---
Construction or development	---	---	---	---	---
Consumer	---	---	---	---	---
Commercial business	---	---	---	---	---
Total	---	---	---	---	---

Real estate owned:
One- to four-family	1,094	1,073	1,964	2,435	3,552
Multi-family	---	---	---	---	---
Commercial real estate	---	---	---	---	---
Construction or development	---	---	---	---	---
Consumer	---	---	---	---	---
Commercial business	---	---	---	---	---
Total	1,094	1,073	1,964	2,435	3,552

Total non-performing assets	$ 4,549	$ 6,049	$8,193	$8,544	$7,542
Total as a percentage of total assets	.06%	.09%	0.15%	0.17%	0.17%

       For the year ended September 30, 2000, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $41,000. The amount that was included in interest income on such loans was $83,000 for the year ended September 30, 2000.

Next Page

       Non-performing Loans. At September 30, 2000, we had $3.5 million in non-performing loans, which constituted 0.06% of our gross loan portfolio. At that date, there were no non-performing loans to any one borrower or group of related borrowers that exceeded $1.0 million, either individually or in the aggregate.

       Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of September 30, 2000, there was also an aggregate of $675,500 in net book value of loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

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

       When an insured institution classifies problem assets as either substandard or doubtful, it may establish allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. Allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, which may order the establishment of additional loss allowances.

       In connection with the filing of our periodic reports with the OTS and in accordance with our assets classification policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at September 30, 2000, we had classified $14.3 million of our assets as substandard, none as doubtful and none as loss. The amount classified substandard represented 1.5% of our retained earnings and 0.2% of our assets at September 30, 2000.

       Provision for Loan Losses.  We recorded a provision for loan losses in fiscal 2000 of $494,000 compared to $395,000 in fiscal 1999, and $2.5 million in fiscal 1998. The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under "-- Allowance for Loan Losses." The provision for loan losses in fiscal 2000 was based on management's review of such factors which indicated that the allowance for loan losses was adequate to cover losses inherent in the loan portfolio as of September 30, 2000.

       Allowance for Loan Losses.  We maintain an allowance for loan losses to absorb losses known and inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans and portfolio segments and economic conditions that may lead to concern about the loan portfolio. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

       The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of such loans or pools of loans. Changes in risk evaluations of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience as well as on significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors for loans on residential properties with greater than four units and loans on construction and development and commercial properties are computed based on an evaluation of inherent losses on these loans. Pooled loan loss factors are based on expected net charge-offs for one year and are applied to loans that are homogeneous in nature, such as one- to four-family residential loans and consumer loans.

Next Page

       The appropriateness of the allowance is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of the loan. Senior management reviews these conditions quarterly in discussions with our senior credit officers. To the extent that any of these conditions are evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the loss related to this condition is reflected in the unallocated allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

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

       At September 30, 2000, our allowance for loan losses was $4.6 million or 0.08% of the total loan portfolio and approximately 133.0% of total nonaccruing loans. This compares with an allowance for loan losses of $4.4 million or 0.10% of the total loan portfolio and approximately 88.6% of the total non-accruing loans as of September 30, 1999.

       During fiscal year 2000, our single-family residential loan portfolio increased by $1.12 billion over 1999. Non-accruing single-family loans decreased by $1.6 million, or 32.7%, from $4.9 million at September 30, 1999 to $3.3 million at September 30, 2000. The provision for loan losses in fiscal 2000 was $494,000, representing 0.4 % of pretax earnings, reflects the increase in the single family residential mortgage loans as a result of the increase in loan originations and purchases, as well as a review of the credit exposure and loss experience in specific loan categories. The provision represents 0.4% of the 2000 increase in the portfolio. We also reviewed the ratio of our non-performing loans to total loans and compared this to our ratio of allowance for loan losses to net loans receivable.

       During fiscal year 2000, our multi-family and commercial loan portfolio increased by approximately 74.3% to $63.5 million. This increase is the result of lending opportunities in various market areas and construction loans originated last year that became permanent loans this year. Our allowance for credit losses on these loans was 0.4% of the portfolio. We had one group of loans (See "Lending Activities - General") that were classified and had specific reserves established. This specific reserve is not included in the amount of the allowance for loan losses on this portfolio of loans. The portfolio of construction and development loans decreased by approximately 36.5% to $20.9 million. We maintained our allowance for credit losses at approximately 1.0% of the portfolio. Our consumer loan portfolio increased 21.3% to $170.6 million during 2000 as a result of continued marketing efforts. We maintained our allowance for credit losses on consumer loans at approximately 0.1% of the consumer loan portfolio.

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

       Based upon the foregoing analysis of our reserving methodology, it is management's belief that the allowance for credit losses is adequate for the losses known and inherent in the portfolio. Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that the Bank will realize in the future resulting from an increase in the single family residential loan portfolio.

Next Page

       The following table sets forth an analysis of our allowance for loan losses.

	Year Ended September 30,
	2000	1999	1998	1997	1996
	(Dollars in Thousands)

Balance at beginning of period	$4,407	$4,081	$1,639	$1,583	$1,359

Charge offs:
One- to four-family	48	44	20	---	---
Multi-family	250	---	---	---	641
Commercial real estate	---	---	---	---	---
Construction or development	---	---	---	---	---
Consumer	13	25	---	---	---
Commercial business	---	---	---	---	---
Total charge-offs	311	69	20	---	641
Recoveries	6	---	---	---	---
Net charge-offs	305	69	20	---	641
Provisions (recoveries) charged to operations	494	395	2,462	56	865
Balance at end of period	$4,596	$4,407	$4,081	$1,639	$1,583

Ratio of net charge-offs during the period to average loans outstanding during the period	0.01%	---%	---%	---%	0.02%

Ratio of net charge-offs during the period to average non-performing assets	5.76%	.97%	0.06%	---%	1.26%

Allowance as a percentage of non-performing loans	133.02%	88.57%	65.52%	26.83%	39.67%
Allowance as a percentage of total loans (end of period)	.08%	.10%	0.11%	0.05%	0.05%

Next Page

        The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	September 30,
	2000			1999			1998			1997			1996
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
		(Dollars in Thousands)

One- to four-family	$3,837	$5,192,055	95.32%	$3,635	$4,069,704	95.10%	$3,222	$3,496,699	94.62%	$1,208	$3,137,101	95.05%	$1,011	$2,784,247	94.49%
Multi-family	204	50,365.93		146	30,889.72		200	40,091	1.09	66	26,416	0.80	427	29,341	1.00
Commercial real estate	39	13,172.24		42	5,574.13		77	9,006	0.24	18	5,864	0.18	9	4,999	0.17
Construction or development	211	20,858.38		375	32,856.77		348	31,610	0.86	67	30,900	0.93	85	17,547	0.60
Consumer	252	170,561	3.13	207	140,584	3.28	174	117,958	3.19	41	100,300	3.04	42	110,355	3.75
Commercial business	---	30	---	---	---	---	---	10	---	---	---	---	---	---	---
Unallocated	53	---	---	2	---	---	60	---	---	239	---	---	9	---	---
Total	$4,596	$5,447,041	100.00%	$4,407	$4,279,607	100.00%	$4,081	$3,695,674	100.00%	$1,639	$3,300,581	100.00%	$1,583	$2,946,489	100.00%

Next Page

Investment Activities

       We are required to maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, we have maintained liquid assets at levels above the minimum requirements imposed by OTS regulations and at levels believed to be adequate to meet the requirements of normal operations, including potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. At September 30, 2000, our regulatory liquidity ratio, which is our liquid assets as a percentage of net withdrawable savings deposits with a maturity of one year or less and current borrowings, was 109.2%.

       Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. See "Regulation -- Capitol Federal Savings" and "- Qualified Thrift Lender Test" for a discussion of additional restrictions on our investment activities.

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

       Our investment securities currently consist of U.S. Government and agency securities. See Note 2 of the Notes to Consolidated Financial Statements. Our mortgage-related securities portfolio consists of securities issued by government-sponsored agencies. A portion of the portfolio consists of collateralized mortgage obligations ("CMOs"). CMOs are special types of pass through debt securities in which the stream of principal and interest payments on the underlying mortgages or mortgage-related securities are used to create investment classes with different maturities and, in some cases, different amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. We do not purchase any residual interest bonds. See Notes 3 and 4 of the Notes to Consolidated Financial Statements.

       During fiscal year 2000 we increased our portfolio of these securities by $428.8 million. We purchased a total of $803.4 million of these securities in connection with our capital utilization plan, of which $769.0 million were fixed rate CMO's with an average life of 5.2 years and an average yield of 7.62%. These securities were purchased with a spread over the cost to fund the purchases of 116 basis points. See "Sources of Funds--Borrowings" for a discussion regarding the funding of these purchases.

       The average life of our fixed rate mortgage-related securities is approximately five years at the time of purchase. Premiums associated with mortgage-related securities purchased are not significant; therefore, the risk of significant yield adjustments because of accelerated prepayments is limited. Yield adjustments are encountered as interest rates rise or decline, which in turn slows or increases prepayment rates and affects the average lives of the mortgage-related securities. At September 30, 2000, we held CMOs totaling $1.44 billion, all of which were secured by underlying collateral issued under government agency-sponsored programs.  All of our CMOs are currently classified as held to maturity. At September 30, 2000, none of our CMOs qualified as high risk mortgage securities as defined under OTS regulations. We do not invest in residual interests of CMOs.

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

Next Page

       The following table sets forth the composition of our investment and mortgage-related securities portfolio at the dates indicated. Our investment securities portfolio at September 30, 2000, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of our retained earnings, excluding those issued by the government or its agencies.

	September 30,
	2000		1999		1998
	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)

Securities available for sale, at fair value:
Mortgage-related securities	$850,892	100.00%	$1,136,776	100.00%	$747,991	100.00%
U.S. government and agency securities	---	---	---	---	---	---
Total securities available for sale	$850,892	100.00%	$1,136,776	100.00%	$747,991	100.00%

Investment securities, at amortized cost:
Mortgage-related securities	$121,594	7.71%	$ 101,977	10.68%	---	---
U.S. government and agency securities	$15,000	0.95	15,000	1.57	$160,469	33.37
CMOs and REMICs	1,439,657	91.33	837,515	87.74	320,379	66.61
Other investment securities	100.01		100.01		100	0.02
Total investment securities	$1,576,351	100.00%	$ 954,592	100.00%	$480,948	100.00%
Investment securities, at fair value	$1,554,055		$ 929,574		$479,840

Next Page

       The composition and maturities of the investment securities portfolio, excluding Federal Home Loan Bank stock, are indicated in the following table.

	September 30, 2000
	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total Securities
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Fair Value
	(Dollars in Thousands)
Securities available for sale:
U.S. government and agency securities	$13	9.25%	$1,354	9.30%	$95,760	6.88%	$754,246	6.99%	$851,373	6.98%	$850,892
Total securities available for sale	$13	9.25%	$1,354	9.30%	$95,760	6.88%	$754,246	6.99%	$851,373	6.98%	$850,892
Investment securities:
Mortgage Backed securities	$ ---	---	$ ---	---	$ ---	---	$121,594	7.15	$121,594	7.15	$120,649
U.S. government and agency securities	---	---	15,000	6.13	---	---	---	---	15,000	6.13	14,708
Securities purchased under agreement to resell	---	---	---	---	---	---	---	---	---	---	---
CMOs and REMICs	363	8.40	30,650	6.33	116,781	6.85	1,291,863	7.02	1,439,657	6.99	1,418,598
Other investment securities	100	1.50	---	---	---	---	---	---	100	1.50	100
Total investment securities	$463	6.91%	$45,650	6.27%	$116,781	6.85%	$1,413,457	7.03%	$1,576,351	6.99%	$1,554,055

Next Page

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

        The following table sets forth our deposit flows during the periods indicated.

	Year Ended September 30,
	2000	1999	1998
	(Dollars in Thousands)

Opening balance	$3,899,565	$3,894,180	$3,787,123
Deposits	5,806,789	5,154,745	4,725,985
Withdrawals	5,930,693	5,321,757	4,795,516
Interest credited	180,668	172,397	176,588

Ending balance	$ 3,956,329	$3,899,565	$3,894,180

Net increase	$56,764	$5,385	$107,057

Percent increase	1.46%	.14%	2.83%

Next Page

       The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered for the periods indicated.

	Year Ended September 30,
	2000		1999		1998
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Transactions and Savings Deposits:

Demand deposits	$303,744	7.68%	$278,722	7.15%	$260,440	6.69%
Passbook and Passcard	104,558	2.64	123,479	3.17	129,180	3.32
Money market select	419,130	10.59	322,660	8.27	213,181	5.47
Cash fund	110,548	2.80	201,275	5.16	225,356	5.79

Total non-certificates	937,980	23.71	926,136	23.75	$828,157	21.27

Certificates (by rate):

0.00 - 2.99%	87	---	46	---	---	---
3.00 - 3.99%	2,379	0.06	5,732	0.15	5,900	0.15
4.00 - 4.99%	32,893	0.83	573,440	14.71	429,108	11.02
5.00 - 5.99%	987,101	24.95	1,644,605	42.17	1,684,996	43.27
6.00 - 6.99%	1,656,374	41.87	514,167	13.19	715,234	18.36
7.00 - 7.99%	339,515	8.58	234,901	6.02	227,695	5.85
8.00 - 8.99%	---	---	538	0.01	2,405	0.06
9.00 - 9.99%	---	---	---	---	685	0.02

Total certificates	3,018,349	76.29	2,973,429	76.25	3,066,023	78.73
Total deposits	3,956,329	100.00%	3,899,565	100.00%	3,894,180	100.00%

Next Page

       The following table shows rate and maturity information for our certificates of deposit as of September 30, 2000.

	2.00- 2.99	3.00- 3.99%	4.00- 4.99%	5.00- 5.99%	6.00- 6.99%	7.00- 7.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:
December 31, 2000	$ 87	$2,324	$10,842	$147,712	$44,010	$ 139	$205,114	6.80%
March 31, 2001	---	55	6,835	214,784	193,725	---	415,399	13.76
June 30, 2001	---	---	15,036	107,051	243,896	216,459	582,442	19.30
September 30, 2001	---	---	---	97,201	303,376	122,486	523,063	17.33
December 31, 2001	---	---	64	168,887	274,767	77	443,795	14.70
March 31, 2002	---	---	116	54,090	207,145	---	261,351	8.66
June 30, 2002	---	---	---	45,951	36,077	354	82,382	2.73
September 30, 2002	---	---	---	58,581	25,056	---	83,637	2.77
December 31, 2002	---	---	---	18,606	9,455	---	28,061	0.93
March 31, 2003	---	---	---	7,373	84,419	---	91,792	3.04
June 30, 2003	---	---	---	8,454	42,592	---	51,046	1.69
September 30, 2003	---	---	---	14,663	29,088	---	43,751	1.45
December 31, 2003	---	---	---	13,045	22	---	13,067	0.43
March 31, 2004	---	---	---	12,629	22,841	---	35,470	1.18
June 30, 2004	---	---	---	3,758	36,199	---	39,957	1.32
September 30, 2004	---	---	---	9,788	6,558	---	16,346	0.54
December 31, 2004	---	---	---	2,643	---	---	2,643	0.09
March 31, 2005	---	---	---	669	10,995	---	11,664	0.39
June 30, 2005	---	---	---	---	33,490	---	33,490	1.11
September 30, 2005	---	---	---	2	1,896	---	1,898	0.06
Thereafter	---	---	---	1,214	50,767	---	51,981	1.72
Total	$87	$2,379	$32,893	$987,101	$1,656,374	$339,515	$3,018,349	100.00%
Percent of total	.00%	.08%	1.09%	32.70%	54.88%	11.25%

       The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of September 30, 2000.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 Months	Total
	(In Thousands)

Certificates of deposit less than $100,000	$187,017	$368,515	$508,169	$1,601,285	2,664,986
Certificates of deposit of $100,000 or more	18,096	46,884	74,274	213,809	353,063
Public Funds	---	---	---	300	300

Total certificates of deposit	$205,113	$415,399	$582,443	$1,815,394	$3,018,349

Next Page

       Borrowings. Although deposits are our main source of funds, we utilize borrowings when they can be invested at a positive rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings have historically consisted of advances from the FHLB and securities sold under agreement to repurchase. See Notes 9 and 10 of the Notes to Consolidated Financial Statements. During fiscal year 2000, we borrowed $2.25 billion from the FHLB in fixed rate callable advances. These advances carry and average cost of 6.35%, and are at a fixed rate for ten years unless the call feature is exercised on either the third or fifth anniversary date, depending on the advance. The net increase in advances was $1.88 billion, with $803.4 million facilitating the implementation of the capital utilization plan, $175 million to repay reverse repurchase agreements, and the remaining balance, or $901.6 million, used primarily to fund the purchase and origination of loans. If the advances are called by the FHLB, they automatically convert to a short term variable rate advance. These borrowings were used because they allow us to lengthen our liability portfolio, which improves our interest rate risk position, relative to the savings portfolio by itself. In addition, callable advances typically carry a discounted rate because of the call option which helps to minimize our cost of funds and increases profitability. During the year, from time to time, we utilized our line-of-credit that we maintain at the FHLB. At September 30, 2000 we did not have any balance outstanding on our line of credit.

       We may obtain advances from the FHLB upon the security of our blanket pledge agreement. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features. At September 30, 2000, we had $3.23 billion in FHLB advances outstanding.

       The following table sets forth the maximum month-end balance and average balance of FHLB advances and securities sold under agreement to repurchase during the periods indicated.

	Year Ended September 30,
	2000	1999	1998
	(In Thousands)
Maximum Balance:
Federal Home Loan Bank advances	$3,225,000	$1,345,000	$500,000
Securities sold under agreement to repurchase	175,000	175,000	175,000
Average Balance:
Federal Home Loan Bank advances	$2,234,705	$789,510	$365,000
Securities sold under agreement to repurchase	159,699	175,000	175,000

        The following table sets forth certain information as to our borrowings at the dates indicated.

	September 30,
	2000	1999	1998
	(Dollars in Thousands)
Federal Home Loan Bank advances	$3,225,000	$ 1,345,000	$500,000
Securities sold under agreement to repurchase	---	175,000	175,000
Total borrowings	$3,225,000	$1,520,000	$675,000
Weighted average interest rate of Federal Home Loan Bank advances	6.14%	5.61%	5.72%
Weighted average interest rate of securities sold under agreement to repurchase	---%	5.73%	5.73%

Subsidiary and Other Activities

        As a federally chartered savings bank, we are permitted by OTS regulations to invest up to 2% of our assets, or $165.2 million at September 30, 2000, in the stock of, or unsecured loans to, service corporation subsidiaries. We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes.

        At September 30, 2000, we had one subsidiary, Capitol Funds, Inc., which has one line of credit loan outstanding for $14.0 million for the acquisition and development of land for construction of single-family homes in Overland Park, Kansas. This loan is described and included under "-Lending Activities -- General." As of September 30, 2000, our total investment in this subsidiary was $12.3 million. During fiscal 2000, Capitol Funds, Inc. reported net income of $404,873 which consisted of interest funded from loan proceeds, net of income taxes.

25
Next Page

REGULATION

General

       The Bank, as a federally chartered savings institution, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

        The OTS regularly examines the Bank and prepares reports for the consideration of the Bank's board of directors on any deficiencies that it may find in the Bank's operations. The FDIC also has the authority to examine the Bank in its role as the administrator of the Savings Association Insurance Fund ("SAIF"). The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both Federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage requirements. Any change in such regulations, whether by the FDIC, the OTS or Congress, could have a material adverse impact on the MHC, the Company and the Bank and their operations.

Capitol Federal Savings Bank MHC

        The MHC is a federal mutual holding company within the meaning of Section 10(o) of the Home Owners Loan Act. As such, the MHC is required to register with and be subject to OTS examination and supervision as well as certain reporting requirements. In addition, the OTS has enforcement authority over the MHC and its non-savings institution subsidiaries, if any. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank.

       A mutual holding company is permitted to, among other things:

  invest in the stock of a savings institution;
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

       In addition, a mutual holding company may engage in the activities of a multiple savings and loan holding company which are permissible by statute and OTS regulations and to the activities of bank holding companies which the Federal Reserve Board has deemed permissible by regulation under Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended, subject to prior approval by the OTS.

Capitol Federal Financial

       Pursuant to OTS regulations and the terms of the Company's federal stock charter, the purpose and powers of the Company are to pursue any or all of the lawful objectives of a federal mutual holding company subsidiary and to exercise any of the powers accorded to a mutual holding company subsidiary.

Next Page

       If the Bank fails the qualified thrift lender test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure, the MHC and the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

       The MHC and the Company must obtain approval from the OTS before acquiring control of any other SAIF insured institution. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings institutions in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings institution.

Capitol Federal Savings Bank

       The OTS has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was as of September 30, 1999. Under agency scheduling guidelines, it is likely that another examination will be initiated in the second quarter of 2001. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the savings institution's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended September 30, 2000 was $898,873.

       The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank, the Company, and the MHC. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

       In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings institutions are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

       The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2000, the Bank's lending limit under this restriction was $142.8 million. The Bank is in compliance with the loans-to-one-borrower limitation.

       The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.

Insurance of Accounts and Regulation by the FDIC

       The Bank is a member of the SAIF, which is administered by the FDIC.  Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.   As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the Bank Insurance Fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Next Page

       The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1, or core capital, to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

       The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC. See "Selected Financial and Other Data" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K for an explanation on the special SAIF assessment amount paid by the Bank in 1996.

        Effective January 1, 2000, the premium schedule for Bank Insurance Fund and SAIF insured institutions ranged from 0 to 27 basis points. The SAIF assessment was reduced to about 2 basis points on January 1, 2000, when Bank Insurance Fund insured institutions fully participate in the assessment to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. These assessments, which may be revised based upon the level of Bank Insurance Fund and SAIF deposits will continue until the bonds mature in the year 2017.

Regulatory Capital Requirements

       Federally insured savings institutions, such as Capitol Federal Savings Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio or core capital requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

       The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 2000, the Bank did not have any intangible assets.

       At September 30, 2000, the Bank had tangible capital of $951.8 million, or 11.5% of adjusted total assets, which is approximately $827.4 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

       The capital standards also require core capital equal to at least 3.0% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings institution must maintain a core capital ratio of at least 4.0% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3.0% ratio. At September 30, 2000, the Bank had no intangibles which were subject to these tests.

       At September 30, 2000, the Bank had core capital equal to $951.8 million, or 11.5% of adjusted total assets, which is $703 million above the minimum requirement of 3.0% in effect on that date.

       The OTS also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 2000, the Bank had $4.6 million of general loan loss reserves, which was less than 1.25% of risk-weighted assets.

Next Page

       In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or Freddie Mac.

       On September 30, 2000, the Bank had total risk-based capital of $956.2 million and risk-weighted assets of $3.54 billion; or total capital of 27.14% of risk-weighted assets. This amount was $674.3 million above the 8.0% requirement in effect on that date.

       The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings institutions that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized institution," which is an institution with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8.0% risk-based capital ratio. Any such institution must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions.

       As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

       Any savings institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3.0% or a risk-based capital ratio of less than 6.0% and is considered "significantly undercapitalized" must be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution that becomes "critically undercapitalized" because it has a tangible capital ratio of 2.0% or less is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the OTS must appoint a receiver, or conservator with the concurrence of the FDIC, for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

       The OTS is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

       The imposition by the OTS or the FDIC of any of these measures on the Bank may have a substantial adverse effect on its operations and profitability.

Limitations on Dividends and Other Capital Distributions

       OTS regulations impose various restrictions on savings institutions with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

       Generally, savings institutions, such as the Bank, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority.

       Savings institutions proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "-- Regulatory Capital Requirements."

Next Page

Liquidity

       All savings institutions, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the average daily balance of its liquidity base during the preceding calendar quarter or a percentage of the amount of its liquidity base at the end of the preceding quarter. The Bank includes cash, investment securities and mortgage-related securities, not pleged as collateral, as assets eligible for liquidity. The liquidity base consists of deposits maturing within one year, including transaction, passbook, and money market accounts, and borrwoings maturing in two years. The required liquid asset ratio requirement may vary from time to time between 4% and 10% depending upon economic conditions and savings flows of all savings institutions. At the present time, the minimum liquid asset ratio is 4%. The Bank has always exceeded this minimum requirement.

       Penalties may be imposed upon institutions for violations of the liquid asset ratio requirement. At September 30, 2000, the Bank was in compliance with the requirement, with an overall liquid asset ratio of 109.2%.

Qualified Thrift Lender Test

       All savings institutions, including the Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 2000, the Bank met the test and has always met the test.

       Any savings institution that fails to meet the qualified thrift lender test must convert to a national bank charter, unless it requalifies as a qualified thrift lender and thereafter remains a qualified thrift lender. If an institution does not requalify and converts to a national bank charter, it must remain SAIF insured until the FDIC permits it to transfer to the Bank Insurance Fund. If such an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such an institution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Capitol Federal Financial."

Community Reinvestment Act

       Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, the Bank may be required to devote additional funds for investment and lending in our local communities. The Bank was examined for Community Reinvestment Act compliance in March 8, 1999, and received a rating of satisfactory.

Transactions with Affiliates

       Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case by case basis.

Next Page

       Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must generally be made on terms substantially the same as for loans to unaffiliated individuals.

Federal Securities Law

       The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

        The Company stock held by persons who are affiliates of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. Affiliates are generally considered to be officers, directors and principal stockholders. If the Company meets specified current public information requirements, each affiliate of the Company will be able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal Reserve System

       The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At September 30, 2000, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

       Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

       The Bank is a member of the FHLB, which is one of 12 regional Federal Home Loan Banks, that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans or advances to members in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

       As a member, the Bank is required to purchase and maintain stock in the FHLB. For the year ended September 30, 2000, the Bank had an average outstanding balance of $112.2 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past three fiscal years such dividends have averaged 7.56% and were 7.79% for fiscal year 2000.

       Under federal law the Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

       For the year ended September 30, 2000, dividends paid by the FHLB to the Bank's totaled $8.8 million, which was an increase over the amount of dividends received in fiscal year 1999.

Next Page

TAXATION

Federal Taxation

        General.  We are subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Bank. Our federal income tax returns have been closed without audit as of the close of business on December 15, 2000 by the IRS through its fiscal year ended September 30, 1996.

       We file consolidated federal income tax return using the accrual method of accounting. To the extent of the Company's accumulated earnings and profits, any cash distributions made by the Company to its stockholders is considered to be taxable dividends and not as a non-taxable return of capital to stockholders for federal and state tax purposes. The Company maintains a tax-sharing agreement with the Bank to provide for the payment of taxes based upon the taxable earnings of each entity.

        Bad Debt Reserves.   Prior to the Small Business Job Protection Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act, savings associations must now use the specific chargeoff method in computing bad debt deductions beginning with their 1996 Federal tax return. In addition, federal legislation requires the Bank to recapture, over a six year period, the excess of tax bad debt reserves at September 30, 1997 over those established as of the base year reserve balance as of September 30, 1989. The remaining amount of such reserve subject to recapture as of September 30, 2000 for the Bank is approximately $22.6 million. Deferred federal income taxes have been provided in the financial statements for the recapture of the remaining reserve. The Bank continues to utilize the reserve method in determining its privilege tax obligations to the State of Kansas. Prior to the Small Business Job Protection Act, bad debt reserves created prior to the year ended September 30, 1997, were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions or cease to qualify as a bank as defined in Internal Revenue Code Section 581.

State Taxation

       The Bank files Kansas privilege tax returns. For Kansas privilege tax purposes, for taxable years beginning after 1997, the minimum tax rate is 4.5% of earnings, which is calculated based on federal taxable income, subject to certain adjustments. The earnings of the Company may be combined with the Bank for purposes of the Kansas privilege tax.

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

Employees

       At September 30, 2000, we had a total of 770 employees, including 146 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Next Page

Executive Officers

       John C. Dicus.  Age 67 years. Mr. Dicus is Chairman of the Board of Directors and Chief Executive Officer of the Bank and the Company. He has served in such capacities for the Bank since 1989 and with the Company since its inception in March 1999. He has served the Bank in various capacities since 1959. He also served as President of the Bank from 1969 until 1996.

       John B. Dicus.  Age 39 years. Mr. Dicus is President and Chief Operating Officer of the Bank and the Company. He has served in such capacities for the Bank since 1996 and for the Company since its inception in March 1999. Prior to that, he served as the Executive Vice President of Corporate Services for the Bank for four years. He has been with the Bank in various other positions since 1985. Mr. John B. Dicus is the son of Mr. John C. Dicus.

       Stanley F. Mick.  Age 61 years. Mr. Mick has served as Executive Vice President and Chief Lending Officer of the Bank since 1991. Since 1994, he has also served as President of Capitol Funds Inc., a subsidiary of the Bank.

       Neil F.M. McKay.  Age 59 years. Mr. McKay serves as Executive Vice President, Chief Financial Officer and Treasurer of the Bank and the Company. He has served in such positions with the Bank since 1994 and the Company since its inception in March 1999. Prior to that, he served as the Chief Operating Officer and Chief Financial Officer of another savings institution for five years.

       Larry K. Brubaker.  Age 53 years. Mr. Brubaker has been employed with the Bank since 1971 and currently serves as Executive Vice President for Corporate Services of the Bank , a position he has held since 1997. Prior to that, he was employed by the Bank as the Eastern Region Manager for seven years.

       R. Joe Aleshire.  Age 53 years. Mr. Aleshire has been employed with the Bank since 1973 and currently serves as Executive Vice President for Retail Operations of the Bank , a position he has held since 1997. Prior to that, he was employed by the Bank as the Wichita Area Manager for 17 years.

       Kent G. Townsend.  Age 39 years. Mr. Townsend serves as Senior Vice President and Controller of the Company, a position he has held since March 1999. He has also served similar positions with the Bank since September 1995. Prior to that, he served as the Financial Planning and Analysis Officer with the Bank for three years.

Next Page

Item 2. Properties

       At September 30, 2000, we had 27 full service offices and seven limited service offices. The Bank owns the office building in which its home office and executive offices are located. At September 30, 2000, the Bank owned 23 of its other branch offices and the remaining nine branch offices, including seven supermarket locations were leased.

       As of September 30, 2000, the net book value of the Bank's investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $23.0 million.

       The Bank believes that our current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

       The Bank maintains an on-line data base of depositor and borrower customer information. The net book value of the data processing and computer equipment utilized by the Bank at September 30, 2000 was $4.8 million.

Item 3. Legal Proceedings

       The Company and the Bank are involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with our counsel representing us in the proceedings, that the resolution of these proceedings should not have a material effect on our results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2000.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

       The section entitled "Shareholder Information" of the attached Annual Report to Stockholders for year ended September 30, 2000 is incorporated herein by reference.

Item 6. Selected Financial Data

       The section entitled "Selected Consolidated Financial and Other Data" of the attached Annual Report to Stockholders for year ended September 30, 2000 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the attached Annual Report to Stockholders for year ended September 30, 2000 is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

       The section entitled "Management Discussion of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk" of the attached Annual Report to Stockholders for year ended September 30, 2000 is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

       The section entitled "Consolidated Financial Statements" of the attached Annual Report to Stockholders for year ended September 30, 2000 is incorporated herein by reference.

Next Page

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

       Information concerning directors of the Company is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2001, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

       Information concerning executive officers of the Company is set forth under the caption "Executive Officers of Capitol Federal Financial" contained in Part I of this Form 10-K.

Item 11. Executive Compensation

       Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2001, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

       Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2001, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

       Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2001, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Next Page

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following is a list of documents filed as part of this report:

      (1) Financial Statements:

      The following financial statements are included under Part II, Item 8 of this Form 10-K:

1. Report of Independent Auditors.
2. Consolidated Balance Sheet as of September 30, 2000 and 1999.
3. Consolidated Statements of Income for the Years ended September 30, 2000, 1999 and 1998.
4. Consolidated Statements of Equity for the Years ended September 30, 2000, 1999 and 1998.
5. Consolidated Statements of Cash Flows for the Years ended September 30, 2000, 1999 and 1998.
6. Notes to Consolidated Financial Statements for the Years ended September 30, 2000, 1999 and 1998.

      (2) Financial Statement Schedules:

       All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

      (3) Exhibits:

       See Index to Exhibits.

(b) Reports on Form 8-K:

1. No reports on Form 8-K have been filed for the three months ended September 30, 2000.

Next Page

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL

Date:	December 29, 2000	By:	/s/ John C. Dicus
John C. Dicus
Chairman of the Board and Chief Executive Officer
(Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ John C. Dicus	By:	/s/ Kent G. Townsend
	John C. Dicus, Chairman of		Senior Vice President and Controller
	the Board and Chief Executive Officer		(Principal Accounting Officer)
(Principal Executive Officer)
Date:	December 29, 2000	Date:	December 29, 2000

By:	/s/ John B. Dicus	By:	/s/ B. B. Andersen
	President, Chief Operating Officer and Director		Director

Date:	December 29, 2000	Date:	December 29, 2000

By:	/s/ Neil F. M. McKay	By:	/s/ B. Maupin
	Executive Vice President and		B. Maupin
	Chief Financial Officer		Director
(Principal Financial Officer)
Date:	December 29, 2000	Date:	December 29, 2000

By:	/s/ Frederick P. Reynolds	By:	/s/ Marilyn S. Ward
	Frederick P. Reynolds		Marilyn S. Ward
	Director		Director
Date:	December 29, 2000	Date:	December 29, 2000

By:	/s/ Carl W. Quarnstrom
Carl W. Quarnstrom
Director
Date:	December 29, 2000

Next Page

INDEX TO EXHIBITS

Exhibit Number		Document

3(i)	*	Federal Stock Charter of Capitol Federal Financial
3(ii)	*	Bylaws of Capitol Federal Financial
4	*	Form of Stock Certificate of Capitol Federal Financial
10.1	*	Registrant's Employee Stock Ownership Plan
10.2		Registrant's 2000 Stock Option and Incentive Plan filed on April 13, 2000 as Appendix A to Registrant's Revised Proxy Statement (File No. 000-25391) is incorporated herein by reference.
10.3		Registrant's 2000 Recognition and Retention Plan filed on April 13, 2000 as Appendix B to Registrant's Revised Proxy Statement (File No. 000-25391) is incorporated herein by reference.
11		Statement re: computation of per share earnings
13		Annual Report to Stockholders
21		Subsidiaries of the Registrant
23		Consent of Independent Auditors
27		Financial Data Schedule (electronic filing only)

______________

*   Incorporated by reference from Capitol Federal Financial's Registration Statement on Form S-1 (File No. 333-68363) filed on February 11, 1999, as amended and declared effective on the same date.