Form 10-Q
period 2000-12-31
CAPITOL FEDERAL FINANCIAL
filed 2001-02-14
CIK 1074433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2000
OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from __________________ to __________________

Commission file number 333-68363

CAPITOL FEDERAL FINANCIAL

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

          Transitional Small Business Format:         Yes [   ]   No [X]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Class	80,609,732 Shares Outstanding as of February 14, 2001

next page

FORM 10-Q
Capitol Federal Financial
INDEX

next page

PART 1 -- FINANCIAL INFORMATION

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,	September 30,
	2000	2000
	(Unaudited)
ASSETS:
Cash and cash equivalents	$207,392	$133,034
Investment securities held to maturity (market value of $15,022 and $14,808 )	15,100	15,100

Capital stock of Federal Home Loan Bank	161,250	161,250
Mortgage-related securities:
Available-for-sale (amortized cost of $788,847 and $851,374)	795,262	850,892
Held-to-maturity (market value of $1,503,986 and $1,539,247)	1,496,980	1,561,251
Loans held for sale, net	18,377	25,742
Loans receivable, net	5,529,341	5,442,445
Premises and equipment	24,089	24,076
Real estate owned, net	852	1,094
Accrued interest receivable	42,050	43,397
Other assets	4,478	6,938
TOTAL ASSETS	$8,295,171	$8,265,219
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits	$4,029,125	$3,956,329
Advances from Federal Home Loan Bank	3,200,000	3,225,000
Advance payments by borrowers for taxes and insurance	8,874	38,411
Accrued and deferred income taxes payable	29,339	17,527
Accounts payable and accrued expenses payable	35,062	41,745
Total Liabilities	7,302,400	7,279,012
COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares
authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 authorized; 91,512,287
shares issued as of December 31, 2000 and September 30, 2000	915	915
Additional paid in capital	386,122	385,076
Retained earnings	762,012	745,598
Accumulated other comprehensive income	4,074	(300)
Unearned compensation, Employee Stock Ownership Plan	(25,710)	(26,214)
Unearned compensation, Recognition and Retention Plan	(7,939)	(8,485)
Less shares held in treasury: 10,929,955 shares at cost as of December 31, 2000 and 9,830,155 shares at cost as of September 30, 2000	(126,703)	(110,383)
Total Stockholders' Equity	992,771	986,207
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,295,171	$8,265,219

See accompanying notes to consolidated interim financial statements.

next page

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands)

	For the Three Months Ended December 31,
	2000	1999
INTEREST AND DIVIDEND INCOME:
Loans receivable	$ 99,847	$78,980
Mortgage-related securities	40,721	32,967
Investment securities	230	240
Cash and cash equivalents	1,985	423
Capital stock of Federal Home Loan Bank	3,547	1,367
Total interest and dividend income	146,330	113,977
INTEREST EXPENSE:
Deposits	54,123	49,734
Borrowings	50,528	23,421
Total interest expense	104,651	73,155
Net interest and dividend income	41,679	40,822
Provision for loan losses	--	244
Net interest and dividend income after
provision for loan losses	41,679	40,578
OTHER INCOME:
Automated teller and debit card transaction fees	1,348	1,251
Checking account transaction fees	847	801
Loan fees	710	412
Insurance commissions	549	426
Other, net	727	525
Total other income	4,181	3,415
OTHER EXPENSES:
Salaries and employee benefits	9,031	8,230
Occupancy of premises	2,417	2,615
Office supplies and related expenses	754	831
Deposit and loan transaction fees	936	914
Advertising	496	474
Federal insurance premium	202	595
Other, net	1,239	1,219
Total other expenses	15,075	14,878
Income before income tax expense	30,785	29,115
Income tax expense	11,320	10,991
NET INCOME	$19,465	$18,124

See accompanying notes to consolidated interim financial statements.

next page

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in thousands)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-In	Retained	Comprehensive	Compensation	Compensation	Treasury
	Stock	Capital	Earnings	Income (Loss)	(RRP)	(ESOP)	Stock	Total

Balance at October 1, 2000	$915	$385,076	$745,598	($300)	($8,485)	($26,214)	($110,383)	$986,207
Comprehensive Income:
Net incom e			19,465					19,465
Change in Unrealized Gain on Available for Sale Securities, net of tax				4,374				4,374
Total Comprehensive income								23,839

Repurchase of common stock, at cost							(16,634)	(16,634)
Shares issued to Recognition and Retention plan (10,000 shares)		37			(141)		104	--
Employee stock options exercised (28,200 shares)		(33)					293	260
Amortization of Recognition and Retention Plan					613			613
Forfeited Recognition and Retention Plan shares (8,000 shares)			9		74		(83)	--
Increase in fair market value of Employee Stock Ownership Plan		242						242
Amortization of Unearned ESOP Compensation						504		504
Tax effect of dividend on unallocated ESOP shares		800						800
Dividends on common stock to stockholders ($0.12 per share)			(3,060)					(3,060)

Balance at December 31, 2000	$915	$386,122	$762,012	$4,074	($7,939)	($25,710)	($126,703)	$992,771

See accompanying notes to consolidated interim financial statements.

next page

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the Three Months Ended December 31,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,465	$18,124
Adjustments to reconcile net income to net cash provided by operating activities:
Federal Home Loan Bank stock dividends	--	(1,367)
Amortization of net deferred loan origination fees	(1,471)	(637)
Provision for loan losses	--	244
Net loan origination fees capitalized	1,457	1,028
Gain on the sale of loans held for sale	(45)
Gain on sales of real estate owned, net	(60)	(50)
Originations of loans held for sale	(1,909)	(1,391)
Proceeds from sales of loans held for sale	10,507	--
Amortization and accretion of premiums and discounts on mortgage-related securities and investment securities	748	300
Depreciation and amortization on premises and equipment	848	1,204
Increase in fair market value of Employee Stock Ownership Plan shares committed to be released for allocation	242	--
Common stock committed to be released for allocation - ESOP	504	505
Amortization of unearned compensation - RRP	613	--
Changes in:
Accrued interest receivable	1,347	(1,870)
Other assets	2,460	1,003
Income taxes payable	11,320	10,991
Accounts payable and accrued expenses	(7,912)	638
Net cash provided by operating activities	38,114	28,722
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities	--	(26,664)
Principal collected on mortgage-related securities available- for-sale	61,540	81,193
Principal collected on mortgage-related securities held-to- maturity	65,506	32,732
Purchases of mortgage-related securities held-to-maturity	(996)	(395,132)
Loan originations net of principal collected on loans receivable	(43,607)	(93,020)
Purchases of loans receivable	(44,738)	(150,007)
Purchases of premises and equipment, net	(861)	(1,670)
Proceeds from sales of real estate owned	575	810
Net cash provided by (used in) investing activities	37,419	(551,758)

next page

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,060)	(3,650)
Deposits, net of payments	72,796	63,147
Proceeds from advances from Federal Home Loan Bank	--	1,033,000
Repayments on advances from Federal Home Loan Bank	(25,000)	(478,000)
Payments for the repurchase of common stock	(16,634)	(24,051)
Stock options exercised	260
Change in advance payments by borrowers for taxes and insurance	(29,537)	(27,248)
Net cash provided by (used in) financing activities	(1,175)	563,198
NET INCREASE IN CASH AND CASH EQUIVALENTS	74,358	40,162
CASH AND CASH EQUIVALENTS:
Beginning of Period	$133,034	$22,275
End of Period	$207,392	$62,437
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Loans transferred to real estate owned	$275	$933
Treasury stock issued to RRP, net of forfeited shares	$21	--

See accompanying notes to consolidated interim financial statements.

next page

Notes to Consolidated Interim Financial Statements
1.       Basis of Financial Statement Presentation and Significant Accounting Policies
The accompanying consolidated financial statements of Capitol Federal Financial and subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K to the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

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

2.       Loan Portfolio
The following table presents the Company's loan portfolio at the dates indicated.

	December 31, 2000		September 30, 2000
	Amount	Percent	Amount	Percent
Real Estate Loans:
One- to four-family	$5,290,138	95.06%	$5,206,237	95.02%
Multi-family	50,350	0.90	50,767	0.93
Commercial	10,003	0.18	13,206	0.24
Construction and development	37,663	0.68	38,192	0.70
Total real estate loans	5,388,154	96.82	5,308,402	96.89
Consumer loans:
Savings loans	13,732	0.25	13,964	0.25
Home improvement	2,499	0.04	2,373	0.04
Automobile	11,081	0.20	10,728	0.20
Home equity	148,616	2.67	142,654	2.60
Other	1,149	0.02	872	0.02
Total consumer loans	177,077	3.18	170,591	3.11
Total loans receivable	5,565,231	100.00%	5,478,993	100.00%
Less:
Loans in process	16,179		16,891
Deferred fees and discounts	15,132		15,061
Allowance for losses	4,579		4,596
Total loans receivable, net	$5,529,341		$5,442,445

next page

3.       Non-Performing Loans
The following table presents the Company's non-performing loans, including non-accrual loans and real estate owned, at the dates indicated.

	December 31, 2000	September 30, 2000
Non-accruing loans:
One-to four-family	$3,915	$3,321
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	122	134
Total	$4,037	$3,455
Accruing loans delinquent more than 90 days:
One- to four-family	--	--
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	--	--
Total	--	--
Real Estate Owned:
One- to four-family	$852	$1,094
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	--	--
Total	$852	$1,094
Total non-performing assets	$4,889	$4,549
Total as a percentage of total assets	0.06%	0.06%

next page

4.       Allowance for Loan Losses
The following table presents the Company's activity for loan losses at the dates and for the periods indicated.

	For the quarter ending December 31,
	2000	1999

Balance at the beginning of period	$4,596	$4,407
Charge offs:
One- to four-family	11	33
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	8	1
Total charge-offs	19	34
Recoveries:
One- to four-family	2	--
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	--	--
Total recoveries	2	--
Net charge-offs	17	34
Additions charged to operations	--	244
Balance at end of period	$4,579	$4,617

5.       Deposits
The table below presents the Company's savings portfolio at the dates indicated.

	December 31, 2000		September 30, 2000
	Amount	% of Total	Amount	% of Total
Demand deposits	$ 317,502	7.88%	$ 303,744	7.68%
Passbook and passcard	100,120	2.48	104,558	2.64
Money market select	445,117	11.05	419,130	10.59
Cash fund	97,194	2.41	110,548	2.80
Certificates	3,069,192	76.18	3,018,349	76.29
Total deposits	$4,029,125	100.00%	$3,956,329	100.00%

next page

6.       Earnings Per Share
Earnings per share for the quarter ended December 31, 2000 were $0.25 per share. The Company accounts for the 3,024,574 shares acquired by its ESOP in accordance with SOP 93-6 and the shares acquired for its Recognition and Retention Plan in a manner similar to the ESOP shares; shares acquired by the ESOP and the Recognition and Retention Plan are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee's individual account. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

	For the Three Months Ended December 31,
	2000	1999
Net Income	$19,465	$18,124
Average common shares outstanding	76,982,562	87,938,311
Average allocated ESOP shares outstanding	403,824	202,186
Total basic average common shares outstanding	77,386,386	88,140,497
Effect of dilutive Recognition and Retention Plan shares	467,959	--
Effect of dilutive stock options	1,155,905	--
Total diluted average common shares outstanding	79,010,250	88,140,497
Net earnings per share
Basic	$0.25	$0.21
Diluted	$0.24	$0.21

7.       Equity
Stockholders' equity totaled $992.8 million at December 31, 2000 compared to $986.2 million at September 30, 2000. The Company declared a $0.14 per share dividend on January 23, 2001 to holders of record on February 2, 2001 payable on February 16, 2001. At December 31, 2000, book value per share was $12.90 compared to $12.64 book value per share at September 30, 2000. The total number of treasury shares at December 31, 2000 were 10,929,955 with 76,987,444 shares outstanding.

8.       Comprehensive Income
The only component of other comprehensive income is the change in the estimated fair value of mortgage-related securities available-for-sale which was $4.4 million for the three months ended December 31, 2000.

9.       Commitments and Contingencies
In the normal course of business, the Company and its Subsidiaries are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the suits will have a materially adverse effect on the Company's consolidated financial statements for either the current interim period or fiscal year ending September 30, 2001.

next page

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

The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The discussion includes comments relating to the Bank since the Bank is wholly owned by the Company and comprises the majority of assets and principal source of income for the Company.

Financial Condition

Assets.       For the three month period ended December 31, 2000, total assets of the Company increased $30.0 million, or 0.4%, from $8.27 billion at September 30, 2000 to $8.30 billion at December 31, 2000. The increase from September 30, 2000 was primarily due to the growth in the Company's loans and an increase in cash and cash equivalents. Management believes that growth in assets will continue to be limited during the current fiscal year. The change in total assets was primarily distributed as follows:

•	$86.9 million, or 1.7%, increase in net loans receivable from $5.44 billion at September 30, 2000 to $5.53 billion at December 31, 2000,
•	$74.4 million, or 55.9%, increase in cash and cash equivalents from $133.0 million at September 30, 2000 to $207.4 million at December 31, 2000,
•	$129.9 million, or 4.2%, decrease in mortgage-related securities from $2.4 billion at September 30, 2000 to $2.3 billion at December 31, 2000.

Total one- to four-family loan originations for the quarter ended December 31, 2000 were $182.0 million, and total loan originations were $216.5 million. Refinancing of loans serviced by the Bank were 7.4% of originations. Fixed-rate loan originations accounted for 71.9% of originations for the quarter. One- to four-family loans purchased totaled $44.7 million for the quarter ending December 31, 2000, all of which were adjustable rate. The average yield on one- to four-family loans closed during the quarter was 7.71% on fixed-rate loans, 7.37% on adjustable rate loans, and 7.43% on purchased loans. Originations of consumer loans for the quarter ended December 31, 2000 totaled $34.5 million, of which $8.1 million were fixed rate. The average yield on fixed rate consumer loans closed during the quarter was 9.16% compared to 10.11% for adjustable rate consumer loans closed during the quarter, all of which are tied to prime.

We did not purchase any mortgage-related securities during the quarter as part of our capital utilization plan. We did purchase $996,000 of Community Reinvestment Act qualifying mortgage-related securities backed primarily by loans to low-to-moderate income borrowers.

Our level of non-performing loans continues to be minimal because of the underwriting standards employed on both loans we originate and purchase. Our loan portfolio has increased $1.01 billion over the previous year while total non-performing assets decreased $576,000. During the last year we originated $1.03 billion in loans and purchased $668.7 million in loans while maintain our high credit quality. This has contributed to a very low non-performing assets total and ratio to total assets, and supports our low efficiency ratio.

next page

Liabilities.       Deposits increased $72.8 million, or 1.8%, from $3.96 billion at September 30, 2000, to $4.03 billion at December 31, 2000. Certificate accounts increased in balance over the period by $50.8 million. Advances from the Federal Home Loan Bank of Topeka ("FHLB") decreased from September 30, 2000 by $25.0 million, or 0.78%.

Equity.       Total stockholders' equity increased $6.6 million, or 0.7%, from $986.2 million at September 30, 2000, to $992.8 million at December 31, 2000. The increase was the result of first quarter earnings of $19.5 million, and an increase of $4.4 million in unrealized gain on securities available for sale, partially offset by the purchase of the Company's stock totaling $16.6 million and dividends paid of $3.1 million. During the quarter ended December 31, 2000 the Company purchased 1,138,000 shares of stock in the open market at an average cost of $14.62 per share. At December 31, 2000, book value per share was $12.90 compared to $12.64 book value per share at September 30, 2000. Equity to assets was 11.97% at December 31, 2000 compared to 11.93% at September 30, 2000.

Comparison of Operating Results for the Three Months Ended December 31, 2000 and 1999

General.       For the three months ended December 31, 2000, the Company recognized net income of $19.5 million, compared to net income of $18.1 million for the three months ended December 31, 1999. The Company's efficiency ratio for the three months ended December 31, 2000 was 32.90% compared to 33.64% for the quarter ended December 31, 1999. Management anticipates that growth in the level of earnings will be limited during the current fiscal year.

Net Interest Income.       Net interest income for the three months ended December 31, 2000 was $41.7 million, an increase of $857,000, or 2.1% from the same period last year.

•	The increase was primarily the result of an increase of $1.40 billion in the average balance of loans receivable and mortgage-related securities from $6.47 billion at December 31, 1999 to $7.87 billion at December 31, 2000. The average yield on these assets increased 21 basis points to 7.14% for the quarter ended December 31, 2000 compared to 6.93% one year ago.

•	Total average interest bearing liabilities increased $1.63 billion from $5.54 billion at December 31, 1999 to $7.16 billion at December 31, 2000, of which the average balance of advances from the FHLB increased $1.89 billion. The average cost of our interest bearing liabilities increased 46 basis points to 5.75% for the quarter ended December 31, 2000 compared to 5.29% one year ago.

•	The net interest margin for the quarter ended December 31, 2000 decreased 44 basis points from 2.48% for the quarter ended December 31, 1999 to 2.04% for the quarter ended December 31, 2000. The Company's net interest rate spread at December 31, 2000 was 1.52% which is 17 basis points lower than at December 31, 1999.

Interest and Dividend Income.       Interest income for the three months ended December 31, 2000 was $146.3 million, up from $114.0 million for the same period in 1999.

•	The largest component of interest income is interest on loans which increased from $79.0 million for the three months ended December 31, 1999 to $99.8 million for the three months ended December 31, 2000. This increase of $20.8 million was the result of an increase in the average balance of loans and, to a lesser degree, an increase in the average yield earned. The average balance of loans receivable increased $1.09 billion to $5.51 billion for the three months ended December 31, 2000 compared to $4.42 billion for the same period one year ago, while the average yield on loans increased 10 basis points to 7.24% for the quarter ended December 31, 2000 from 7.14% for the quarter ended December 31, 1999.

next page

•	Interest income on mortgage-related securities increased $7.7 million from $33.0 million for the quarter ended December 31, 1999 to $40.7 million for the quarter ended December 31, 2000. The average balance of mortgage-related securities increased $303.3 million from $2.05 billion at December 31, 1999 to $2.36 billion at December 31, 2000, while the average yield increased 44 basis points, from 6.47% for the quarter ended December 31, 1999 to 6.91% for the quarter ended December 31, 2000.

•	Dividend income on stock in the Federal Home Loan Bank ("FHLB") for the quarter ended December 31, 2000 was $3.5 million compared to $1.4 million for the quarter ended December 31, 1999 an increase of $2.1 million. The average yield during the quarter was 8.73% compared to 7.53% for the same quarter one year ago, and the average balance increased $88.7 million over the same period one year ago. The yield received on FHLB stock during fiscal year 2000 was 7.79% compared to 6.99% during fiscal year 1999. We do not anticipate that the dividend yield received during the last quarter will continue. The increase in the balance of stock in the FHLB was required to comply with FHLB lending requirements.

Interest Expense.       Interest expense increased during the quarter ended December 31, 2000 to $104.7 million from $73.2 million for the same period in 1999.

•	For the quarter ended December 31, 2000, interest expense on deposits was $54.1 million compared to $49.7 million for the quarter ended December 31, 1999, an increase of $4.4 million. The average balance of deposits increased during the quarter ended December 31, 2000 to $3.94 billion compared to $3.93 billion for the quarter ended December 31, 1999, an increase of $18.1 million, or 0.3%. The average rate paid on deposits for the quarter ended December 31, 2000 was 5.44% compared to 5.03% for the quarter ended December 31, 1999, an increase of 41 basis points.
•	Interest expense on borrowings for the quarter ended December 31, 2000 was $50.5 million compared to $23.4 million for the quarter ended December 31, 1999, an increase of $27.1 million, or 115.8%. The average balance of borrowings for the quarter ended December 31, 2000 was $3.22 billion compared to $1.61 billion for the quarter ended December 31, 1999, an increase of $1.61 billion, or 100.0%. The increase is due to additional long-term fixed rate callable advances from the FHLB during the previous year to fund the origination and purchase of loans and the purchase of mortgage-related securities. The average cost of the borrowings for the quarter ended December 31, 2000 was 6.14% compared to 5.69% for the quarter ended December 31, 1999.

Provision for Loan Losses.       During the quarter there was no provision for loan losses recorded. The provision is based on estimates of losses inherent in the loan portfolio. The appropriateness of the provision is reviewed by management based upon an evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends, collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of loans. The amounts that might actually be recorded as losses can vary significantly from the estimated amounts.

Noninterest Income.       Total noninterest income for the quarter ended December 31, 2000 was $4.2 million, up from $3.4 million for the quarter ended December 31, 1999.

Noninterest Expense.       Total noninterest expense increased $197,000 to $15.1 million for the quarter ended December 31, 2000 compared to $14.9 million for the same period in 1999. The increase was due primarily to an increase of $801,000 in compensation expense, primarily due to expense associated with the RRP, partially offset by decreases in federal deposit insurance expense of $393,000 and occupancy expense of $275,000.

Income Tax Expense.       Income tax expense increased from $11.0 million for the quarter ended December 31, 1999 to $11.3 million for the quarter ended December 31, 2000. The increase is due primarily to an increase in pre-tax earnings of $1.7 million.

Liquidity and Commitments

The Bank's liquidity, represented by cash and cash equivalents, investments and mortgage-related securities available for sale, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, advances from the FHLB, prepayments and maturities of outstanding loans and mortgage-related securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. We utilize FHLB advances to provide funds for our lending and investment activities, as a facet to implement our capital utilization plan, and as an interest rate risk management tool.

next page

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

At December 31, 2000:

•	The total approved loan origination and purchase commitments outstanding amounted to $114.3 million.
•	The unadvanced portion of construction loans was $16.2 million.
•	Unused home equity lines of credit were $183.5 million.
•	Outstanding letters of credit totaled $760,000.
•	Certificates of deposit scheduled to mature in one year or less totaled $2.09 billion.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

Capital

Consistent with our goals to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity for the Bank was $956.4 million at December 31, 2000, or 11.4% of total assets on that date. As of December 31, 2000, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank's regulatory capital ratios at December 31, 2000 were as follows: Tier I (leverage) capital, 11.4%; Tier I risk-based capital, 26.9%; and total risk-based capital, 27.2%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

Item 3.        Quantitative and Qualitative Disclosure About Market Risk

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Asset and Liability Management and Market Risk" in the Company's Annual Report for the year ended September 30, 2000.

next page

Part 2 - OTHER INFORMATION

Item 1.       Legal Proceedings
Not applicable

Item 2.       Change in Securities and Use of Proceeds
Not applicable

Item 3.       Defaults Upon Senior Securities
Not applicable

Item 4.       Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders for the fiscal year ended September 30, 2000, held January 23, 2001, two matters were presented to shareholders. Shareholders elected John B. Dicus and Frederick P. Reynolds to three year terms as directors. Shareholders also ratified the appointment of Deloitte & Touche LLP as auditors for the fiscal year ending September 30, 2001. The votes cast as to each matter are set forth below:

Proposal	Number of Votes

			Broker
	For	Withheld	Non-Votes

Election of the following directors for the terms indicated
John B. Dicus (three years)	72,869,513	174,346	--
Frederick P. Reynolds (three years)	72,867,603	176,256	--
The following directors had their term of office continue after the meeting:
Robert B. Maupin
Carl W. Quarnstrom
Marilyn S. Ward
B. B. Andersen
John C. Dicus
Proposal	Number of Votes

				Broker
	For	Against	Abstain	Non-Votes

Ratification of Deloitte & Touche LLP as auditors.	72,944,353	36,606	62,900	--

Item 5.       Other Information
Not applicable

Item 6.       Exhibits and Reports on Form 8-K
Not applicable

next page

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL
Date: February 14, 2001	By: /s/ John C. Dicus
John C. Dicus, Chairman and Chief Executive Officer
Date: February 14, 2001	By: /s/ Neil F. M. McKay
Neil F. M. McKay, Executive Vice President and Chief Financial Officer