Form 10-Q
period 2001-03-31
CAPITOL FEDERAL FINANCIAL
filed 2001-05-15
CIK 1074433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001
OR

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

          Transitional Small Business Format:         Yes [   ]   No [X]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Class	80,378,832 Shares Outstanding as of May 15, 2001

next page

FORM 10-Q
Capitol Federal Financial
INDEX

next page

PART 1 -- FINANCIAL INFORMATION

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,	September 30,
	2001	2000
	(Unaudited)
ASSETS:
Cash and cash equivalents	$ 243,941	$ 133,034
Investment securities held to maturity (market value of $0 and $14,808)	--	15,100

Capital stock of Federal Home Loan Bank	161,250	161,250
Mortgage-related securities:
Available-for-sale (amortized cost of $720,373 and $851,374)	733,517	850,892
Held-to-maturity (market value of $1,678,316 and $1,539,247)	1,650,409	1,561,251
Loans held for sale, net	20,098	25,742
Loans receivable, net	5,507,946	5,442,445
Premises and equipment	23,687	24,076
Real estate owned, net	1,126	1,094
Accrued interest receivable	42,167	43,397
Other assets	4,728	6,938
TOTAL ASSETS	$8,388,869	$8,265,219
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits	$4,092,805	$3,956,329
Advances from Federal Home Loan Bank	3,200,000	3,225,000
Advance payments by borrowers for taxes and insurance	30,569	38,411
Accrued and deferred income taxes payable	20,970	17,527
Accounts payable and accrued expenses payable	33,264	41,745
Total Liabilities	7,377,608	7,279,012
COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares
authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 authorized; 91,512,287
shares issued as of March 31, 2001 and September 30, 2000	915	915
Additional paid in capital	386,392	385,076
Retained earnings	778,475	745,598
Accumulated other comprehensive income (loss)	8,346	(300)
Unearned compensation, Employee Stock Ownership Plan	(25,205)	(26,214)
Unearned compensation, Recognition and Retention Plan	(7,345)	(8,485)
Less shares held in treasury: 11,143,055 shares at cost as of March 31, 2001 and 9,830,155 shares at cost as of September 30, 2000	(130,317)	(110,383)
Total Stockholders' Equity	1,011,261	986,207
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,388,869	$8,265,219

See accompanying notes to consolidated interim financial statements.

next page

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2001	2000	2001	2000
INTEREST AND DIVIDEND INCOME:
Loans receivable	$101,829	$ 82,324	$ 201,676	$161,304
Mortgage-related securities	36,709	38,708	77,430	71,675
Investment securities	171	230	401	470
Cash and cash equivalents	3,311	893	5,296	1,316
Capital stock of Federal Home Loan Bank	2,982	1,722	6,529	3,089
Total interest and dividend income	145,002	123,877	291,332	237,854
INTEREST EXPENSE:
Deposits	53,257	50,175	107,380	99,909
Borrowings	49,084	31,997	99,612	55,418
Total interest expense	102,341	82,172	206,992	155,327
Net interest and dividend income	42,661	41,705	84,340	82,527
Provision for loan losses	--	250	--	494
Net interest and dividend income after
provision for loan losses	42,661	41,455	84,340	82,033
OTHER INCOME:
Automated teller and debit card transaction fees	1,320	1,188	2,668	2,439
Checking account transaction fees	754	735	1,601	1,536
Loan fees	456	397	1,166	809
Insurance commissions	535	469	1,084	896
Other, net	769	655	1,496	1,179
Total other income	3,834	3,444	8,015	6,859
OTHER EXPENSES:
Salaries and employee benefits	8,825	8,063	17,856	16,292
Occupancy of premises	2,287	2,278	4,704	4,893
Office supplies and related expenses	912	722	1,666	1,553
Deposit and loan transaction fees	1,019	943	1,955	1,857
Advertising	720	720	1,216	1,193
Federal insurance premium	195	211	397	807
Other, net	1,286	1,352	2,525	2,571
Total other expenses	15,244	14,289	30,319	29,166
Income before income tax expense	31,251	30,610	62,036	59,726
Income tax expense	11,323	11,555	22,643	22,547
NET INCOME	$19,928	$19,055	$39,393	$37,179

See accompanying notes to consolidated interim financial statements.

next page

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in thousands)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-In	Retained	Comprehensive	Compensation	Compensation	Treasury
	Stock	Capital	Earnings	Income (Loss)	(RRP)	(ESOP)	Stock	Total

Balance at October 1, 2000	$915	$385,076	$745,598	($300)	($8,485)	($26,214)	($110,383)	$986,207
Comprehensive Income:
Net incom e			39,393					39,393
Change in Unrealized Gain on Available for Sale Securities, net of tax				8,646				8,646
Total Comprehensive income								48,039

Repurchase of common stock, at cost							(20,595)	(20,595)
Change in employee stock ownership plan		552				1,009		1,561
Change in Recognition and Retention Plan		36	9		1,140		21	1,206
Stock options exercised		(72)					640	568
Tax effect of dividend on unallocated ESOP shares		800						800
Dividends on common stock to stockholders ($0.26 per share)			(6,525)					(6,525)

Balance at March 31, 2001	$915	$386,392	$778,475	$8,346	($7,345)	($25,205)	($130,317)	$1,011,261

See accompanying notes to consolidated interim financial statements.

next page

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the Six Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,393	$37,179
Adjustments to reconcile net income to net cash provided by operating activities:
Federal Home Loan Bank stock dividends	--	(1,367)
Amortization of net deferred loan origination fees	(2,361)	(16)
Provision for loan losses	--	494
Net loan origination fees capitalized	2,833	1,876
Gain on the sale of loans held for sale	(6)	--
Gain on sales of real estate owned, net	(109)	(106)
Originations of loans held for sale	(5,349)	(2,602)
Proceeds from sales of loans held for sale	12,196	--
Amortization and accretion of premiums and discounts on mortgage-related securities and investment securities	2,806	194
Depreciation and amortization on premises and equipment	1,716	2,034
Increase (decrease) in fair market value of Employee Stock Ownership Plan shares committed to be released for allocation	552	(30)
Common stock committed to be released for allocation - ESOP	1,009	990
Amortization of unearned compensation - RRP	1,207	--
Changes in:
Accrued interest receivable	1,230	(5,570)
Other assets	2,210	405
Income taxes payable	495	2,971
Accounts payable and accrued expenses	(9,696)	3,282
Net cash provided by operating activities	48,126	39,734
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities	15,100	--
Purchases of investment securities	--	(50,797)
Principal collected on mortgage-related securities available- for-sale	126,829	139,382
Principal collected on mortgage-related securities held-to- maturity	162,338	72,836
Purchases of mortgage-related securities held-to-maturity	(250,131)	(731,001)
Loan originations net of principal collected on loans receivable	(2,307)	(180,095)
Purchases of loans receivable	(66,039)	(236,673)
Purchases of premises and equipment, net	(1,327)	(2,499)
Proceeds from sales of real estate owned	1,237	1,866
Net cash provided by (used in) investing activities	(14,300)	(986,981)

next page

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(6,525)	(7,288)
Deposits, net of payments	136,476	79,770
Proceeds from advances from Federal Home Loan Bank	--	1,598,000
Repayments on advances from Federal Home Loan Bank	(25,000)	(568,000)
Payments for the repurchase of common stock	(20,595)	(57,963)
Stock options exercised	567	--
Change in advance payments by borrowers for taxes and insurance	(7,842)	(8,198)
Net cash provided by (used in) financing activities	77,081	1,036,321
NET INCREASE IN CASH AND CASH EQUIVALENTS	110,907	89,074
CASH AND CASH EQUIVALENTS:
Beginning of Period	133,034	22,275
End of Period	$243,941	$111,349
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans transferred to real estate owned	$1,176	$1,657
Treasury stock issued to RRP, net of forfeited shares	$21	--

See accompanying notes to consolidated interim financial statements.

next page

Notes to Consolidated Interim Financial Statements

1.       Basis of Financial Statement Presentation and Significant Accounting Policies
The accompanying consolidated financial statements of Capitol Federal Financial and subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K to the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

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

All amounts in thousands except per share data, unless otherwise indicated.

2.       Loan Portfolio
The following table presents the Company's loan portfolio at the dates indicated.

	March 31, 2001		September 30, 2000
	Amount	Percent	Amount	Percent
Real Estate Loans:
One- to four-family	$5,266,454	94.92%	$5,206,237	95.02%
Multi-family	48,462	0.87	50,767	0.93
Commercial	8,391	0.15	13,206	0.24
Construction and development	47,736	0.86	38,192	0.70
Total real estate loans	5,371,043	96.80	5,308,402	96.89
Consumer loans:
Savings loans	14,591	0.26	13,964	0.25
Home improvement	2,291	0.04	2,373	0.04
Automobile	11,452	0.21	10,728	0.20
Home equity	147,661	2.66	142,654	2.60
Other	1,429	0.03	872	0.02
Total consumer loans	177,424	3.20	170,591	3.11
Total loans receivable	5,548,467	100.00%	5,478,993	100.00%
Less:
Loans in process	19,929		16,891
Deferred fees and discounts	15,770		15,061
Allowance for losses	4,822		4,596
Total loans receivable, net	$5,507,946		$5,442,445

next page

3.       Non-Performing Loans
The following table presents the Company's non-performing loans, including non-accrual loans and real estate owned, at the dates indicated.

	March 31, 2001	September 30, 2000
Non-accruing loans:
One- to four-family	$4,076	$3,321
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	197	134
Total	$4,273	$3,455
Accruing loans delinquent more than 90 days:
One- to four-family	--	--
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	--	--
Total	--	--
Real Estate Owned:
One- to four-family	$1,126	$1,094
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	--	--
Total	$1,126	$1,094
Total non-performing assets	$5,399	$4,549
Total as a percentage of total assets	0.06%	0.06%

next page

4.       Allowance for Loan Losses
The following table presents the Company's activity for loan losses at the dates and for the periods indicated.

	For the quarter ending March 31,		For the six months ending March 31,
	2001	2000	2001	2000

Balance at the beginning of period	$4,579	$4,617	$4,596	$4,407
Charge offs:
One- to four-family	--	--	11	33
Multi-family	--	--	--	--
Commercial real estate	--	--	--	--
Construction or development	--	--	--	--
Consumer	7	2	15	3
Total charge-offs	7	2	26	36
Recoveries:
One- to four-family	--	--	2	--
Multi-family	250	--	250	--
Commercial real estate	--	--	--	--
Construction or development	--	--	--	--
Consumer	--	1	--	1
Total recoveries	250	1	252	1
Net charge-offs	(243)	1	(226)	35
Additions charged to operations	--	250	--	494
Balance at end of period	$4,822	$4,866	$4,822	$4,866

5.       Deposits
The table below presents the Company's savings portfolio at the dates indicated.

	March 31, 2001		September 30, 2000
	Amount	% of Total	Amount	% of Total
Demand deposits	$ 323,962	7.92%	$ 303,744	7.68%
Passbook and passcard	100,230	2.45	104,558	2.64
Money market	582,568	14.23	529,678	13.39
Certificates	3,086,045	75.40	3,018,349	76.29
Total deposits	$4,092,805	100.00%	$3,956,329	100.00%

next page

6.       Earnings Per Share
Earnings per share for the quarter ended March 31, 2001 were $0.26 per share and $0.51 per share year-to-date. The Company accounts for the 3,024,574 shares acquired by its ESOP in accordance with SOP 93-6 and the shares acquired for its Recognition and Retention Plan in a manner similar to the ESOP shares; shares acquired by the ESOP and the Recognition and Retention Plan are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee's individual account. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

	Three Months Ended March 31		Six Months Ended March 31
	2001	2000	2001	2000
Net Income	$19,928	$19,055	$39,393	$37,179
Average common shares outstanding	76,495,744	84,458,128	76,741,828	86,207,728
Average allocated ESOP shares outstanding	454,246	252,602	428,758	227,256
Total basic average common shares outstanding	76,949,990	84,710,730	77,170,586	86,434,984
Effect of dilutive Recognition and Retention Plan shares	551,052	--	510,898	--
Effect of dilutive stock options	1,294,570	--	1,223,523	--
Total diluted average common shares outstanding	78,795,612	84,710,730	78,905,007	86,434,984
Net earnings per share
Basic	$0.26	$0.22	$0.51	$0.43
Diluted	$0.25	$0.22	$0.50	$0.43

7.       Equity
Stockholders' equity totaled $1.01 billion at March 31, 2001 compared to $986.2 million at September 30, 2000. The Company declared a $0.15 per share dividend on April 18, 2001 to holders of record on May 4, 2001, payable on May 18, 2001. During the quarter ended March 31, 2001 the Company purchased 246,500 shares of its publicly traded stock in the open market at an average cost of $16.07 per share. The total number of treasury shares at March 31, 2001 was 11,143,055 with 80,369,232 shares outstanding. At March 31, 2001, book value per share was $13.16 compared to $12.64 book value per share at September 30, 2000.

8.       Comprehensive Income
The only component of other comprehensive income is the change in the estimated fair value of mortgage-related securities available-for-sale which was $4.3 million for the three months ended March 31, 2001 and $8.6 million for the six months ended March 31, 2001.

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

The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The discussion includes comments relating to Capitol Federal Savings Bank (the "Bank"), since the Bank is wholly owned by the Company and comprises the majority of assets and principal source of income for the Company.

Financial Condition

Assets.  For the six month period ended March 31, 2001, total assets of the Company increased $123.7 million, or 1.5%, from $8.27 billion at September 30, 2000 to $8.39 billion at March 31, 2001. The increase from September 30, 2000 was primarily due to the growth in the Company's loan portfolio and cash and cash equivalents, partially offset by a decrease in mortgage-related securities. Management believes that growth in assets will continue to be limited by the growth in deposits during the current fiscal year. The change in total assets was primarily distributed as follows:

•	$65.5 million, or 1.2%, increase in net loans receivable which increased from $5.44 billion at September 30, 2000 to $5.51 billion at March 31, 2001,
•	$110.9 million, or 83.4%, increase in cash and cash equivalents from $133.0 million at September 30, 2000 to $243.9 million at March 31, 2001,
•	$28.2 million decrease in mortgage-related securities, or (1.2) %, which was $2.41 billion at September 30, 2000 and $2.38 billion at March 31, 2001.

The following table presents loan origination activity for the current quarter and year to date.

	For the quarter ended			For the six months ended
	March 31, 2001			March 31, 2001
Fixed Rate	Amount	Yield	% of Total	Amount	Yield	% of Total
Origination - One- to four-family	$161,399	6.98	57.39%	$281,149	7.29	51.83%
Refinance - One- to four-family	43,408	6.89	15.44%	54,498	7.05	10.05%
Consumer loans	8,224	8.84	2.92%	16,372	9.00	3.02%
Adjustable Rate
Origination - One- to four-family	18,706	6.88	6.65%	67,471	7.24	12.44%
Refinance - One- to four-family	1,799	6.76	0.64%	4,192	7.06	0.77%
Consumer loans	26,377	9.54	9.38%	52,738	9.83	9.72%
Purchased Loans	21,301	6.98	7.58%	66,039	7.28	12.17%
Total Origination and Purchases	$281,214	7.25	100.00%	$542,459	7.56	100.00%
Mortgage-related securities	$249,797	6.48		$250,792	6.48

next page

The mortgage-related securities were purchased with cash received from the increase in prepayments of loans and mortgage-related securities.

Since September 30, 2000, we have increased our net loans receivable by $65.5 million and our non-performing loans have increased $818,000. Our level of non-performing loans continues to be minimal because of the underwriting standards on loans we originate and purchase. At March 31, 2001, our ratio of non-performing loans to total loans was 0.08%. This has contributed to a very low non-performing assets total and ratio to total assets, and supports our low efficiency ratio.

Liabilities.  Deposits increased $136.5 million, or 3.5%, from $3.96 billion at September 30, 2000, to $4.09 billion at March 31, 2001. Certificate accounts increased in balance over the period by $67.7 million. Advances from the Federal Home Loan Bank of Topeka ("FHLB") decreased from September 30, 2000 by $25.0 million, or 0.78%.

Equity.  Total stockholders' equity increased $25.1 million, or 2.5%, from $986.2 million at September 30, 2000, to $1.01 billion at March 31, 2001. The increase was the result of year-to-date earnings of $39.4 million and an increase of $8.6 million in unrealized gain on securities available for sale, partially offset by the purchase of the Company's stock totaling $20.6 million and dividends paid of $6.5 million. During the six months ended March 31, 2001, the Company purchased 1,384,500 shares of stock in the open market at an average cost of $14.88 per share. At March 31, 2001, book value per share was $13.16 compared to $12.64 book value per share at September 30, 2000. Equity to assets was 12.05 % at March 31, 2001 compared to 11.93% at September 30, 2000.

Comparison of Operating Results for the Three Months Ended March 31, 2001 and 2000

General.  For the three months ended March 31, 2001, the Company recognized net income of $19.9 million, compared to net income of $19.1 million for the three months ended March 31, 2000. The Company's efficiency ratio for the three months ended March 31, 2001 was 32.81% compared to 31.68% for the quarter ended March 31, 2000.

Net Interest Income.  Net interest income for the three months ended March 31, 2001 was $42.7 million, an increase of $1.0 million, or 2.3% from the same period last year.

•	The increase was primarily the result of an increase of $879.3 million in the average balance of loans receivable and mortgage-related securities from $6.92 billion at March 31, 2000 to $7.80 billion at March 31, 2001. The average yield on these assets increased 11 basis points to 7.11% for the quarter ended March 31, 2001 compared to 7.00% one year ago.

•	Total average interest bearing liabilities increased $1.13 billion from $6.08 billion at March 31, 2000 to $7.21 billion at March 31, 2001, of which the average balance of advances from the FHLB increased $1.1 billion. The average cost of our interest bearing liabilities increased 33 basis points to 5.72% for the quarter ended March 31, 2001 compared to 5.39% one year ago.

•	The net interest margin for the quarter ended March 31, 2001 decreased 27 basis points to 2.08% from 2.35% for the quarter ended March 31, 2000. The Company's net interest rate spread at March 31, 2001 was 1.49% which is 7 basis points lower than at March 31, 2000.

Interest and Dividend Income.  Interest income for the three months ended March 31, 2001 was $145.0 million, up $21.1 million from the same period last year, an increase of 17.0%.

•	Interest on loans increased from $82.3 million for the three months ended March 31, 2000 to $101.8 million for the three months ended March 31, 2001. This increase of $19.5 million was the result of an increase in the average balance of loans and an increase in the average yield earned. The average balance of loans receivable increased $957.9 million to $5.56 billion for the three months ended March 31, 2001 compared to $4.60 billion for the same period one year ago, while the average yield on loans increased 17 basis points to 7.33% for the quarter ended March 31, 2001 from 7.16% for the quarter ended March 31, 2000. The yield on loans receivable at March 31, 2001 was 7.35%.

next page

•	Interest income on mortgage-related securities decreased $2.0 million from $38.7 million for the quarter ended March 31, 2000 to $36.7 million for the quarter ended March 31, 2001. The decrease is due primarily to a decrease in the average balance outstanding and a decrease in the average yield as a result of an increase in the net amortization of premiums and discounts on the securities. The decrease on the average balance is due in part to high rate securities prepaying due to lower market rates causing the underlying loans to refinance. The average balance of mortgage-related securities decreased $78.5 million from $2.32 billion at March 31, 2000 to $2.24 billion at March 31, 2001, while the average yield decreased 12 basis points, from 6.68% for the quarter ended March 31, 2000 to 6.56% for the quarter ended March 31, 2001. The yield on mortgage-related securities at March 31, 2001 was 6.83%.

•	Dividend income on capital stock in the FHLB for the quarter ended March 31, 2001 was $3.0 million compared to $1.7 million for the quarter ended March 31, 2000, an increase of $1.3 million. The average balance of FHLB stock increased $62.1 million from $99.2 million at March 31, 2000 to $161.3 million at March 31, 2001. The average yield during the quarter was 7.50% compared to 6.96% for the same quarter one year ago. The increase in the balance of capital stock in the FHLB was required to comply with FHLB lending requirements.

Interest Expense.  Interest expense increased for the quarter ended March 31, 2001 to $102.3 million, up $20.1 million, or 24.5%, from the same period one year ago.

•	For the quarter ended March 31, 2001 interest expense on deposits was $53.3 million compared to $50.2 million for the quarter ended March 31, 2000, an increase of $3.1 million. The increase was due to an increase in interest rates paid on short-term deposits, money market accounts, and certificates of deposit maturing and renewing into higher rate, shorter term accounts. The average balance of deposits during the quarter ended March 31, 2001 was $4.01 billion compared to $3.93 billion for the quarter ended March 31, 2000, a increase of $79.9 million, or 2.0%. The average rate paid on deposits for the quarter ended March 31, 2001 was 5.38% compared to 5.12% for the quarter ended March 31, 2000, an increase of 26 basis points. At March 31, 2001, the average cost of deposits was 5.27%.

•	Interest expense on borrowings for the quarter ended March 31, 2001 was $49.1 million compared to $32.0 million for the quarter ended March 31, 2000, an increase of $17.1 million, or 53.4%. The average balance of borrowings for the quarter ended March 31, 2001 was $3.20 billion compared to $2.15 billion for the quarter ended March 31, 2000, an increase of $1.05 billion, or 49.1%. The increase was due to additional long-term fixed rate, callable advances from the FHLB being used to fund the purchase of mortgage-related securities and the origination and purchase of loans. The average cost of the borrowings for the quarter ended March 31, 2001 was 6.14% compared to 5.89% for the quarter ended March 31, 2000. The average rate paid on borrowings at March 31, 2001 was 6.14%.

Provision for Loan Losses.  During the quarter no provisions for loan losses were recorded. The provision is based on estimates of losses inherent in the loan portfolio. The appropriateness of the provision is reviewed by management based upon an evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends, collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of loans. The amounts that might actually be recorded as losses can vary significantly from the estimated amounts.

Noninterest Income.  Total noninterest income for the quarter ended March 31, 2001 was $3.8 million, up from $3.4 million for the quarter ended March 31, 2000.

next page

Noninterest Expense.  Total noninterest expense increased $955,000 to $15.2 million for the quarter ended March 31, 2001 compared to $14.3 million for the same period in 2000. The increase was primarily due to an increase of $762,000 in compensation expense, generally due to the expense associated with the implementation of stock benefit plans during the year, and an increase in occupancy and office supplies expense of $199,000.

Income Tax Expense.  Income tax expense decreased from $11.6 million for the quarter ended March 31, 2000, to $11.3 million for the quarter ended March 31, 2001.

Comparison of Operating Results for the Six Months Ended March 31, 2001 and 2000

General.  For the six months ended March 31, 2001, the Company recognized net income of $39.4 million compared to net income of $37.2 million for the six months ended March 31, 2000. The efficiency ratio, for the six months ended March 31, 2001 was 32.85% compared to 32.65% for the six months ended March 31, 2000.

Net Interest Income.  Net interest income for the six months ended March 31, 2001 was $84.3 million compared to $82.5 million for the six months ended March 31, 2000, an increase of $1.8 million, or 2.2%. The net interest margin decreased 35 basis points from 2.41% at March 31, 2000 to 2.06% at March 31, 2001.

Interest and Dividend Income.  Interest income for the six months ended March 31, 2001 was $291.3 million, up $53.4 million, or 22.5% over the same period one year ago.

•	Interest on loans increased from $161.3 million for the six months ended March 31, 2000 to $201.7 million for the six months ended March 31, 2001. This increase of $40.4 million was the result of an increase in the average balance of loans receivable and an increase in the average yield earned. The average balance of loans increased $1.03 billion to $5.54 billion for the six months ended March 31, 2001 from $4.51 billion for the six months ended March 31, 2000. The average yield on loans increased 13 basis points from 7.15% for the six months ended March 31, 2000 to 7.28% for the six months ended March 31, 2001.

•	Interest on mortgage-related securities increased by $5.8 million, or 8.03%, from $71.7 million for the six months ended March 31, 2000 to $77.4 million for the six months ended March 31, 2001, primarily as a result of an increase in the average balance of mortgage-related securities. The average balance of mortgage-related securities increased $113.7 million, or 5.2%, from $2.18 billion for the six months ended March 31, 2000 to $2.30 billion for the six months ended March 31, 2001, while the average yield for the six months ended March 31, 2001 was 6.74%, up from 6.56% for the six months ended March 31, 2000.

•	Dividends earned on capital stock of the FHLB was $6.5 million for the six months ended March 31, 2001, compared to $3.1 million for the same period in fiscal year 2000. The average yield for the six months ended March 31, 2001 was 8.12% compared to 7.18% for the six months ended March 31, 2000. The average balance of FHLB stock was $161.3 million for the six month period ended March 31, 2001 compared to $85.8 million for the same period one year ago.

Interest Expense.  Interest expense increased during the six month period ended March 31, 2001 to $207.0 million, up $51.7, or 33.3%, from the same period one year ago.

•	Interest expense on deposits increased from $99.9 million for the six months ended March 31, 2000 to $107.4 million for the six months ended March 31, 2001, a $7.5 million or 7.50% increase. The average cost of deposits increased to 5.42% for the six months ended March 31, 2001 from 5.07% for the six months ended March 31, 2000, or 35 basis points. The average balance of deposits increased $48.6 million, from $3.93 billion for the six months ended March 31, 2000 to $3.98 billion for the six months ended March 31, 2001.

•	Interest expense on borrowings increased to $99.6 million from $55.4 million, a $44.2 million increase, or 79.8%. The average balance of borrowings increased from $1.88 billion for the six months ended March 31, 2000 to $3.21 billion for the six months ended March 31, 2001, primarily to fund the purchase of mortgage-related securities and loan growth. The average cost of borrowings increased from 5.81% for the six months ended March 31, 2000 to 6.14% for the six months ended March 31, 2001.

next page

Provision for Loan Losses.  During the six months ended March 31, 2001 there was no provision for loan losses recorded. The provision for loan losses for the six months ended March 31, 2000 was $494,000.

Noninterest Income.  Total noninterest income for the six month period ended March 31, 2001 was $8.0 million, up slightly from $6.9 million for the six month period ended March 31, 2000.

Noninterest Expense.  Total noninterest expense increased $1.1 million to $30.3 million for the six months ended March 31, 2001, up from $29.2 million for the six months ended March 31, 2000. The increase was primarily due to an increase of $1.6 million in compensation expense, generally due to expense associated with the implementation of stock benefit plans during the year, partially offset by a decrease in the federal deposit insurance expense of $410,000.

Income Tax Expense.  Income tax expense increased from $22.5 million for the six month period ended March 31, 2000 to $22.6 million for the six months ended March 31, 2001. The increase is primarily the result of an increase in pre-tax earnings.

Liquidity and Commitments

The Bank's liquidity, represented by cash and cash equivalents and mortgage-related securities available for sale, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, advances from the FHLB, prepayments and maturities of outstanding loans and mortgage-related securities, other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. We utilize FHLB advances to provide funds for our lending and investment activities and as an interest rate risk management tool.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. agency securities. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-related securities.

At March 31, 2001:

•	The total approved loan origination and purchase commitments outstanding amounted to $170.7 million.
•	The unadvanced portion of construction loans was $19.9 million.
•	Unused home equity lines of credit were $193.2 million.
•	Outstanding letters of credit totaled $755,000.
•	Certificates of deposit scheduled to mature in one year or less, totaled $2.18 billion.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

next page

Capital

Consistent with our goals to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity was $1.01 billion at March 31, 2001, or 12.1% of total assets on that date. As of March 31, 2001, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank's regulatory capital ratios at March 31, 2001 were as follows: Tier I (leverage) capital, 11.2%; Tier I risk-based capital, 26.4%; and total risk-based capital, 26.5%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

next page

Item 3.       Quantitative and Qualitative Disclosure About Market Risk

For a complete discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Asset and Liability Management and Market Risk" in the Company's Annual Report for the year ended September 30, 2000.

The asset and liability management committee regularly reviews the interest rate risk position of the Bank by forecasting the impact of alternative interest rate environments on net interest income and the market value of portfolio equity. The market value of portfolio equity is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. The present values are determined in alternative interest rate environments and evaluated against the potential changes in market value of portfolio equity.

The following table sets forth the estimated percentage change in our net interest income over the next four-quarter period and our market value of portfolio equity at March 31, 2001 based on the indicated instantaneous, parallel, and permanent changes in interest rates. This is, however, not the earnings expectations of management, but instead indicates what would happen without management intervention.

At March 31, 2001
	Estimated Change in
Change	Net Interest	Market Value
(in Basis Points)	Income	of Portfolio
in Interest Rates(1)	(next four quarters)	Equity
-300 bp	-40.65%	-64.68%
-200 bp	-27.80	-37.44
-100 bp	-9.91	-12.25
0 bp	0	0
100 bp	1.00	-9.02
200 bp	-0.06	-22.69
300 bp	-3.00	-38.46
At September 30, 2000
	Estimated Change in
Change	Net Interest	Market Value
(in Basis Points)	Income	of Portfolio
in Interest Rates(1)	(next four quarters)	Equity
-300 bp	-8.88%	-31.22%
-200 bp	-1.71	-13.65
-100 bp	0.59	-1.27
0 bp	0	0
100 bp	-1.79	-6.60
200 bp	-5.43	-16.13
300 bp	-10.37	-27.39

(1)Assumes an instantaneous uniform change in interest rates at all maturities.

next page

Net Interest Income.  The changes in projected net interest income estimations for the four-quarter period beginning March 31, 2001 over September 30, 2000 are primarily the result of the recent cuts in rates by the Federal Reserve Bank, an increase in the expected prepayments on loans and mortgage-related securities and the effect of fixed rate long-term funding from the Federal Home Loan Bank of Topeka ("FHLB"). The decrease in rates has occurred primarily during the current quarter. This short-term period saw a steepening in the yield curve against which deposits and loans are priced. A steeper yield curve provides the Bank the opportunity to price loans at a wider margin compared to deposits than when the yield curve is relatively flat, or inverted, which has occurred in the recent past.

Generally, in decreasing rate scenarios, prepayments on fixed rate loans will increase, resulting in the reinvestment of the proceeds in lower rate assets. The long-term FHLB funding remains fixed over the four-quarter period and certificates eligible to rollover do not decrease in rate as much as market rates. Repricing of some of our adjustable rate loans will also decrease yields on earning assets. These events can cause our net interest income to go down.

Generally, in increasing rate scenarios, projected net interest income remains flat, or decreases slightly, because loan prepayments generally slow down allowing earnings to continue on relatively higher rate assets and the cashflow that is received is reinvested into higher rate assets. The long-term FHLB funding remains fixed over the four-quarter period and certificates eligible to rollover do not increase in rate as much as market rates. In the highest rate scenario prepayments are too slow to offset the repricing of deposits causing the slight decrease in the net interest margin.

The results presented in the above table are based upon the assumption that the total composition of interest earning assets and interest bearing liabilities does not change and that any repricing of assets or liabilities occur at market rates as of March 31, 2001. The table presents the effects of the change in interest rates, and the resulting impact on prepayments, on the portfolios of assets and liabilities of the Bank as of March 31, 2001 as loans, mortgage-related securities and deposits mature or repay.

Market Value of Portfolio Equity.  The change in estimated market value of portfolio equity in the down rate scenarios is generally the result of increased holdings of fixed rate loans and mortgage-related securities and fixed-rate callable advances from the FHLB. Loans that were originated at market rates during the last half of fiscal year 2000 and the first quarter of fiscal year 2001 have a greater likelihood of prepaying in a falling rate environment because they were originated at rates almost one-percentage point higher than rates currently offered and this group of borrowers has not ignored prior refinancing opportunities. This same characteristic applies to fixed rate mortgage-related securities. Since these assets are generally prepaid more quickly in a falling rate environment, their market value does not increase in falling rate environments compared to assets with no prepayment option. Callable advances have the effect of lowering the market value of portfolio equity in decreasing rate environments because the likelihood of the advances being called is diminished, resulting in the advances existing until final maturity. The balance of fixed rate loans and mortgage-related securities partially cause the decrease in the estimated market value of portfolio equity in the increasing rate environments because as rates increase the likelihood of prepayments decreases, causing the assets to have a longer life than in a low rate environment. The callable features of the borrowings, used primarily to purchase loans and mortgage-related securities, are assumed to be exercised in increasing rate scenarios. This has the effect of shortening the average maturities of liabilities while the fixed rate loans and mortgaged-related securities will tend to lengthen in maturity. These characteristics in financial assets and liabilities tend to decrease the market value of portfolio equity in increasing rate scenarios.

next page

Part 2 - OTHER INFORMATION

Item 1.  Legal Proceedings
Not Applicable

Item 2.  Change in Securities and Use of Proceeds
Not applicable

Item 3.  Defaults Upon Senior Securities
Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.  Other Information
Not applicable

Item 6.  Exhibits and Reports on Form 8-K
No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

next page

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL
Date:	May 15, 2001	By:	/s/ John C. Dicus John C. Dicus, Chairman and Chief Executive Officer
Date:	May 15, 2001	By:	/s/ Neil F.M. McKay Neil F.M. McKay, Executive Vice President and Chief Financial Officer