Form 10-Q
period 2001-06-30
CAPITOL FEDERAL FINANCIAL
filed 2001-08-13
CIK 1074433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2001
OR

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

          Transitional Small Business Format:         Yes [   ]   No [X]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Class	80,404,182 Shares Outstanding as of August 10, 2001

next page

FORM 10-Q
CAPITOL FEDERAL FINANCIAL
INDEX

next page

PART 1 -- FINANCIAL INFORMATION

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	September 30,
	2001	2000
	(Unaudited)
ASSETS:
Cash and cash equivalents	$ 242,407	$ 133,034
Investment securities held to maturity (market value of $501,652 and $14,808)	502,650	15,100

Capital stock of Federal Home Loan Bank	161,250	161,250
Mortgage-related securities:
Available-for-sale (amortized cost of $627,817 and $851,374)	635,501	850,892
Held-to-maturity (market value of $1,454,555 and $1,539,247)	1,444,025	1,561,251
Loans held for sale, net	21,195	25,742
Loans receivable, net	5,446,844	5,442,445
Premises and equipment	23,166	24,076
Real estate owned, net	1,033	1,094
Accrued interest receivable	46,053	43,397
Other assets	4,075	6,938
TOTAL ASSETS	$8,528,199	$8,265,219
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits	$4,227,128	$3,956,329
Advances from Federal Home Loan Bank	3,200,000	3,225,000
Advance payments by borrowers for taxes and insurance	20,665	38,411
Accrued and deferred income taxes payable	19,027	17,527
Accounts payable and accrued expenses payable	36,233	41,745
Total Liabilities	7,503,053	7,279,012
COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares
authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 authorized; 91,512,287
shares issued as of June 30, 2001 and September 30, 2000	915	915
Additional paid in capital	387,370	385,076
Retained earnings	793,551	745,598
Accumulated other comprehensive income (loss)	4,879	(300)
Unearned compensation, Employee Stock Ownership Plan	(24,702)	(26,214)
Unearned compensation, Recognition and Retention Plan	(6,750)	(8,485)
Less shares held in treasury: 11,123,705 shares at cost as of June 30, 2001 and 9,830,155 shares at cost as of September 30, 2000	(130,117)	(110,383)
Total Stockholders' Equity	1,025,146	986,207
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,528,199	$8,265,219

See accompanying notes to consolidated interim financial statements.

next page

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2001	2000	2001	2000
INTEREST AND DIVIDEND INCOME:
Loans receivable	$100,128	$ 88,609	$ 301,804	$249,913
Mortgage-related securities	36,660	44,299	114,090	115,975
Investment securities	2,483	227	2,884	697
Cash and cash equivalents	2,770	314	8,066	1,630
Capital stock of Federal Home Loan Bank	2,854	2,446	9,383	5,535
Total interest and dividend income	144,895	135,895	436,227	373,750
INTEREST EXPENSE:
Deposits	52,895	51,225	160,275	151,134
Borrowings	49,628	41,427	149,240	96,845
Total interest expense	102,523	92,652	309,515	247,979
Net interest and dividend income	42,372	43,243	126,712	125,771
Provision for loan losses	--	--	--	494
Net interest and dividend income after
provision for loan losses	42,372	43,243	126,712	125,277
OTHER INCOME:
Automated teller and debit card transaction fees	1,469	1,317	4,137	3,756
Checking account transaction fees	935	778	2,536	2,314
Loan fees	410	392	1,576	1,201
Insurance commissions	422	392	1,506	1,287
Other, net	672	969	2,168	2,148
Total other income	3,908	3,848	11,923	10,706
OTHER EXPENSES:
Salaries and employee benefits	9,302	11,199	27,158	27,491
Occupancy of premises	2,551	2,159	7,255	7,052
Office supplies and related expenses	1,061	878	2,727	2,432
Deposit and loan transaction fees	1,465	943	3,420	2,800
Advertising	952	505	2,168	1,698
Federal insurance premium	192	210	589	1,016
Other, net	1,128	1,084	3,653	3,655
Total other expenses	16,651	16,978	46,970	46,144
Income before income tax expense	29,629	30,113	91,665	89,839
Income tax expense	10,815	11,368	33,458	33,914
NET INCOME	$18,814	$18,745	$58,207	$55,925

See accompanying notes to consolidated interim financial statements.

next page

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation (RRP)	Unearned Compensation (ESOP)	Treasury Stock	Total
Balance at October 1, 2000	$915	$385,076	$745,598	($300)	($8,485)	($26,214)	($110,383)	$986,207
Comprehensive Income:
Net income			58,207					58,207
Change in unrealized gain/(loss) on available for sale securities, net of deferred income tax				5,179				5,179
Total Comprehensive income								63,386

Repurchase of common stock, at cost							(20,595)	(20,595)
Change in Employee Stock Ownership Plan		1,704				1,512		3,216
Change in Recognition and Retention Plan		684	(10)		1,735		21	2,430
Stock options exercised		(94)					840	746
Dividends on comon stock to stockholders ($0.41 per share)			(10,244)					(10,244)
Balance at June 30, 2001	$915	$387,370	$793,551	$4,879	($6,750)	($24,702)	($130,117)	$1,025,146

See accompanying notes to consolidated interim financial statements.

next page

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the Nine Months Ended June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,207	$55,925
Adjustments to reconcile net income to net cash provided by operating activities:
Federal Home Loan Bank stock dividends	--	(1,367)
Amortization of net deferred loan origination fees	(2,707)	(2,063)
Provision for loan losses	--	494
Net loan origination fees capitalized	3,303	2,861
Gain on the sale of loans held for sale	(6)	--
Gain on sales of real estate owned, net	(120)	(158)
Originations of loans held for sale	(6,415)	(10,018)
Proceeds from sales of loans held for sale	12,196	5,223
Amortization and accretion of premiums and discounts on mortgage-related securities and investment securities	3,778	332
Depreciation and amortization on premises and equipment	2,562	2,932
Increase (decrease) in fair market value of Employee Stock Ownership Plan shares committed to be released for allocation	904	(24)
Common stock committed to be released for allocation - ESOP	1,512	1,513
Amortization of unearned compensation - RRP	1,735	2,763
Changes in:
Accrued interest receivable	(2,656)	(7,920)
Other assets	2,948	757
Income taxes payable	1,210	5,003
Accounts payable and accrued expenses	(6,743)	7,771
Net cash provided by operating activities	69,708	64,024
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities	15,100	--
Purchases of investment securities	(502,798)	(69,547)
Principal collected on mortgage-related securities available- for-sale	218,601	207,819
Principal collected on mortgage-related securities held-to- maturity	368,681	130,399
Purchases of mortgage-related securities held-to-maturity	(250,131)	(816,128)
Loan originations net of principal collected	(279,518)	(381,104)
Loan purchases net of principal collected	271,314	(509,379)
Purchases of premises and equipment, net	(1,697)	(3,115)
Proceeds from sales of real estate owned	2,122	2,549
Net cash used in investing activities	(158,326)	(1,438,506)

next page

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(10,244)	(10,683)
Deposits, net of payments	270,799	41,585
Proceeds from advances from Federal Home Loan Bank	--	2,008,000
Repayments on advances from Federal Home Loan Bank	(25,000)	(568,000)
Payments for the repurchase of common stock	(20,595)	(73,534)
Proceeds from the sale and acquisition of RRP shares, net	31	81
Stock options exercised	746	9
Change in advance payments by borrowers for taxes and insurance	(17,746)	(16,612)
Net cash provided by financing activities	197,991	1,380,846
NET INCREASE IN CASH AND CASH EQUIVALENTS	109,373	6,364
CASH AND CASH EQUIVALENTS:
Beginning of Period	133,034	22,275
End of Period	$242,407	$28,639
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans transferred to real estate owned	$2,079	$2,663
Loans made on the sale of real estate owned	$98	$71
Treasury stock issued to RRP, net of forfeited shares	$21	--

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

2.       Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company does not believe that the adoption of SFAS 142 will have a significant impact on its financial statements.

next page

All amounts in thousands except per share data, unless otherwise indicated.

3.       Loan Portfolio

The following table presents the Company's loan portfolio at the dates indicated.

	June 30, 2001		September 30, 2000
	Amount	Percent	Amount	Percent
Real Estate Loans:
One- to four-family	$5,201,888	94.79%	$5,206,237	95.02%
Multi-family	48,846	0.89	50,767	0.93
Commercial	8,297	0.15	13,206	0.24
Construction and development	46,072	0.84	38,192	0.70
Total real estate loans	5,305,103	96.67	5,308,402	96.89
Consumer loans:
Savings loans	14,790	0.27	13,964	0.25
Home improvement	2,306	0.04	2,373	0.04
Automobile	10,785	0.20	10,728	0.20
Home equity	153,535	2.80	142,654	2.60
Other	1,455	0.02	872	0.02
Total consumer loans	182,871	3.33	170,591	3.11
Total loans receivable	5,487,974	100.00%	5,478,993	100.00%
Less:
Loans in process	20,601		16,891
Deferred fees and discounts	15,756		15,061
Allowance for losses	4,773		4,596
Total loans receivable, net	$5,446,844		$5,442,445

next page

4.       Non-Performing Loans

The following table presents the Company's non-performing loans, including non-accrual loans and real estate owned, at the dates indicated.

	June 30, 2001	September 30, 2000
Non-accruing loans:
One- to four-family	$4,790	$3,321
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	152	134
Total	$4,942	$3,455
Accruing loans delinquent more than 90 days:
One- to four-family	--	--
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	--	--
Total	--	--
Real Estate Owned:
One- to four-family	$1,033	$1,094
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	--	--
Total	$1,033	$1,094
Total non-performing assets	$5,975	$4,549
Total as a percentage of total assets	0.07%	0.06%

next page

5.       Allowance for Loan Losses

The following table presents the Company's activity for loan losses at the dates and for the periods indicated.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2000	2001	2000

Balance at the beginning of period	$4,822	$4,866	$4,596	$4,407
Charge offs:
One- to four-family	36	6	47	39
Multi-family	--	125	--	125
Commercial real estate	--	--	--	--
Construction or development	--	--	--	--
Consumer	13	10	28	13
Total charge-offs	49	141	75	177
Recoveries:
One- to four-family	--	5	--	5
Multi-family	--	--	2	--
Commercial real estate	--	--	250	--
Construction or development	--	--	--	--
Consumer	--	--	--	1
Total recoveries	--	5	252	6
Net charge-offs	49	136	(177)	171
Additions charged to operations	--	--	--	494
Balance at end of period	$4,773	$4,730	$4,773	$4,730

6.       Deposits

The table below presents the Company's savings portfolio at the dates indicated.

	June 30, 2001		September 30, 2000
	Amount	% of Total	Amount	% of Total
Demand deposits	$ 319,305	7.55%	$ 303,744	7.68%
Passbook and passcard	98,699	2.34	104,558	2.64
Money market	628,681	14.87	529,678	13.39
Certificates	3,180,443	75.24	3,018,349	76.29
Total deposits	$ 4,227,128	100.00%	$ 3,956,329	100.00%

next page

7.       Earnings Per Share

Basic earnings per share for the quarter ended June 30, 2001 were $0.24 per share and $0.75 per share year-to-date. The Company accounts for the 3,024,574 shares acquired by its ESOP in accordance with SOP 93-6 and the shares acquired for its Recognition and Retention Plan in a manner similar to the ESOP shares; shares acquired by the ESOP and the Recognition and Retention Plan (included in average common shares outstanding below) are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee's individual account. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2000	2001	2000
Net Income	$18,814	$18,745	$58,207	$55,925
Average common shares outstanding	76,536,336	82,078,245	76,673,330	84,836,258
Average allocated ESOP shares outstanding	504,650	303,011	454,055	252,415
Total basic average common shares outstanding	77,040,986	82,381,256	77,127,385	85,088,673
Effect of dilutive Recognition and Retention Plan shares	402,360	99,023	476,823	32,887
Effect of dilutive stock options	1,362,232	259,861	1,269,911	86,304
Total diluted average common shares outstanding	78,805,578	82,740,140	78,874,119	85,207,864
Net earnings per share
Basic	$0.24	$0.22	$0.75	$0.65
Diluted	$0.24	$0.22	$0.74	$0.65

8.       Equity

Stockholders' equity totaled $1.03 billion at June 30, 2001 compared to $986.2 million at September 30, 2000. The Company declared a $0.16 per share dividend on July 18, 2001 to holders of record on August 3, 2001, payable on August 17, 2001. The total number of treasury shares at June 30, 2001 was 11,123,705 with 80,388,582 shares outstanding. The current stock repurchase plan has 90,365 shares authorized to be purchased. At June 30, 2001, book value per share was $13.29 compared to $12.64 book value per share at September 30, 2000.

9.       Comprehensive Income

The only component of other comprehensive income is the change in the estimated fair value of mortgage-related securities available-for-sale which was $(3.5) million for the three months ended June 30, 2001 and $5.2 million for the nine months ended June 30, 2001.

10.       Commitments and Contingencies

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

Financial Condition

Assets.  For the nine month period ended June 30, 2001, total assets of the Company increased $263.0 million, or 3.2%, from $8.27 billion at September 30, 2000 to $8.53 billion at June 30, 2001. Management believes that growth in assets will continue to be limited by the growth in deposits during the current fiscal year. The change in total assets was primarily distributed as follows:

•	$487.6 million increase in investment securities from $15.1 million at September 30, 2000 to $502.7 million at June 30, 2001.
•	$332.6 million, or (13.8)%, decrease in mortgage-related securities from $2.41 billion at September 30, 2000 to $2.08 billion at June 30, 2001.
•	$109.4 million, or 82.2%, increase in cash and cash equivalents from $133.0 million at September 30, 2000 to $242.4 million at June 30, 2001.
•	$4.4 million, or 0.08%, increase in net loans receivable which increased from $5.44 billion at September 30, 2000 to $5.45 billion at June 30, 2001.

The following table presents loan origination activity for the current quarter and year to date.

	Three Months Ended			Nine Months Ended
	June 30, 2001			June 30, 2001
Fixed Rate	Amount	Yield	% of Total	Amount	Yield	% of Total
Origination of One- to four-family	$239,897	7.05	55.85	$521,046	7.18	53.61
Refinance of One- to four-family	69,570	6.91	16.20	124,068	6.97	12.76
Multi-family and commercial	270	7.97	0.06	270	7.97	0.03
Consumer loans	11,542	8.52	2.69	27,914	8.80	2.87
Adjustable Rate
Origination of One- to four-family	42,799	6.69	9.96	110,269	7.02	11.34
Refinance of One- to four-family	11,516	6.68	2.68	15,708	6.78	1.62
Consumer loans	34,479	8.30	8.03	87,217	9.22	8.97
Purchased Loans	19,459	6.66	4.53	85,499	7.14	8.80
Total Origination and Purchases	$429,532	7.10	100.00	$971,991	7.35	100.00

Our level of non-performing loans continues to be minimal because of the underwriting standards on loans we originate and purchase. At June 30, 2001 our ratio of non-performing loans to total loans was 0.09%. This has contributed to a very low non-performing assets total and ratio to total assets, and supports our low efficiency ratio.

next page

Liabilities.  Deposits increased $270.8 million, or 6.8%, from $3.96 billion at September 30, 2000 to $4.23 billion at June 30, 2001. Certificate accounts increased in balance over the period by $162.1 million. Advances from the Federal Home Loan Bank of Topeka ("FHLB") decreased from September 30, 2000 by $25.0 million, or 0.80%.

Equity.  Total stockholders' equity increased $38.9 million, or 3.9%, from $986.2 million at September 30, 2000, to $1.03 billion at June 30, 2001. The increase was primarily the result of year-to-date earnings of $58.2 million and an increase of $5.2 million in unrealized gain on securities available for sale, partially offset by the purchase of the Company's stock totaling $20.6 million and dividends paid of $10.2 million. During the nine months ended June 30, 2001, the Company purchased 1,384,500 shares of stock in the open market at an average cost of $14.88 per share. At June 30, 2001, book value per share was $13.29 compared to $12.64 book value per share at September 30, 2000. Equity to assets was 12.02% at June 30, 2001 compared to 11.93% at September 30, 2000.

Comparison of Operating Results for the Three Months Ended June 30, 2001 and 2000

General.  For the three months ended June 30, 2001, the Company recognized net income of $18.8 million, compared to net income of $18.7 million for the three months ended June 30, 2000. The Company's efficiency ratio for the three months ended June 30, 2001 was 35.98% compared to 36.05% for the quarter ended June 30, 2000.

Net Interest Income.  Net interest income for the three months ended June 30, 2001 was $42.4 million, a decrease of $871,000, or 2.0% from the same period last year.

•	The decrease was in part due to the average yield on mortgage-related securities decreasing 26 basis points while the average balance of these assets decreased $362.1 million. The average balance of the mortgage loan portfolio increased $612.1 million while the average yield remained largely unchanged, increasing 3 basis points over the same quarter one year ago.

•	The decrease was also due in part to the average cost of our interest bearing liabilities remaining unchanged for the quarter ended June 30, 2001, at 5.57%, compared to the same quarter one year ago. Total average interest bearing liabilities increased $700.1 million from $6.63 billion at June 30, 2000 to $7.33 billion at June 30, 2001.

•	The net interest margin for the quarter ended June 30, 2001 decreased 23 basis points to 2.03% from 2.26% for the quarter ended June 30, 2000. The Company's net interest rate spread at June 30, 2001 was 1.36% which is 17 basis points lower than at June 30, 2000.

Interest and Dividend Income.  Interest income for the three months ended June 30, 2001 was $144.9 million, up $9.0 million from the same period last year, an increase of 6.62%.

•	Interest on loans increased from $88.6 million for the three months ended June 30, 2000 to $100.1 million for the three months ended June 30, 2001. This increase of $11.5 million was primarily the result of an increase in the average balance of loans and an increase in the average yield earned. The average balance of loans receivable increased $612.1 million to $5.51 billion for the three months ended June 30, 2001 compared to $4.89 billion for the same period one year ago, while the average yield on loans increased 3 basis points to 7.27% for the quarter ended June 30, 2001 from 7.24% for the quarter ended June 30, 2000. The yield on loans receivable at June 30, 2001 was 7.28%.

•	Interest income on mortgage-related securities decreased $7.6 million from $44.3 million for the quarter ended June 30, 2000 to $36.7 million for the quarter ended June 30, 2001. The decrease was due primarily to a decrease in the average balance outstanding and in the average yield. The average balance of mortgage-related securities decreased $362.1 million from $2.60 billion at June 30, 2000 to $2.24 billion at June 30, 2001, while the average yield decreased 26 basis points from 6.82% for the quarter ended June 30, 2000 to 6.56% for the quarter ended June 30, 2001. The yield on mortgage-related securities at June 30, 2001 was 6.51%.

•	Interest income on investment securities and cash and cash equivalents increased $4.7 million from $541,000 for the quarter ended June 30, 2000 to $5.2 million for the quarter ended June 30, 2001. This increase was due primarily to an increase in the average balance of $421.3 million. The average balance of these assets during the quarter was $456.6 million with an average rate of 4.61%. During the quarter we purchased $502.8 million in agency bonds at an average yield of 5.20% and an average life of 3.7 years.

•	Dividend income on capital stock in the FHLB for the quarter ended June 30, 2001 was $2.9 million compared to $2.4 million for the quarter ended June 30, 2000, an increase of $408,000. The average balance of FHLB stock increased $34.2 million from $127.1 million at June 30, 2000 to $161.3 million at June 30, 2001. The average yield during the quarter was 7.10% compared to 7.72% for the same quarter one year ago.

next page

Interest Expense.  Interest expense increased for the quarter ended June 30, 2001 to $102.5 million, up $9.9 million, or 10.7%, from the same period one year ago.

•	For the quarter ended June 30, 2001 interest expense on deposits was $52.9 million compared to $51.2 million for the quarter ended June 30, 2000, an increase of $1.7 million. The average balance of deposits during the quarter ended June 30, 2001 was $4.13 billion compared to $3.92 billion for the quarter ended June 30, 2000, an increase of $209.3 million, or 5.3%. The average rate paid on deposits for the quarter ended June 30, 2001 was 5.13% compared to 5.24% for the quarter ended June 30, 2000, a decrease of 11 basis points. At June 30, 2001, the average cost of deposits was 4.89%.

•	Interest expense on borrowings for the quarter ended June 30, 2001 was $49.6 million compared to $41.4 million for the quarter ended June 30, 2000, an increase of $8.2 million, or 19.8%. The average balance of borrowings for the quarter ended June 30, 2001 was $3.20 billion compared to $2.71 billion for the quarter ended June 30, 2000, an increase of $490.8 million, or 18.1%. The average cost of the borrowings for the quarter ended June 30, 2001 was 6.14% compared to 6.05% for the quarter ended June 30, 2000. The average rate paid on borrowings at June 30, 2001 was 6.14%.

Provision for Loan Losses.  During the quarter no provisions for loan losses were recorded. The provision is based on estimates of losses inherent in the loan portfolio. The appropriateness of the provision is reviewed by management based upon an evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends, collateral values, loan volumes and concentrations, and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of loans. The amounts that might actually be recorded as losses can vary significantly from the estimated amounts.

Noninterest Income.  Total noninterest income for the quarter ended June 30, 2001 was $3.9 million, up from $3.8 million for the quarter ended June 30, 2000. The increase in automated teller and debit card transaction account income was due to increased usage of debit cards by our customers and the increase in checking account transaction fees is a result of new fee structures put into place during the quarter.

Noninterest Expense.  Total noninterest expense decreased $327,000 to $16.7 million for the quarter ended June 30, 2001 compared to $17.0 million for the same period in 2000. The decrease was primarily due to a decrease of $1.9 million in compensation expense, generally due to the expense associated with the initial vesting of the recognition and retention plan in the prior year. The decrease was partially offset by increases of $522,000 in deposit and loan fees, $447,000 in advertising expense, and $392,000 in occupancy expense.

Income Tax Expense.  Income tax expense decreased from $11.4 million for the quarter ended June 30, 2000, to $10.8 million for the quarter ended June 30, 2001.

Comparison of Operating Results for the Nine Months Ended June 30, 2001 and 2000

General.  For the nine months ended June 30, 2001, the Company recognized net income of $58.2 million compared to net income of $55.9 million for the nine months ended June 30, 2000. The efficiency ratio, for the nine months ended June 30, 2001 was 33.90% compared to 33.83% for the nine months ended June 30, 2000.

Net Interest Income.  Net interest income for the nine months ended June 30, 2001 was $126.7 million compared to $125.8 million for the nine months ended June 30, 2000, an increase of $941,000, or 0.7%. The net interest margin decreased 31 basis points from 2.36% for the nine months ended June 30, 2000 to 2.05% for the nine months ended June 30, 2001.

next page

Interest and Dividend Income.  Interest income for the nine months ended June 30, 2001 was $436.2 million, up $62.5 million, or 16.7% over the same period one year ago.

•	Interest on loans increased from $249.9 million for the nine months ended June 30, 2000 to $301.8 million for the nine months ended June 30, 2001. This increase of $51.9 million was primarily the result of the average balance of loans increasing $890.2 million to $5.53 billion for the nine months ended June 30, 2001 from $4.64 billion for the nine months ended June 30, 2000. The average yield on loans increased 9 basis points from 7.19% for the nine months ended June 30, 2000 to 7.28% for the nine months ended June 30, 2001.

•	Interest on mortgage-related securities decreased by $1.9 million, or 1.64%, from $116.0 million for the nine months ended June 30, 2000 to $114.1 million for the nine months ended June 30, 2001, primarily as a result of a decrease in the average balance of mortgage-related securities of $43.2 million from $2.32 billion for the nine months ended June 30, 2000 to $2.28 billion for the nine months ended June 30, 2001. The average yield for the nine months ended June 30, 2001 was 6.68%, up from 6.66% for the nine months ended June 30, 2000.

•	Interest income on investment securities and cash and cash equivalents increased $8.6 million from $2.3 million for the nine months ended June 30, 2000 to $10.9 million for the nine months ended June 30, 2001. This increase was primarily due to an increase in the average balance of these assets of $229.8 million. For the nine months just ended, the average balance was $283.4 million, with an average yield of 5.16%.

•	Dividends earned on capital stock of the FHLB was $9.4 million for the nine months ended June 30, 2001, compared to $5.5 million for the same period in fiscal year 2000. The average yield for the nine months ended June 30, 2001 was 7.78% compared to 7.41% for the nine months ended June 30, 2000. The average balance of FHLB stock was $161.3 million for the nine month period ended June 30, 2001 compared to $99.5 million for the same period one year ago.

Interest Expense.  Interest expense increased during the nine month period ended June 30, 2001 to $309.5 million, up $61.5 million, or 24.8%, from the same period one year ago.

•	Interest expense on deposits increased from $151.1 million for the nine months ended June 30, 2000 to $160.3 million for the nine months ended June 30, 2001, a $9.1 million or 6.02% increase. The average cost of deposits increased to 5.32% for the nine months ended June 30, 2001 from 5.12% for the nine months ended June 30, 2000, or 20 basis points. The average balance of deposits increased $102.2 million, from $3.93 billion for the nine months ended June 30, 2000 to $4.03 billion for the nine months ended June 30, 2001.

•	Interest expense on borrowings increased to $149.2 million from $96.8 million, a $52.4 million increase, or 54.1%. The increase in interest expense on borrowings accounted for 85.1% of the increase in the amount of interest expense. The average balance of borrowings increased from $2.15 billion for the nine months ended June 30, 2000 to $3.21 billion for the nine months ended June 30, 2001. The average cost of borrowings increased from 5.91% for the nine months ended June 30, 2000 to 6.14% for the nine months ended June 30, 2001.

Provision for Loan Losses.  During the nine months ended June 30, 2001 there was no provision for loan losses recorded. The provision for loan losses for the nine months ended June 30, 2000 was $494,000.

Noninterest Income.  Total noninterest income for the nine month period ended June 30, 2001 was $11.9 million, up slightly from $10.7 million for the nine month period ended June 30, 2000.

Noninterest Expense.  Total noninterest expense increased $826,000 to $47.0 million for the nine months ended June 30, 2001, up from $46.1 million for the nine months ended June 30, 2000. The increase was primarily due to increases of $620,000 in deposit and loan fees and $470,000 in advertising expense partially offset by a decrease in the federal deposit insurance expense of $427,000. The increase in deposit and loan fees is primarily due to increased loan volume while the increase in advertising expense is due primarily to marketing campaigns directed toward deposit customers and seasonal loan marketing.

next page

Income Tax Expense.  Income tax expense decreased from $33.9 million for the nine month period ended June 30, 2000 to $33.5 million for the nine months ended June 30, 2001.

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

At June 30, 2001:

•	The total approved loan origination and purchase commitments outstanding amounted to $192.9 million.
•	The unadvanced portion of construction loans was $20.6 million.
•	Unused home equity lines of credit were $205.4 million.
•	Outstanding letters of credit totaled $754,596.
•	Certificates of deposit scheduled to mature in one year or less, totaled $2.12 billion.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

Capital

Consistent with our goals to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity was $1.03 billion at June 30, 2001, or 12.02% of total assets on that date. As of June 30, 2001, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank's regulatory capital ratios at June 30, 2001 were as follows: Tier I (leverage) capital, 11.2%; Tier I risk-based capital, 26.9%; and total risk-based capital, 26.8%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

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

The asset and liability management committee regularly reviews the interest rate risk position of the Bank by forecasting the impact of alternative interest rate environments on net interest income and measuring the market value of portfolio equity at various dates. The market value of portfolio equity is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. The present values are determined in alternative interest rate environments and evaluated against the potential changes in market value of portfolio equity.

next page

Part 2 - OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable

Item 2.  Change in Securities and Use of Proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

next page

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL
Date:	August 13, 2001	By:	/s/ John C. Dicus John C. Dicus, Chairman and Chief Executive Officer
Date:	August 13, 2001	By:	/s/ Neil F.M. McKay Neil F.M. McKay, Executive Vice President and Chief Financial Officer