Form 10-K
period 2001-09-30
CAPITOL FEDERAL FINANCIAL
filed 2001-12-31
CIK 1074433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to_____________________

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq National Market as of December 7, 2001, was $453.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)
As of December 7, 2001, there were issued and outstanding 74,543,114 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the year ended September 30, 2001.
Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended September 30, 2001.
NEXT PAGE

FORWARD-LOOKING STATEMENTS

            Capitol Federal Financial (the "Company"), and its wholly-owned subsidiary, Capitol Federal Savings Bank ("Capitol Federal Savings" or the "Bank"), may from time to time make written or oral "forward-looking statements", including statements contained in their filings with the Securities and Exchange Commission ("SEC"). These forward-looking statements may be included in this Annual Report on Form 10-K and the exhibits attached to it, in the Company's reports to stockholders and in other communications by the Company, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

  our ability to continue to maintain overhead costs among the lowest in the industry;
  our ability to continue to originate a significant volume of one- to four-family mortgage loans in our market area;
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

NEXT PAGE

PART I

Item 1. Description of Business

General

            The Company is a federally chartered mid-tier holding company that completed its initial public offering in March 1999 in the reorganization of the Bank from a federally chartered mutual savings and loan association into the federal mutual holding company form of organization. Pursuant to the reorganization, the Bank converted to a federally chartered stock savings bank as a wholly-owned subsidiary of the Company, which is majority owned by Capitol Federal Savings Bank MHC (the "MHC"), a federally chartered mutual holding company. The Company's common stock is traded on the Nasdaq-Amex National Market under the symbol "CFFN."

            The Bank is the only operating subsidiary of the Company. The Bank is a federally-chartered and insured savings bank headquartered in Topeka, Kansas and is examined and regulated by the Office of Thrift Supervision ("OTS"), its primary regulator. It is also regulated by the Federal Deposit Insurance Corporation ("FDIC"). We serve primarily the entire metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and a portion of the metropolitan area of greater Kansas City through 27 full service and seven limited service banking offices. At September 30, 2001, we had total assets of $8.64 billion, deposits of $4.29 billion and total equity of $1.05 billion.

            We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences. We also originate a limited amount of loans secured by first mortgages on nonowner-occupied one-to four-family residences, consumer loans, permanent and construction loans secured by commercial real estate, multi-family real estate loans and land acquisition and development loans. While our primary business is the origination of one- to four-family residential mortgage loans funded through retail deposits, we purchase whole loans and invest in certain investment and mortgage-related securities funded through retail deposits and the Federal Home Loan Bank of Topeka ("FHLB") advances.

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

            Our executive offices are located at 700 Kansas Avenue, Topeka, Kansas 66603, and our telephone number at that address is (785) 235-1341.

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

Lending Activities

            General. Our primary lending activity is the origination of loans secured by first mortgages on one- to four-family residential properties. We also make consumer loans and a limited number of loans secured by multi-family dwellings or commercial properties and land acquisition and development loans. Our mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. At September 30, 2001, our net loan portfolio totaled $5.42 billion, which constituted 62.7% of our total assets.

NEXT PAGE

            All originated loans are generated by our own employees or loan agents, with larger loans subject to approval by the board of directors. Loans over $450,000 must be underwritten by two underwriters. Any mortgage loan over $750,000 must be approved by the asset and liability management committee and loans over $1.5 million must be approved by the board of directors. For loans requiring board approval, management is responsible for presenting to the board information about the creditworthiness of the borrower and the estimated value of the subject property. Information pertaining to the creditworthiness of the borrower generally consists of a summary of the borrower's credit history, employment, employment stability, net worth and income. The estimated value of the property must be supported by an independent appraisal report prepared in accordance with our appraisal policy.

            At September 30, 2001, the maximum amount which we could have loaned to any one borrower and the borrower's related entities was approximately $139.6 million. At that date, we had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. Our largest lending relationship to a single borrower or a group of related borrowers consisted of 18 multi-family projects and one commercial real estate projects located throughout Kansas, totaling $23.6 million at September 30, 2001. Most of the multifamily loans qualify for the low income housing tax credit program. We have over 20 years experience with this group of borrowers who usually build and manage their own properties. No single loan in this group exceeded $3.0 million at that date. All of these loans were current and performing in accordance with their terms at September 30, 2001.

            The second largest lending relationship at September 30, 2001, consisted of two loans totaling $16.8 million. The largest of these was a $14.0 million line of credit to be used solely for the acquisition and development of a 320 acre residential housing community located in Overland Park, Kansas. The loan balance at September 30, 2001 was $4.3 million. This loan which was originated in 1995, had an original term of five years with one automatic extension of three years, has an adjustable interest rate with a minimum and maximum rate and had a 100% loan-to-value ratio at origination. Principal repayments are not on a monthly schedule, but are required from the sale of each building lot. Interest payments are funded from loan proceeds. The borrowers have provided additional collateral in the form of $750,000 in certificates of deposit placed in escrow in the Bank, in addition to personal guarantees of up to $2.3 million. The loan terms require additional contingent interest payments to the Bank of 25% of the net profits of the development, if any. At September 30, 2001, seven of a planned eight phases have been developed, with 426 lots sold. The remaining loan to this group of related borrowers had a balance of $2.8 million at September 30, 2001. Each of the loans to this group of borrowers was current and performing in accordance with its terms at September 30, 2001.

NEXT PAGE

            Our Loan Portfolio. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

	September 30,
	2001		2000		1999		1998		1997
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Real Estate Loans:
One- to four-family	$ 5,166,660	94.66%	$ 5,206,237	95.02%	$ 4,083,148	94.45%	$ 3,504,799	93.98%	$ 3,145,799	94.35%
Multi-family	48,991	0.90	50,767	0.93	31,114	0.72	40,361	1.08	26,688	0.80
Commercial	7,966	0.15	13,206	0.24	11,415	0.27	9,069	0.24	5,924	0.18
Construction and development	44,712	0.82	38,192	0.70	56,660	1.31	52,086	1.40	51,157	1.53
Total real estate loans	5,268,329	96.53	5,308,402	96.89	4,182,337	96.75	3,606,315	96.70	3,229,568	96.86
Other Loans:
Consumer Loans:
Savings	14,466	0.26	13,964	0.25	15,281	0.35	16,446	0.44	16,314	0.49
Home improvement	1,970	0.04	2,373	0.04	2,072	0.05	2,776	0.08	3,341	0.10
Automobile	10,346	0.19	10,728	0.20	7,122	0.16	5,758	0.15	4,120	0.12
Home equity	161,239	2.95	142,654	2.60	115,779	2.68	97,829	2.62	80,640	2.42
Other	1,678	0.03	842	0.02	330	0.01	420	0.01	294	0.01
Total consumer loans	189,699	3.47	170,561	3.11	140,584	3.25	123,229	3.30	104,709	3.14
Commercial business loans	25	---	30	---	---	---	10	---	---	---
Total other loans	189,724	3.47	170,591	3.11	140,584	3.25	123,239	3.30	104,709	3.14
Total loans receivable	5,458,053	100.00%	5,478,993	100.00%	4,322,921	100.00%	3,729,554	100.00%	3,334,277	100.00%
Less:
Loans in process	20,057		16,891		29,043		21,690		21,872
Deferred fees and discounts	16,652		15,061		14,271		12,490		11,824
Allowance for losses	4,837		4,596		4,407		4,081		1,639
Total loans receivable, net	$ 5,416,507		$ 5,442,445		$ 4,275,200		$ 3,691,293		$ 3,298,942

NEXT PAGE

            The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	September 30,
	2001		2000		1999		1998		1997
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$ 3,325,203	60.92%	$ 2,812,848	51.34%	$ 2,618,998	60.58%	$ 2,010,809	53.92%	$ 1,403,790	42.10%
Multi-family	47,411	0.87	35,719	0.65	28,467	0.66	34,266	0.92	19,069	0.57
Commercial	5,146	0.10	8,123	0.15	5,556	0.13	8,208	0.22	4,667	0.14
Construction and development	30,936	0.57	16,006	0.29	29,976	0.69	19,829	0.53	9,404	0.28
Total real estate loans	3,408,696	62.46	2,872,696	52.43	2,682,997	62.06	2,073,112	55.59	1,436,930	43.09

Consumer	46,846	0.85	41,641	0.76	33,028	0.76	29,915	0.80	27,152	0.81
Commercial business	25	---	30	---	---	---	10	---	---	---
Total fixed-rate loans	3,455,567	63.31	2,914,367	53.19	2,716,025	62.82	2,103,037	56.39	1,464,082	43.90

Adjustable-Rate Loans:
Real estate:
One- to four-family	1,841,457	33.74	2,393,389	43.68	1,464,150	33.87	1,493,990	40.06	1,742,009	52.25
Multi-family	1,580	0.03	15,048	0.28	2,647	0.06	6,095	0.16	7,619	0.23
Commercial	2,820	0.05	5,083	0.09	5,859	0.14	861	0.02	1,257	0.04
Construction and development	13,776	0.25	22,186	0.41	26,684	0.62	32,257	0.87	41,753	1.25
Total real estate loans	1,859,633	34.07	2,435,706	44.46	1,499,340	34.69	1,533,203	41.11	1,792,638	53.77

Consumer	142,853	2.62	128,920	2.35	107,556	2.49	93,314	2.50	77,557	2.33
Total adjustable-rate loans	2,002,486	36.69	2,564,626	46.81	1,606,896	37.18	1,626,517	43.61	1,870,195	56.10
Total loans	5,458,053	100.00%	5,478,993	100.00%	4,322,921	100.00%	3,729,554	100.00%	3,334,277	100.00%

Less:
Loans in process	20,057		16,891		29,043		21,690		21,872
Deferred fees and discounts	16,652		15,061		14,271		12,490		11,824
Allowance for loan losses	4,837		4,596		4,407		4,081		1,639
Total loans receivable, net	$ 5,416,507		$ 5,442,445		$ 4,275,200		$ 3,691,293		$ 3,298,942

NEXT PAGE

            The following schedule presents the contractual maturity of our loan portfolio at September 30, 2001. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
	One- to Four-Family		Multi-family and Commercial		Construction and Development		Consumer		Commercial Business		Total
Due During Years Ending September 30	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in Thousands)
2002(1)	$ 2,429	8.32%	$ 5	9.00%	$ 43,200	6.43%	$ 12,052	7.37%	$ ---	---%	$ 57,686	6.71%
2003	3,594	7.56	---	---	1,512	6.76	88	7.19	---	---	5,194	7.32
2004	5,810	7.48	4,623	7.92	---	---	12,469	8.59	---	---	22,902	8.17
2005 to 2006	12,246	7.83	1,660	8.44	---	---	8,009	8.68	25	10.50	21,940	8.19
2007 to 2008	63,166	7.44	8,478	7.53	---	---	11,727	9.20	---	---	83,371	7.70
2009 to 2023	1,175,883	7.04	25,803	7.68	---	---	107,819	7.38	---	---	1,309,505	7.08
2024 and beyond	3,903,532	7.18	16,388	8.09	---	---	37,535	7.19	---	---	3,957,455	7.18

(1) Includes demand loans, loans having no stated maturity and overdraft loans.

            The total amount of loans due after September 30, 2002 which have predetermined interest rates is $3.40 billion, while the total amount of loans due after such date which have floating or adjustable interest rates is $2.00 billion.

NEXT PAGE

            One- to Four-Family Residential Real Estate Lending. Residential loan originations are generated by referrals from real estate brokers and builders, our marketing efforts and existing and walk-in customers. We focus our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences in our market areas. In order to generate additional lending volume, we purchase whole loans generally throughout the Midwest. These purchases allow us to attain geographic diversification and manage credit concentration risks in the loan portfolio. At September 30, 2001, one- to four-family residential mortgage loans totaled $5.17 billion, or 94.7% of our gross loan portfolio

            We generally underwrite our one- to four-family loans based on the applicant's employment and credit history, and the appraised value of the subject property. Presently, we lend up to 97% of the lesser of the appraised value or purchase price for one- to four-family residential loans. For loans with a loan-to-value ratio in excess of 80%, we require private mortgage insurance in order to reduce our loss exposure. Properties securing our one- to four-family loans are appraised by either staff appraisers or independent fee appraisers approved by the board of directors. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property and improvements.

            We currently originate one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with Fannie Mae and Freddie Mac and local financial institutions, and consistent with our internal needs. Adjustable-rate mortgage ("ARM") loans are offered with either a one-year, three-year or five-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan generally adjusts annually for the remainder of the term of the loan. We use a number of different indices to reprice our ARM loans. During the 2001 and 2000 fiscal years, we originated $200.7 million and $466.0 million of one- to four-family ARM loans, and $907.2 million and $438.5 million of one- to four-family fixed-rate mortgage loans, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

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

            Our one- to four-family residential ARM loans are fully amortizing loans with contractual maturities of up to 30 years, with payments due monthly. Our ARM loans generally provide for specified minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment on the interest rate over the rate in effect on the date of origination. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds. Our ARM loans are not automatically convertible into fixed-rate loans. We do allow borrowers to pay an endorsement fee to convert an ARM loan to a fixed rate loan.

            In order to remain competitive in our market areas, we currently originate ARM loans at initial rates below the fully indexed rate. We qualify borrowers based on this initial discounted rate for our three and five year ARMs, and at 2% over the initial rate for one-year ARMs.

            ARM loans can pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment rises, increasing the potential for default. Historically, we have not experienced difficulty with the repayment of these loans in a rising rate environment. See "- Asset Quality -- Non-performing Assets" and "-- Classified Assets." At September 30, 2001, our one- to four-family ARM loan portfolio totaled $1.84 billion, or 33.7% of our gross loan portfolio. At that date the fixed-rate one- to four-family mortgage loan portfolio totaled $3.33 billion, or 60.9% of our gross loan portfolio.

            Multi-family and Commercial Real Estate Lending. We offer a variety of multi-family and commercial real estate loans. These loans are secured primarily by multi-family dwellings, small retail establishments and small office buildings located in our market areas. At September 30, 2001, multi-family and commercial real estate loans totaled $57.0 million or 1.1% of our gross loan portfolio.

NEXT PAGE

            Our loans secured by multi-family and commercial real estate are originated with either a fixed or adjustable interest rate. The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower. Loan-to-value ratios on our multi-family and commercial real estate loans usually do not exceed 80% of the appraised value of the property securing the loan. These loans typically require monthly payments and have maximum maturities of 25 years. While maximum maturities may extend to 30 years, loans frequently have shorter maturities and may not be fully amortizing, requiring balloon payments of unamortized principal at maturity.

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

            Construction and Development Lending. We originate construction loans primarily secured by existing commercial real estate or building lots. We also make a limited number of construction loans to individuals for the construction of their residences. Presently, all of these loans are secured by property located within our market areas. At September 30, 2001, we had $44.7 million in construction loans outstanding, representing 0.8% of our gross loan portfolio. Construction loans are obtained principally through continued business with builders who have previously borrowed from us. The application process includes submission of complete plans, specifications and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction, including the land and the building. We also conduct regular inspections of the construction project being financed.

            We occasionally originate acquisition and development loans, primarily to borrowers having significant experience and longstanding relationships with us. At September 30, 2001, Capitol Federal Savings had two acquisition and development loans with an outstanding balance of $7.1 million.

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

NEXT PAGE

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

            Consumer Lending. Consumer loans generally have shorter terms to maturity or reprice more frequently, which reduces our exposure to changes in interest rates, and usually carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At September 30, 2001, our consumer loan portfolio totaled $189.7 million, or 3.5% of our gross loan portfolio.

            We offer a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, student loans and loans secured by savings deposits. We also offer a very limited amount of unsecured loans. We currently originate all of our consumer loans in our market areas. Our home equity loans, including lines of credit and home improvement loans comprised approximately 3.0% of our total loan portfolio at September 30, 2001. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. In order to minimize risk of loss, home equity loans in excess of 80% of the value of the property are partially insured against loss. The term to maturity on our home equity and home improvement loans may be up to 15 years. Home equity lines of credit have no stated term to maturity and require the payment of 2% of the outstanding loan balance per month, which amount may be reborrowed at any time. Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower. The majority of our consumer loan portfolio is comprised of home equity lines of credit, which have interest rates that adjust monthly based upon changes in the prime rate.

            We do not originate any consumer loans on an indirect basis. Indirect loans are contracts purchased from retailers of goods or services which have extended credit to their customers.

            Our underwriting standards for consumer loans include a determination of the applicant's payment history on other debts and an assessment of their ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount.

            Consumer loans may entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans which are secured by rapidly depreciable assets, such as automobiles.

            Loan Originations, Purchases, Sales and Repayments. We originate loans through referrals from real estate brokers and builders, our marketing efforts, and our existing and walk-in customers. While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market areas. Demand is affected by local competition and the interest rate environment. During fiscal year 2001 our dollar volume of fixed-rate, one- to four-family loans exceeded the dollar volume of the same type of adjustable-rate loans, compared to the prior fiscal year when the dollar volume of one- to four-family adjustable-rate loans exceeded the dollar volume of the same type of fixed-rate loans. During fiscal year 2001 the Company experienced a significant increase in the prepayment of principal on loans and mortgage-related securities compared to the previous year as a result of interest rates decreasing during the year. The increase in prepayments was due primarily to borrowers refinancing existing loans to new loans with lower rates of interest.

            In an effort to offset the impact of repayments and to retain our customers, we offer existing loan customers the opportunity to modify their original loan terms to terms generally consistent with those offered in our market areas. This program helps ensure that we maintain the relationship with the customer and significantly reduces the amount of time it takes for a borrower to obtain current market pricing and terms without having to refinance their loan. An existing borrower pays a fee for the loan modification priced equivalent to a new loan, with a minimum fee of $650.00 up to a maximum of 1 percent of the loan balance, capped at $950.00. During fiscal year 2001 the Bank modified 2,551 loans with a principal balance of $344.4 million.

            While our primary business is the origination of one- to four-family mortgage loans, competition from other lenders in our market areas, to a certain extent, limits the volume of loans we have been able to originate and place in our portfolio. As a result we have purchased mortgage loans and investment and mortgage-related securities to supplement our loan portfolios. These whole loan purchases also serve to reduce our risk of geographic concentration. We sell a limited amount of loans and some of our loans are not originated according to secondary market guidelines.

NEXT PAGE

            Purchased whole loans are originated by one or two lenders who have a regional or national presence. By contractual agreement, the loan product is originated for us to our specifications. Each loan is underwritten by a third party underwriter who is under contract with us. We set prices for the loan product at least once each week. Mortgage servicing for purchased whole loans is retained by the originating lender.

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

NEXT PAGE

The following table shows our loan origination, loan purchases, purchase of mortgage related securities, loan sales and repayment activities for the periods indicated.

	Year Ended September 30,
	2001	2000	1999
	(In Thousands)
Originations by type:
Adjustable rate:
Real estate - one- to four-family	$ 200,664	$ 466,013	$ 306,322
- multi-family	---	1,750	4,855
- commercial	---	---	---
Non-real estate - consumer	124,320	112,274	96,147
- commercial business	---	---	---
Total adjustable-rate	324,984	580,037	407,324
Fixed rate:
Real estate - one- to four-family	907,200	438,464	905,720
- multi-family	---	5,103	---
- commercial	270	---	---
Non-real estate - consumer	39,862	36,586	31,835
Total fixed-rate	947,332	480,153	937,555
Total loans originated	1,272,316	1,060,190	1,344,879

Purchases:
Real estate - one- to four-family	113,219	773,940	215,942
- multi-family	---	---	---
- commercial	---	---	---
Non-real estate - consumer	---	21	17
Total loans purchased	113,219	773,961	215,959
Mortgage-related securities available for sale (excluding REMICs and CMOs)	496,377	---	962,182
Mortgage-related securities held to Maturity (excluding REMICs and CMOs)	250,792	34,871	103,426
REMICs and CMOs	---	782,894	833,166
Total purchased	860,388	1,591,726	2,114,733

Sales and Repayments:
Real estate - one- to four-family	9,778	---	15,306
Non-real estate - consumer (student loans)	10,763	8,882	12,818
Total loans sold	20,541	8,882	28,124
Mortgage-related securities	---	---	---
Total sales	20,541	8,882	28,124
Principal repayments	2,081,280	1,025,856	1,624,735
Total reductions	2,101,821	1,034,738	1,652,859

Decrease in other items, net	169,879	108,055	218,719

Net increase/(decrease)	$(138,996)	$1,509,123	$1,588,034

NEXT PAGE

Asset Quality

            When a borrower fails to make a loan payment on or before the due date, a late charge notice is mailed 15 days after the due date. When the loan is 30 days past due, we mail a delinquent notice to the borrower. All delinquent accounts are reviewed by a collection officer, who attempts to cause the delinquency to be cured by contacting the borrower. If the loan becomes 60 days delinquent, the collection officer will generally send a personal letter to the borrower requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current within the next 90 days. If the account becomes 90 days delinquent, and an acceptable repayment plan has not been agreed upon, the collection officer will generally refer the account to legal counsel, with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. During this 30 day period, the collection officer may accept a written repayment plan from the borrower which would bring the account current within the next 90 days. Once the loan becomes 120 days delinquent, and an acceptable repayment plan has not been agreed upon, the collection officer, after receiving approval from the appropriate officer as designated by our board of directors, will turn over the account to our legal counsel with instructions to initiate foreclosure.

            Delinquent Loans. The following table sets forth our loans delinquent 30 - 89 days by type, number, amount and percentage of type at September 30, 2001.

	Loans Delinquent for 30-89 Days
	Number	Amount	Percent of Total Delinquent Loans
	(Dollars in Thousands)
Real Estate:
One- to four-family	418	$34,483	93.34%
Multi-family	1	1,698	4.60
Commercial	---	---	---
Construction and development	---	---	---
Consumer	70	762	2.06
Commercial business	---	---	---

Total	489	$36,943	100.00%

NEXT PAGE

            Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. At all dates presented, we had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than prevailing market rates. Real estate owned includes assets acquired in settlement of loans.

	September 30,
	2001	2000	1999	1998	1997
	(Dollars in Thousands)

Non-accruing loans:
One- to four-family	$ 6,384	$ 3,321	$ 4,921	$ 6,048	$ 4,989
Multi-family	---	---	---	---	---
Commercial real estate	---	---	---	---	1,042
Construction and development	---	---	---	---	---
Consumer	276	134	55	181	78
Commercial business	---	---	---	---	---
Total	6,660	3,455	4,976	6,229	6,109

Accruing loans delinquent more than 90 days:
One- to four-family	---	---	---	---	---
Multi-family	---	---	---	---	---
Commercial real estate	---	---	---	---	---
Construction and development	---	---	---	---	---
Consumer	---	---	---	---	---
Commercial business	---	---	---	---	---
Total	---	---	---	---	---

Real estate owned:
One- to four-family	1,031	1,094	1,073	1,964	2,435
Multi-family	---	---	---	---	---
Commercial real estate	---	---	---	---	---
Construction and development	---	---	---	---	---
Consumer	---	---	---	---	---
Commercial business	---	---	---	---	---
Total	1,031	1,094	1,073	1,964	2,435

Total non-performing assets	$ 7,691	$ 4,549	$ 6,049	$8,193	$8,544
Total as a percentage of total assets	.09%	.06%	.09%	0.15%	0.17%

            For the year ended September 30, 2001, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $75,000. The amount that was included in interest income on these loans was $173,000 for the year ended September 30, 2001.

            Non-performing Loans. At September 30, 2001 we had $6.7 million in non-performing loans, which constituted 0.12% of our gross loan portfolio. At that date, there were no non-performing loans to any one borrower or group of related borrowers that exceeded $1.0 million, either individually or in the aggregate.

            Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of September 30, 2001, there was also an aggregate of $2.8 million in net book value of loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

NEXT PAGE

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

            When an insured institution classifies problem assets as either substandard or doubtful, it may establish allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. Allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to specific problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, which may order the establishment of additional loss allowances.

            In connection with the filing of our periodic reports with the OTS and in accordance with our asset classification policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at September 30, 2001, we had classified $10.7 million of our assets as substandard, none as doubtful and none as loss. The amount classified substandard represented 1.0% of stockholders' equity and 0.1% of our assets at September 30, 2001.

            Provision for Loan Losses. We recorded a provision for loan losses in fiscal 2001 of $75,000, compared to $494,000 in fiscal 2000 and $395,000 in fiscal 1999. The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under "- Allowance for Loan Losses." The provision for loan losses in fiscal 2001 was based on management's review of such factors which indicated that the allowance for loan losses was adequate to cover losses inherent in the loan portfolio as of September 30, 2001.

            Allowance for Loan Losses. We maintain an allowance for loan losses to absorb losses known and inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans and portfolio segments and economic conditions that may lead to a concern about the loan portfolio. In addition, the allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

            The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of such loans or pools of loans. Changes in risk evaluations of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience and on significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors for loans on residential properties with greater than four units and loans on construction and development and commercial properties are computed based on an evaluation of inherent losses on these loans. Loan loss factors for portfolio segments are based on expected net charge-offs for one year and are applied to loans that are homogeneous in nature, such as one- to four-family residential loans and consumer loans.

            The appropriateness of the allowance is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of those loans. Senior management reviews these conditions quarterly in discussions with

NEXT PAGE

our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions areis not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the loss related to this condition is reflected in the unallocated allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

            The allowance for loan losses is based on estimates of losses inherent in the loan portfolio. The amounts actually observed in respect of these losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the current loss factors. By assessing the estimated losses inherent in our loan portfolios on a quarterly basis, we can adjust specific and inherent loss estimates based upon more recent information that has become available. No changes were made to the formula allowance during fiscal year 2001.

            At September 30, 2001, our allowance for loan losses was $4.8 million or 0.09% of the total loan portfolio and approximately 72.6% of total non-accruing loans. This compares with an allowance for loan losses of $4.6 million or 0.08% of the total loan portfolio and approximately 133.0% of total non-accruing loans as of September 30, 2000.

            During fiscal year 2001, our single-family residential loan portfolio decreased by $39.6 million from fiscal year 2000. Non-accruing single-family loans increased by $3.1 million, or 93.9%, from $3.3 million at September 30, 2000 to $6.4 million at September 30, 2001. The provision for loan losses in fiscal 2001 of $75,000, represents 0.06% of pretax earnings. In determining our provision for loan losses, we reviewed, among other factors, the ratio of our non-performing loans to total loans and compared this to our ratio of allowance for loan losses to net loans receivable.

            During 2001, our multi-family and commercial loan portfolio decreased by approximately 11.0% to $57.0 million. Our provision for credit losses on these loans was 1.0% of the portfolio. The portfolio of construction and development loans increased by approximately 17.1% to $44.7 million. We maintained our provision at approximately 1.0% of the portfolio.

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

NEXT PAGE

            The following table sets forth an analysis of our allowance for loan losses.

	Year Ended September 30,
	2001	2000	1999	1998	1997
	(Dollars in Thousands)

Balance at beginning of period	$ 4,596	$ 4,407	$ 4,081	$ 1,639	$ 1,583

Charge offs:
One- to four-family	49	48	44	20	---
Multi-family	---	250	---	---	---
Commercial real estate	---	---	---	---	---
Construction and development	---	---	---	---	---
Consumer	42	13	25	---	---
Commercial business	---	---	---	---	---
Total charge-offs	91	311	69	20	---
Recoveries	257	6	---	---	---
Net charge-offs (recoveries)	(166)	305	69	20	---
Provisions charged to operations	75	494	395	2,462	56
Balance at end of period	$ 4,837	$ 4,596	$ 4,407	$ 4,081	$ 1,639

Ratio of net charge-offs during the period to average loans outstanding during the period	---%	0.01%	---%	---%	---%

Ratio of net charge-offs during the period to average non-performing assets	(2.71)%	5.76%	.97%	0.06%	---%

Allowance as a percentage of non-accruing loans	72.63%	133.02%	88.57%	65.52%	26.83%
Allowance as a percentage of total loans (end of period)	0.09%	0.08%	0.10%	0.11%	0.05%

NEXT PAGE

            The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	September 30,
	2001			2000			1999			1998			1997
	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Loan Amounts by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in Thousands)

One- to four-family	$ 3,970	$ 5,150,125	95.00%	$ 3,837	$ 5,192,055	95.32%	$ 3,635	$ 4,069,704	95.10%	$ 3,222	$ 3,496,699	94.62%	$ 1,208	$ 3,137,101	95.05%
Multi-family	267	48,512.90		204	50,365.93		146	30,889.72		200	40,091	1.09	66	26,416	0.80
Commercial real estate	36	7,844.14		39	13,172.24		42	5,574.13		77	9,006	0.24	18	5,864	0.18
Construction and Development	319	25,139.46		211	20,858.38		375	32,856.77		348	31,610	0.86	67	30,900	0.93
Consumer	223	189,699	3.50	252	170,561	3.13	207	140,584	3.28	174	117,958	3.19	41	100,300	3.04
Commercial business	---	25	---	---	30	---	---	---	---	---	10	---	---	---	---
Unallocated	22	---	---	53	---	---	2	---	---	60	---	---	239	---	---
Total	$ 4,837	$ 5,421,344	100.00%	$ 4,596	$ 5,447,041	100.00%	$ 4,407	$ 4,279,607	100.00%	$ 4,081	$ 3,695,374	100.00%	$ 1,639	$ 3,300,581	100.00%

NEXT PAGE

Investment Activities

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

            The Chief Financial Officer has the basic responsibility for the management of our investment portfolio, subject to the direction and guidance of the asset and liability management committee. The Chief Financial Officer considers various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposits, withdrawals and loan originations and purchases.

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

            Our investment securities currently consist of U.S. Government and agency securities. See Note 2 of the Notes to Consolidated Financial Statements. Our mortgage-related securities portfolio consists of securities issued by government-sponsored agencies. A portion of the portfolio consists of collateralized mortgage obligations ("CMOs"). CMOs are special types of pass through debt securities in which the stream of principal and interest payments on the underlying mortgages or mortgage-related securities are used to create investment classes with different maturities and, in some cases, different amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. We do not purchase any residual interest bonds. See Notes 3 and 4 of the Notes to Consolidated Financial Statements. During fiscal year 2001 our portfolio of mortgage-related securities decreased by $104.2 million. We purchased a total of $747.2 million of these securities, of which $522.8 million were fixed rate mortgage-backed securities ("MBSs") with an average life of 6.32 years and an average yield of 6.17%, the remainder, $224.4 million, were variable rate MBSs with an average life of 7.66 years and an average yield of 5.91%. See "Sources of Funds -- Borrowings" for a discussion regarding the funding of these purchases.

            The average life of our fixed rate mortgage-related securities is approximately seven years at the time of purchase. Premiums associated with mortgage-related securities purchased are not significant; therefore, the risk of significant yield adjustments because of accelerated prepayments is limited. Yield adjustments are encountered as interest rates rise or decline, which in turn slows or increases prepayment rates and affects the average lives of the mortgage-related securities. At September 30, 2001, we held CMOs totaling $926.9 million, all of which were secured by underlying collateral issued under government agency-sponsored programs. All of our CMOs are currently classified as held to maturity. At September 30, 2001, $103.9 million of our CMOs qualified as high risk mortgage securities as defined under OTS regulations. The CMOs qualified as high-risk mortgage-related securities because of the current low interest rate environment. The unusually low current rate environment causes the estimated life of the CMOs to extend when valued in the context of a higher rate environment. This impact has been factored in our market value of portfolio equity results. See "- Management Discussion and Analysis -- Asset and Liability Management and Market Interest Rate Risk". We do not invest in residual interests of CMOs.

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

NEXT PAGE

            The following table sets forth the composition of our investment and mortgage-related securities portfolio at the dates indicated. Our investment securities portfolio at September 30, 2001, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of our retained earnings, excluding those issued by the government or its agencies.

	September 30,
	2001		2000		1999
	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
	(Dollars in Thousands)
Securities available for sale, at fair value:
Mortgage-related securities	$ 1,059,110	100.00%	$ 850,892	100.00%	$ 1,136,776	100.00%
U.S. government and agency securities	---	---	---	---	---	---
Total securities available for sale	$ 1,059,110	100.00%	$ 850,892	100.00%	$ 1,136,776	100.00%
Investment securities, at amortized cost:
Mortgage-related securities	$ 321,868	18.38%	$ 121,594	7.71%	$ 101,977	10.68%
U.S. government and agency securities	502,283	28.68	15,000	0.95	15,000	1.57
CMOs and REMICs	926,945	52.94	1,439,657	91.33	837,515	87.74
Other investment securities	---	---	100	0.01	100	0.01
Total investment securities	$ 1,751,096	100.00%	$ 1,576,351	100.00%	$ 954,592	100.00%
Investment securities, at fair value	$ 1,814,347		$ 1,554,055		$ 929,574

NEXT PAGE

            The composition and maturities of the investment securities portfolio, excluding Federal Home Loan Bank stock, are indicated in the following table.

	September 30, 2001
	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total Securities
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Fair Value
	(Dollars in Thousands)
Securities available for sale:
Mortgage-related securities	$ 28	8.78%	$ 563	8.90%	$230,550	6.29%	$ 809,928	6.54%	$1,041,069	6.48%	$1,059,110
Total securities available for sale	$ 28	8.78%	$563	8.90%	$230,550	6.29%	$ 809,928	6.54%	$1,041,069	6.48%	$1,059,110

Investment securities held-to-maturity:
Mortgage backed securities	$ ---	---	$ ---	---	$ ---	---	$ 321,868	6.61	$ 321,868	6.61	$ 326,606
U.S. government and agency securities	---	---	502,283	5.54	---	---	---	---	502,283	5.54	520,099
CMOs and REMICs	---	---	---	---	---	---	926,945	6.78	926,945	6.78	967,642

Total investment securities	$ ---	---%	$502,283	5.54%	$ ---	---%	$1,248,813	6.74%	$1,751,096	6.40%	$1,814,347

NEXT PAGE

Sources of Funds

            General. Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

            Deposits. We offer a variety of deposit accounts having a wide range of interest rates and terms. Our deposits consist of passbook and passcard savings accounts, money market deposit accounts, NOW accounts, non-interest bearing checking accounts and certificates of deposit. We primarily rely on competitive pricing policies, marketing and customer service to attract and retain deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

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

            The following table sets forth our deposit flows during the periods indicated.

	Year Ended September 30,
	2001	2000	1999
	(Dollars in Thousands)
Opening balance	$ 3,956,329	$ 3,899,565	$ 3,894,180
Deposits	6,083,207	5,806,789	5,154,745
Withdrawals	5,939,720	5,930,693	5,321,757
Interest credited	186,019	180,668	172,397
Ending balance	$ 4,285,835	$ 3,956,329	$ 3,899,565
Net increase	$ 329,506	$ 56,764	$ 5,385
Percent increase	8.33%	1.46%	0.14%

NEXT PAGE

            The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered for the periods indicated.

	Year Ended September 30,
	2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Transactions and Savings Deposits:

Demand deposits	$ 322,277	7.52%	$ 303,744	7.68%	$ 278,722	7.15%
Passbook and Passcard	99,649	2.33	104,558	2.64	123,479	3.17
Money market select	672,632	15.69	529,678	13.39	523,935	13.43

Total non-certificates	1,094,558	25.54	937,980	23.71	926,136	23.75

Certificates (by rate):

0.00 - 3.99%	101,114	2.36	2,466.06		5,778.15
4.00 - 4.99%	1,061,979	24.78	32,893	0.83	573,440	14.71
5.00 - 5.99%	1,051,475	24.53	987,101	24.95	1,644,605	42.17
6.00 - 6.99%	976,236	22.78	1,656,374	41.87	514,167	13.19
7.00 - 7.99%	473	0.01	339,515	8.58	234,901	6.02
8.00 - 8.99%	---	---	---	---	538.01

Total certificates	3,191,277	74.46	3,018,349	76.29	2,973,429	76.25

Total deposits	$ 4,285,835	100.00%	$ 3,956,329	100.00%	$ 3,899,565	100.00%

NEXT PAGE

            The following table shows rate and maturity information for our certificates of deposit as of September 30, 2001.

	0.00- 3.99%	4.00- 4.99%	5.00- 5.99%	6.00- 6.99%	7.00- 7.99%	Total	Percent of Total
	(Dollars in Thousands)
Certificate accounts maturing in quarter ending:
December 31, 2001	$ 9,841	$ 133,503	$ 201,121	$ 285,344	$ 115	$ 629,924	19.73%
March 31, 2002	41,253	108,812	153,693	202,521	---	506,279	15.86
June 30, 2002	21,296	195,906	199,182	33,663	358	450,405	14.11
September 30, 2002	24,507	306,518	102,775	24,389	---	458,189	14.36
December 31, 2002	7	97,130	18,448	15,747	---	131,332	4.12
March 31, 2003	---	89,601	39,964	84,094	---	213,659	6.70
June 30, 2003	---	6,535	98,645	122,378	---	227,558	7.13
September 30, 2003	---	74,302	22,432	31,850	---	128,584	4.03
December 31, 2003	---	855	90,800	10,003	---	101,658	3.19
March 31, 2004	553	2,069	86,182	20,369	---	109,173	3.42
June 30, 2004	---	5,809	6,459	34,493	---	46,761	1.47
September 30, 2004	1,418	9,569	9,100	6,344	---	26,431	0.83
December 31, 2004	---	---	2,869	4,562	---	7,431	0.23
March 31, 2005	---	---	11,479	11,217	---	22,696	0.71
June 30, 2005	---	3,546	5,514	34,671	---	43,731	1.37
September 30, 2005	2,092	25,864	2	1,772	---	29,730	0.93
December 31, 2005	---	14	65	34,629	---	34,708	1.09
March 31, 2006	---	10	1,285	13,897	---	15,192	0.48
June 30, 2006	---	449	244	551	---	1,244	0.04
September 30, 2006	146	1,114	136	288	---	1,684	0.05
Thereafter	1	373	1,080	3,454	---	4,908	0.15
Total	$ 101,114	$ 1,061,979	$ 1,051,475	$ 976,236	$ 473	$ 3,191,277	100.00%
Percent of total	3.17%	33.28%	32.95%	30.59%	0.01%

NEXT PAGE

            The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of September 30, 2001.

	Maturity
	3 Months or Less	Over 3 to 6 Months	Over 6 to 12 Months	Over 12 months	Total
	(In Thousands)
Certificates of deposit less than $100,000	$ 532,179	$ 432,480	$ 785,854	$ 995,593	$ 2,746,106
Certificates of deposit of $100,000 or more	94,717	62,781	117,709	148,883	424,090
Public Funds	3,028	11,018	5,031	2,004	21,081
Total certificates of deposit	$ 629,924	$ 506,279	$ 908,594	$ 1,146,480	$ 3,191,277

            Borrowings. Although deposits are our main source of funds, we utilize borrowings when they can be invested at a positive rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings have historically consisted of advances from the FHLB and occasionally securities sold under agreement to repurchase. See Notes 8 and 9 of the Notes to Consolidated Financial Statements. During the year, from time to time, we utilized our line-of-credit that we maintain at the FHLB. At September 30, 2001, we did not have any borrowings on our line- of- credit.

            We may obtain advances from the FHLB upon the security of our blanket pledge agreement. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate, maturity and convertible features. At September 30, 2001, we had $3.20 billion in FHLB advances outstanding.

            During June of 2001 the Board approved a modified dutch auction tender ("Tender") to repurchase up to 8.0 million shares of outstanding stock from the Company's shareholders. On August 15, 2001 the Company initiated the Tender which closed on October 5, 2001. At the close of the offering period, the Company purchased 5,852,596 shares of the Company's stock for $117.1 million. The purchase of common stock from the shareholders was completed on October 15, 2001.

            In connection with the Tender, the Company borrowed a cumulative amount of $117.0 million from two unrelated financial institutions on October 15, 2001 to fund the purchase of shares. The terms of each loan include a six-year repayment period with equal principal payments due quarterly, with interest based upon the prime lending rate or tied to LIBOR plus 175 basis points. Initially, interest is tied to the six-month LIBOR as of October 15, 2001. There are no prepayment penalties. There are certain financial and non-financial debt covenants with which the Company must comply. The Company intends to continue with the buy back program by purchasing the additional 2,147,404 shares in the open market as conditions allow.

            On December 18, 2001, the Company and the lenders agreed to amend the loan agreement to allow the Company to repurchase up to 9.0 million shares from the date of the agreement, August 14, 2001, through the term of the loan. See exhibit 10.5 to this Form 10-K.

NEXT PAGE

            The following table sets forth the maximum month-end balance and average balance of FHLB advances and securities sold under agreement to repurchase during the periods indicated.

	Year Ended September 30,
	2001	2000	1999
	(In Thousands)
Maximum Balance:
Federal Home Loan Bank advances	$ 3,225,000	$ 3,225,000	$ 1,345,000
Securities sold under agreement to repurchase	---	175,000	175,000
Average Balance:
Federal Home Loan Bank advances	$ 3,206,019	$ 2,234,705	$ 789,510
Securities sold under agreement to repurchase	---	159,699	175,000

            The following table sets forth certain information as to our borrowings at the dates indicated.

	September 30,
	2001	2000	1999
	(Dollars in Thousands)
Federal Home Loan Bank advances	$ 3,200,000	$ 3,225,000	$ 1,345,000
Securities sold under agreement to repurchase	---	---	175,000
Total borrowings	$ 3,200,000	$ 3,225,000	$ 1,520,000
Weighted average interest rate of Federal Home Loan Bank advances	6.14%	6.14%	5.61%
Weighted average interest rate of securities sold under agreement to repurchase	---%	---%	5.73%

Subsidiary and Other Activities

            As a federally chartered savings bank, we are permitted by OTS regulations to invest up to 2% of our assets, or $172.7 million at September 30, 2001, in the stock of, or unsecured loans to, service corporation subsidiaries. We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes. At September 30, 2001, we had one subsidiary, Capitol Funds, Inc., which has one line of credit loan outstanding for $14.0 million for the acquisition and development of land for construction of single-family homes in Overland Park, Kansas. This loan is described and included under "-Lending Activities -- General." As of September 30, 2001, our total investment in this subsidiary was $12.7 million. During fiscal 2001, Capitol Funds, Inc. reported net income of $354,000 which consisted of interest funded from loan proceeds, net of income taxes.

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
            In addition, a mutual holding company may engage in the activities of a multiple savings and loan holding company which are permissible by statute and the OTS and to the activities of bank holding companies which the Federal Reserve Board has deemed permissible by regulation under Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended, subject to prior approval by the OTS.

Capitol Federal Financial

             Pursuant to regulations of the OTS and the terms of the Company's federal stock charter, the purpose and powers of the Company are to pursue any or all of the lawful objectives of a federal mutual holding company subsidiary and to exercise any of the powers accorded to a mutual holding company subsidiary.

NEXT PAGE

            If the Bank fails the qualified thrift lender test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the MHC and the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

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

Capitol Federal Savings Bank

             The OTS has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was as of December 31, 2000. Under agency scheduling guidelines, it is likely that another examination will be initiated in the second quarter of 2002. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the savings institution's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended September 30, 2001 was $1.11 million.

            The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank, the Company and the MHC. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

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

            The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2001, the Bank's lending limit under this restriction was $139.6 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

Insurance of Accounts and Regulation by the FDIC

             The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the Bank Insurance Fund ("BIF"). The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

            The premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about 1.88 points for each $100 in domestic deposits for SAIF and BIF insured institutions. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017 through 2019.

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

            The capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 2001, the Bank did not have any intangible assets.

            At September 30, 2001, the Bank had tangible capital of $930.7 million, or 10.8% of adjusted total assets, which is approximately $800.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

            The capital standards also require core capital equal to at least 3.0% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings institution must maintain a core capital ratio of at least 4.0% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3.0% ratio. At September 30, 2001, the Bank had no intangibles which were subject to these tests.

            At September 30, 2001, the Bank had core capital equal to $930.7 million, or 10.8% of adjusted total assets, which is $671.1 million above the minimum requirement of 3.0% in effect on that date.

            The OTS also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 2001, the Bank had $4.8 million of general loan loss reserves, which was less than 1.25% of risk-weighted assets.

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

            On September 30, 2001, the Bank had total risk-based capital of $935.4 million and risk-weighted assets of $3.59 billion; or total risk-based capital of 26.1% of risk-weighted assets. This amount was $648.3 million above the 8.0% requirement in effect on that date.

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

NEXT PAGE

Liquidity

             Federal regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. Liquid assets include cash, cash equivalents consisting of short-term interest-earning deposits, certain other time deposits, and other obligations generally having remaining maturities of less than five years. Liquidity management is both a daily and long-term responsibility of management. We adjust liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-bearing deposits, and (iv) the objectives of its asset/liability management program.

Qualified Thrift Lender Test

             All savings institutions, including the Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 2001, the Bank met the test and has always met the test.

            Any savings institution that fails to meet the qualified thrift lender test must convert to a national bank charter, unless it requalifies as a qualified thrift lender and thereafter remains a qualified thrift lender. If an institution does not requalify and converts to a national bank charter, it must remain SAIF insured until the FDIC permits it to transfer to the BIF. If such an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank, and it is limited to national bank branching rights in its home state. In addition, the institution is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such an institution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a financial holding company and become subject to all restrictions on financial holding companies. See "- Capitol Federal Financial."

Community Reinvestment Act

             Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. Due to the heightened attention being given to the Community Reinvestment Act in the past few years, the Bank may be required to devote additional funds for investment and lending in our local communities. The Bank was examined for Community Reinvestment Act compliance in March 1999, and received a rating of satisfactory.

Transactions with Affiliates

             Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

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

NEXT PAGE

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

Federal Reserve System

             The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At September 30, 2001, the Bank was in compliance with these reserve requirements.

            Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System

             The Bank is a member of the FHLB of Topeka, which is one of 12 regional Federal Home Loan Banks, that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans or advances to members in accordance with policies and procedures, established by the board of directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board. All advances from the Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by the Federal Home Loan Bank. In addition, all long-term advances are required to provide funds for residential home financing.

            As a member, the Bank is required to purchase and maintain stock in the FHLB. For the year ended September 30, 2001, the Bank had an average outstanding balance of $161.3 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past three fiscal years such dividends have averaged 7.56% and were 7.58% for fiscal year 2001.

            Under federal law the Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

            For the year ended September 30, 2001, dividends paid by the FHLB to the Bank totaled $12.2 million, which was an increase over the amount of dividends received in fiscal year 2000.

NEXT PAGE

TAXATION

Federal Taxation

            General. We are subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Bank. Our federal income tax returns have been closed without audit as of the close of business on December 15, 2001 by the IRS through its fiscal year ended September 30, 1997.

            We file a consolidated federal income tax return using the accrual method of accounting. To the extent of the Company's accumulated earnings and profits, any cash distributions made by the Company to its stockholders is considered to be taxable dividends and not as a non-taxable return of capital to stockholders for federal and state tax purposes. The Company maintains a tax-sharing agreement with the Bank and its subsidiary to provide for the payment of taxes based upon the taxable earnings of each subsidiary.

            Bad Debt Reserves. Prior to the Small Business Job Protection Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act, savings associations must now use the specific chargeoff method in computing bad debt deductions beginning with their 1996 Federal tax return. In addition, federal legislation requires the Bank to recapture, over a six-year period, the excess of tax bad debt reserves at September 30, 1997 over those established as of the base year reserve balance as of September 30, 1989. The remaining amount of such reserve subject to recapture as of September 30, 2001 for the Bank is approximately $16.9 million. Deferred federal income taxes have been provided in the financial statements for the recapture of the remaining reserve. The Bank continues to utilize the reserve method in determining its privilege tax obligations to the State of Kansas. Prior to the Small Business Job Protection Act, bad debt reserves created prior to the year ended September 30, 1997, were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions or cease to qualify as a Bank as defined in Code section 581.

State Taxation

             The Bank files Kansas privilege tax returns. For Kansas privilege tax purposes, for taxable years beginning after 1997, the minimum tax rate is 4.5% of earnings, which is calculated based on federal taxable income, subject to certain adjustments. The earnings of the Company may be combined with the Bank and its subsidiary for purposes of the Kansas privilege tax if certain principles of unitary relationships are maintained.

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

Employees

             At September 30, 2001, we had a total of 777 employees, including 146 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers

            John C. Dicus. Age 68 years. Mr. Dicus is Chairman of the Board of Directors and Chief Executive Officer of the Bank and The Company. He has served in such capacities for the Bank since 1989 and with the Company since its inception in March 1999. He has served the Bank in various capacities since 1959. He also served as President of the Bank from 1969 until 1996. He is the Father of Mr. John B. Dicus.

NEXT PAGE

            John B. Dicus. Age 40 years. Mr. Dicus is President and Chief Operating Officer of the Bank and the Company. He has served in such capacities for the Bank since 1996 and for the Company since its inception in March 1999. Prior to that, he served as the Executive Vice President of Corporate Services for the Bank for four years. He has been with the Bank in various other positions since 1985. He is the son of Mr. John C. Dicus.

            Stanley F. Mick. Age 62 years. Mr. Mick has served as Executive Vice President and Chief Lending Officer of the Bank since 1991. Since 1994, he has also served as President of Capitol Funds Inc., a subsidiary of the Bank.

            Neil F.M. McKay. Age 60 years. Mr. McKay serves as Executive Vice President, Chief Financial Officer and Treasurer of the Bank and the Company. He has served in such positions with the Bank since 1994 and the Company since its inception in March 1999. Prior to that, he served as the Chief Operating Officer and Chief Financial Officer of another savings institution for five years.

            Larry K. Brubaker. Age 54 years. Mr. Brubaker has been employed with the Bank since 1971 and currently serves as Executive Vice President for Corporate Services of Capitol Federal Savings, a position he has held since 1997. Prior to that, he was employed by the Bank as the Eastern Region Manager for seven years.

            R. Joe Aleshire. Age 54 years. Mr. Aleshire has been employed with the Bank since 1973 and currently serves as Executive Vice President for Retail Operations of Capitol Federal Savings, a position he has held since 1997. Prior to that, he was employed by the Bank as the Wichita Area Manager for 17 years.

            Kent G. Townsend. Age 40 years. Mr. Townsend serves as Senior Vice President and Controller of the Company, a position he has held since March 1999. He has also served in similar positions with the Bank since September 1995. Prior to that, he served as the Financial Planning and Analysis Officer with the Bank for three years.

Item 2.  Properties

            At September 30, 2001, we had 27 full service offices and seven limited service offices. The Bank owns the office building in which its home office and executive offices are located. At September 30, 2001, the Bank owned twenty-four of its other branch offices and the remaining nine branch offices, including seven supermarket locations were leased.

            As of September 30, 2001, the net book value of the Bank's investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $20.2 million.

            The Bank believes that our current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

            The Bank maintains an on-line data base of depositor and borrower customer information. The net book value of the data processing and computer equipment utilized by the Bank at September 30, 2001 was $2.3 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders

             No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2001.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Security Holder Matters

             The section entitled "Shareholder Information" of the attached Annual Report to Stockholders for year ended September 30, 2001 is incorporated herein by reference.

Item 6.  Selected Financial Data

             The section entitled "Selected Consolidated Financial Data" of the attached Annual Report to Stockholders for year ended September 30, 2001 is incorporated herein by reference.

NEXT PAGE

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

             The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the attached Annual Report to Stockholders for year ended September 30, 2001 is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

             The section entitled "Management Discussion of Financial Condition and Results of Operations -- Asset and Liability Management and Market Risk" of the attached Annual Report to Stockholders for year ended September 30, 2001 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

             The section entitled "Consolidated Financial Statements" of the attached Annual Report to Stockholders for year ended September 30, 2001 is incorporated herein by reference.

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

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

             Information concerning directors of the Company is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2002, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

             Information concerning executive officers of the Company is set forth under the caption "Executive Officers of Capitol Federal Financial" contained in Part I of this Form 10-K.

Compliance with Section 16(a)

             Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

            To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended September 30, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 11.  Executive Compensation

             Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2002, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

             Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2002, except for information contained under the heading "Compensation Committee Report on Executive

NEXT PAGE

Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Certain Relationships and Related Transactions

             Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2002, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       a)  The following is a list of documents filed as part of this report:

       (1) Financial Statements:

            The following financial statements are included under Part II, Item 8 of this Form 10-K:

    Report of Independent Auditors.
    Consolidated Balance Sheets as of September 30, 2001 and 2000.
    Consolidated Statements of Income for the Years Ended September 30, 2001, 2000, 1999.
    Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2001, 2000, 1999.
    Consolidated Statements of Cash Flows for the Years Ended September 30, 2001, 2000, 1999.
    Notes to Consolidated Financial Statements for the Years Ended September 30, 2001, 2000, 1999.
       (2) Financial Statement Schedules:

            All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

       (3) Exhibits:

            See Index to Exhibits.

       (b) Reports on Form 8-K:

            1.  No reports on Form 8-K have been filed for the three months ended September 30, 2001.

NEXT PAGE

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL
Date: December 28, 2001	By: /s/ John C. Dicus John C. Dicus, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ John C. Dicus John C. Dicus, Chairman of the Board and Chief Executive Officer (Principal Executive Officer) Date: December 28, 2001	By: /s/ Kent G. Townsend Kent G. Townsend, Senior Vice President and Controller (Principal Accounting Officer) Date: December 28, 2001
By: /s/ John B. Dicus John B. Dicus, President, Chief Operating Officer and Director Date: December 28, 2001	By: /s/ B. B. Andersen B. B. Andersen, Director Date: December 28, 2001
By: /s/ Neil F.M. McKay Neil F.M. McKay, Executive Vice President and Chief Financial Officer (Principal Financial Officer) Date: December 28, 2001	By: /s/ Robert B. Maupin Robert B. Maupin, Director Date: December 28, 2001
By: /s/ Frederick P. Reynolds Frederick P. Reynolds, Director Date: December 28, 2001	By: /s/ Marilyn S. Ward Marilyn S. Ward, Director Date: December 28, 2001
By: /s/ Carl W. Quarnstrom Carl W. Quarnstrom, Director Date: December 28, 2001
NEXT PAGE

INDEX TO EXHIBITS

Exhibit Number	Document

2.0	Plan of Reorganization and Stock Issuance Plan*
3(i)	Federal Stock Charter of Capitol Federal Financial*
3(ii)	Bylaws of Capitol Federal Financial*
4	Form of Stock Certificate of Capitol Federal Financial*
10.1	Registrant's Employee Stock Ownership Plan*
10.2	Registrant's 2000 Stock Option and Incentive Plan filed on April 13, 2000 as Appendix A to Registrant's Revised Proxy Statement (File No. 000-25391)
10.3	Registrant's 2000 Recognition and Retention Plan filed on April 13, 2000 as Appendix B to Registrant's Revised Proxy Statement (File No. 000-25391)
10.4	Deferred Income Compensation Plan
10.5	Term Loan Agreement dated as of August 14, 2001, by and among Capitol Federal Financial, as borrower and Charter One Bank, F.S.B. and LaSalle Bank National Association as Lenders, filed as Exhibit 12 to Schedule TO -- I/A (File No. 005-56153) on August 24, 2001.

10.6	Pledge Agreement dated as of August 14, 2001, by and among Capitol Federal Financial, as pledgor and Charter One Bank, F.S.B. and LaSalle Bank National Association, filed as Exhibit 12 to Schedule TO -- I/A (File No. 005-56153) on August 24, 2001.

11	Statement re: computation of earnings per share
13	Annual Report to Stockholders
21	Subsidiaries of the Registrant
23	Consent of Independent Auditors

__________________

*Incorporated by reference from Capitol Federal Financial's Registration Statement on Form S-1 (File No. 333-68363) filed on February 11, 1999, as amended and declared effective on the same date.