Form 10-Q
period 2001-12-31
CAPITOL FEDERAL FINANCIAL
filed 2002-02-13
CIK 1074433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarter ended December 31, 2001

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________________to_____________________

Commission file number 333-68363

CAPITOL FEDERAL FINANCIAL
(Exact name of registrant as specified in its charter)

United States (State or other jurisdiction of incorporation or organization)		48-1212142 (I.R.S. Employer Identification No.)

700 Kansas Avenue, Topeka, Kansas (Address of principal executive offices)		66603 (Zip Code)

Registrant's telephone number, including area code: (785) 235-1341

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)

of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X NO .

Transitional Small Business Format: Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
	Common Stock Class	74,500,215 Class Shares Outstanding as of February 11, 2002

Next Page

FORM 10-Q
Capitol Federal Financial

INDEX

Next Page

PART 1 -- FINANCIAL INFORMATION

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 31,	September 30,
	2001	2001
	(Unaudited)
ASSETS:
Cash and cash equivalents	$ 29,652	$ 153,462
Investment securities held to maturity (market value of $515,933
and $520,099)	501,916	502,283
Capital stock of Federal Home Loan Bank	162,000	162,350
Mortgage-related securities:
Available-for-sale (amortized cost of $950,318 and $1,041,069)	964,567	1,059,110
Held-to-maturity (market value of $1,646,224 and $1,294,248)	1,623,300	1,248,813
Loans held for sale, net	17,284	16,904
Loans receivable, net	5,335,293	5,416,507
Premises and equipment	22,035	22,494
Real estate owned, net	1,282	1,031
Accrued interest receivable	43,992	47,219
Other assets	4,003	5,270
TOTAL ASSETS	$8,705,324	$8,635,443

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits	$4,342,882	$4,285,835
Advances from Federal Home Loan Bank	3,220,000	3,200,000
Other borrowings	116,488	--
Advance payments by borrowers for taxes and insurance	9,129	40,161
Accrued and deferred income taxes payable	32,291	24,625
Accounts payable and accrued expenses payable	38,955	36,560
Total Liabilities	7,759,745	7,587,181

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares
authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 authorized; 91,512,287
shares issued as of December 31, 2001 and September 30, 2001	915	915
Additional paid in capital	387,702	387,018
Retained earnings	826,375	809,127
Accumulated other comprehensive income	8,845	11,457
Unearned compensation, Employee Stock Ownership Plan	(23,692)	(24,197)
Unearned compensation, Recognition and Retention Plan	(5,562)	(6,156)
Less shares held in treasury (16,931,373 and 11,103,005 shares as of
December 31, 2001 and September 30, 2001, at cost)	(249,004)	(129,902)
Total Stockholders' Equity	945,579	1,048,262

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,705,324	$8,635,443

See accompanying notes to consolidated interim financial statements.

Next Page

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands)

	For the Three Months Ended
	December 31,
	2001	2000
INTEREST AND DIVIDEND INCOME:
Loans receivable	$ 97,172	$ 99,847
Mortgage-related securities	36,347	40,721
Investment securities	6,517	230
Cash and cash equivalents	783	1,985
Capital stock of Federal Home Loan Bank	2,248	3,547
Total interest and dividend income	143,067	146,330

INTEREST EXPENSE:
Deposits	46,234	54,123
Borrowings	51,261	50,528
Total interest expense	97,495	104,651

Net interest and dividend income	45,572	41,679
Provision for loan losses	100	--
Net interest and dividend income after
provision for loan losses	45,472	41,679

OTHER INCOME:
Automated teller and debit card transaction fees	1,517	1,348
Checking account transaction fees	1,139	847
Loan fees	424	710
Insurance commissions	503	549
Other, net	812	727
Total other income	4,395	4,181

OTHER EXPENSES:
Salaries and employee benefits	9,409	9,031
Occupancy of premises	2,540	2,417
Office supplies and related expenses	790	754
Deposit and loan transaction fees	1,256	936
Advertising	805	496
Federal insurance premium	197	202
Other, net	1,209	1,239
Total other expenses	16,206	15,075

Income before income tax expense	33,661	30,785

Income tax expense	12,897	11,320
NET INCOME	$20,764	$19,465

Basic earnings per share	$0.29	$0.25
Diluted earnings per share	$0.28	$0.24

See accompanying notes to consolidated interim financial statements.

Next Page

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in thousands)
				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-In	Retained	Comprehensive	Compensation	Compensation	Treasury
	Stock	Capital	Earnings	Income	(ESOP)	(RRP)	Stock	Total

Balance at October 1, 2001	$915	$387,018	$809,127	$11,457	($24,197)	($6,156)	($129,902)	$1,048,262
Comprehensive Income:
Net income			20,764					20,764
Change in unrealized gain on available
for sale securities, net of deferred income tax ($1,182)				(2,612)				(2,612)
Total Comprehensive income								18,152

Change in Employee Stock Ownership Plan		529			505			1,034
Change in Recognition and Retention Plan		4				594		598
Acquisition of treasury stock							(121,167)	(121,167)
Stock options exercised		151	(231)				2,065	1,985
Dividends on common stock to stockholders ($0.17 per share)			(3,285)					(3,285)
Balance at December 31, 2001	$915	$387,702	$826,375	$8,845	($23,692)	($5,562)	($249,004)	$945,579

See accompanying notes to consolidated interim financial statements.

Next Page

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the Three Months Ended
	December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,764	$19,465
Adjustments to reconcile net income to net cash provided
by operating activities:
Amortization of net deferred loan origination fees	(2,542)	(1,471)
Provision for loan losses	100	--
Net loan origination fees capitalized	3,005	1,457
Gain on sale of loans held for sale	(2)	(45)
Loss/(Gain) on sales of real estate owned, net	4	(60)
Originations of loans held for sale	(1,275)	(1,909)
Proceeds from sales of loans held for sale	897	10,507
Amortization and accretion of premiums and discounts on
mortgage-related securities and investment securities	1,090	748
Depreciation and amortization on premises and equipment	918	848
Amortization of capitalized cost on other borrowings	43	--
Common stock committed to be released for allocation - ESOP
Employee Stock Ownership Plan	1,034	746
Amortization of unearned compensation - RRP	594	613
Changes in:
Accrued interest receivable	3,227	1,347
Other assets	777	2,460
Income taxes payable	12,897	11,320
Accounts payable and accrued expenses	(2,001)	(7,912)
Net cash provided by operating activities	39,530	38,114

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities	350	--
Principal collected on mortgage-related securities available-
for-sale	89,948	61,540
Principal collected on mortgage-related securities held-to-
maturity	190,850	65,506
Purchases of mortgage-related securities held-to-maturity	(565,259)	(996)
Loan originations net of principal collected	(96,182)	(82,661)
Loan purchases net of principal collected	176,486	(5,684)
Purchases of premises and equipment, net	(459)	(861)
Proceeds from sales of real estate owned	529	575
Net cash (used in) provided by investing activities	(203,737)	37,419

Next Page

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(3,285)	(3,060)
Deposits, net of payments	57,047	72,796
Proceeds from advances from Federal Home Loan Bank	20,000	--
Proceeds from other borrowings	117,000	--
Repayments on advances from Federal Home Loan Bank	--	(25,000)
Payments for the repurchase of common stock	(121,167)	(16,634)
Stock options exercised	1,834	260
Change in advance payments by borrowers for taxes and
insurance	(31,032)	(29,537)
Net cash provided by (used in) financing activities	40,397	(1,175)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(123,810)	74,358
CASH AND CASH EQUIVALENTS:
Beginning of Period	153,462	133,034
End of Period	$29,652	$207,392

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Loans transferred to real estate owned	$849	$275
Treasury stock issued to RRP, net of forfeited shares	--	$21
Equity adjustment for tax effect of RRP shares	$4	--
Equity adjustment for tax effect of disqualifying disposition of incentive stock options	$151	--

Next Page

Notes to Consolidated Interim Financial Statements

1.   Basis of Financial Statement Presentation and Significant Accounting Policies

The accompanying consolidated financial statements of Capitol Federal Financial and subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K to the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not believe that the adoption of SFAS 143 will have a significant impact on its financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not believe that the adoption of SFAS 144 will have a significant impact on its financial statements.

Next Page

3. Loan Portfolio

The following table presents the Company's loan portfolio at the dates indicated.

	December 31, 2001			September 30, 2001
	Amount	% of Total	Yield	Amount	% of Total	Yield

Real Estate Loans:
One- to four-family	$5,086,267	94.63%	7.01%	$5,166,660	94.66%	7.19%
Multi-family	48,106	0.90	7.91	48,991	0.90	7.96
Commercial	6,562	0.12	8.10	7,966	0.15	8.12
Construction and development	43,868	0.82	6.82	44,712	0.82	7.21
Total real estate loans	5,184,803	96.47	7.02	5,268,329	96.53	7.20

Consumer loans:
Savings loans	13,038	0.25	6.86	14,466	0.26	7.29
Home improvement	1,852	0.03	8.75	1,970	0.04	9.32
Automobile	9,764	0.18	8.42	10,346	0.19	8.46
Home equity	163,587	3.04	6.24	161,239	2.95	7.50
Other	1,862	0.03	11.34	1,703	0.03	11.40
Total consumer loans	190,103	3.53	6.47	189,724	3.47	7.59

Total loans receivable	5,374,906	100.00%	7.00%	5,458,053	100.00%	7.21%

Less:
Loans in process	17,631			20,057
Deferred fees and discounts	17,116			16,652
Allowance for losses	4,866			4,837
Total loans receivable, net	$5,335,293			$5,416,507

Next Page

4.  Non-Performing Loans

The following table presents the Company's non-performing loans, including non-accrual loans and real estate owned, at the dates indicated.
	December 31,	September 30,
	2001	2001
Non-accruing loans:
One- to four-family	$6,994	$6,384
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	341	276
Total	$7,335	$6,660

Accruing loans delinquent more than 90 days:
One- to four-family	--	--
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	--	--
Total	--	--

Real Estate Owned:
One- to four-family	$1,282	$1,031
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	--	--
Total	$1,282	$1,031

Total non-performing assets	$8,617	$7,691

Total as a percentage of total assets	0.10%	0.09%

Next Page

5.  Allowance for Loan Losses

The following table presents the Company's activity for loan losses at the dates and for the periods indicated.

	For the Three Months Ended
	December 31,
	2001	2000

Balance at the beginning of period	$4,837	$4,596

Charge offs:
One- to four-family	66	11
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	5	8
Total charge-offs	71	19

Recoveries:
One- to four-family	--	2
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	--	--
Total recoveries	--	2

Net charge-offs	71	17
Additions charged to operations	100	--
Balance at end of period	$4,866	$4,579

6.  Deposits

The table below presents the Company's savings portfolio at the dates indicated.

	December 31, 2001			September 30, 2001
	Amount	% of Total	Average Rate	Amount	% of Total	Average Rate

Demand deposits	$ 337,006	7.76%	0.43%	$ 322,277	7.52%	0.65%
Passbook and passcard	101,384	2.33	1.14	99,649	2.33	1.98
Money market	719,454	16.57	2.24	672,632	15.69	3.16
Certificates	3,185,038	73.34	4.91	3,191,277	74.46	5.32
Total deposits	$ 4,342,882	100.00%	4.03%	$ 4,285,835	100.00%	4.55%

Next Page

7.   Earnings Per Share

Basic earnings per share for the quarter ended December 31, 2001 was $0.29 and diluted earnings per share for the same period was $0.28. The Company accounts for the 3,024,574 shares acquired by its ESOP in accordance with SOP 93-6 and the shares acquired for its Recognition and Retention Plan in a manner similar to the ESOP shares; shares acquired by the ESOP and the Recognition and Retention Plan are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee's individual account. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

	Three Months Ended
	December 31,
	2001	2000
Net Income	$ 20,764	$ 19,465

Average common shares outstanding	71,137,449	76,725,062
Average allocated ESOP shares outstanding	605,462	403,824
Average allocated RRP shares	513,500	257,500
Total basic average common shares
Outstanding	72,256,411	77,386,386

Effect of dilutive Recognition and Retention
Plan shares	484,452	467,959
Effect of dilutive stock options	1,570,365	1,155,905
Total diluted average common shares
Outstanding	74,311,228	79,010,250

Net earnings per share
Basic	$0.29	$0.25
Diluted	$0.28	$0.24

8.   Equity

Stockholders' equity totaled $945.6 million at December 31, 2001 compared to $1.05 billion at September 30, 2001. During the quarter, the company paid a $0.17 per share dividend on November 16, 2001 to holders of record as of November 2, 2001. At its meeting on January 22, 2002, the Board declared an $0.18 per share dividend to holders of record on February 1, 2002, payable on February 15, 2002. On October 15, 2001, 5,852,596 shares were repurchased in the modified dutch auction tender offer at $20.00 per share. The total number of treasury shares at December 31, 2001 was 16,931,373 with 74,580,914 shares outstanding. The current stock repurchase plan has 2,147,404 shares authorized to be purchased. We have repurchased 165,672 shares under the current program. At December 31, 2001, book value per share was $13.24 compared to $13.58 book value per share at September 30, 2001.

9.   Comprehensive Income

The only component of other comprehensive income is the change in the estimated fair value of mortgage-related securities available-for-sale which was $(2.6) million for the three months ended December 31, 2001.

10.   Commitments and Contingencies

In the normal course of business, the Company and its subsidiaries are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the suits will have a materially adverse effect on the Company's consolidated financial statements for either the current interim period or fiscal year ending September 30, 2002.

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

Financial Condition

Assets.  Total assets of the Company increased $69.9 million from $8.64 billion at September 30, 2001 to $8.71 billion at December 31, 2001. The increase from September 30, 2001 was primarily due to the growth in the Company's mortgage-related securities, which was partially offset by a decrease in our loan portfolio and in cash and cash equivalents. The change in total assets was primarily distributed as follows:

  $279.9 million, or 12.1%, increase in mortgage-related securities from $2.31 billion at September 30, 2001 to $2.59 billion at December 31, 2001,

  $123.8 million, or 80.7%, decrease in cash and cash equivalents from $153.5 million at September 30, 2001 to $29.7 million at December 31, 2001,

  $81.2 million decrease in our loan portfolio, or 1.5%, from $5.42 billion at September 30, 2001 and $5.34 billion at December 31, 2001.

The following table presents loan origination activity for the period indicated.

	For the Three Months Ended
	December 31, 2001
Fixed Rate	Amount	Yield	% of Total
Origination - One- to four-family	$ 217,422	6.50%	46.23%
Refinance - One- to four-family	111,927	6.31	23.79
Multi-family and commercial	36	8.75	0.01
Consumer Loans	7,247	7.63	1.54

Adjustable Rate
Origination - One- to four-family	49,194	5.95	10.46
Refinance - One- to four-family	34,144	5.92	7.26
Commercial	22	6.50	0.00
Consumer Loans	34,860	6.33	7.41
Purchased Loans	15,545	6.19	3.30
Total Originations and Purchases	$ 470,397	6.35%	100.00%

During the quarter the Company modified the terms on loans with a total principal balance of $503.2 million. Those loans were modified under a program that provides current borrowers with the opportunity to modify their existing loan term or rate of interest. The program requires a fee to be paid by the borrower of $650.00 to $950.00 and allows us to retain our relationship with the borrower who might otherwise attain home financing elsewhere.

Next Page

Our level of non-performing loans continues to be minimal because of the underwriting standards on our 1-4 family loans we originate and purchase. At December 31, 2001 our ratio of non-performing loans to total loans was 0.14%.

Liabilities.  Deposits increased $57.0 million, or 1.3%, from $4.29 billion at September 30, 2001 to $4.34 billion at December 31, 2001. Money Market accounts increased in balance over the period by $46.8 million. Advances from the Federal Home Loan Bank of Topeka ("FHLB") increased from September 30, 2001 by $20.0 million, or 0.63%. The increase in the balance of advances resulted from the use of our line of credit at the FHLB. The increase in other borrowings is the result of loans taken out by the Company for $117.0 million, the proceeds of which were used to fund the repurchase of shares tendered in the modified dutch auction tender.

Equity.  Total stockholders' equity decreased $102.7 million, or 9.8%, from $1.05 billion at September 30, 2001, to $945.6 million at December 31, 2001. The decrease was due primarily to the repurchase of 6,027,358 shares during the quarter at a total cost of $121.2 million, dividends paid of $3.3 million and a reduction in the balance of the unrealized gain on securities available-for-sale of $2.6 million. These were partially offset by net income during the quarter of $20.8 million. At December 31, 2001, book value per share was $13.24 compared to $13.58 at September 30, 2001. Our equity to assets ratio was 10.86% at December 31, 2001 compared to 12.14% at September 30, 2001.

Comparison of Operating Results for the Three Months Ended December 31, 2001 and 2000

General.  For the three months ended December 31, 2001, the Company recognized net income of $20.8 million, compared to net income of $19.5 million for the three months ended December 31, 2000. The Company's efficiency ratio for the quarter ended December 31, 2001 was 32.40% compared to 32.90% for the quarter ended December 31, 2000.

Net Interest Income.  Net interest income for the three months ended December 31, 2001 was $45.6 million, an increase of $3.9 million, or 9.3% from the same period last year.

  The increase was in part due to an increase in the average balance of investment securities of $487.1 million over the same quarter one year ago, partially offset by a decrease in the average balance of our loan portfolio of $116.1 million and a decrease in the average yield on mortgage-related securities of 72 basis points.

  The increase was also due in part to the average cost of our deposits decreasing 115 basis points to 4.29% compared to the same quarter one year ago. This was partially offset by the total of average interest-bearing liabilities increasing $410.3 million from $7.16 billion at December 31, 2000 to $7.58 billion at December 31, 2001.

  The net interest margin for the quarter ended December 31, 2001 increased 9 basis points to 2.13% from 2.04% for the quarter ended December 31, 2000. The Company's net interest rate spread at December 31, 2001 was 1.61%, 20 basis points higher than at December 31, 2000.

Interest and Dividend Income.  Interest income for the three months ended December 31, 2001 was $143.1 million, down $3.3 million from the same period last year, a decrease of 2.23%.

  Interest on loans decreased from $99.8 million for the three months ended December 31, 2000 to $97.2 million for the three months ended December 31, 2001. This decrease of $2.6 million was primarily the result of a decrease in the average balance of loans and a decrease in the average yield. The average balance of loans receivable decreased $116.1 million to $5.40 billion for the three months ended December 31, 2001 compared to $5.51 billion for the same period one year ago, while the average yield on loans decreased 4 basis points to 7.20% for the quarter ended December 31, 2001 from 7.24% for the quarter ended December 31, 2000. The yield on loans receivable at December 31, 2001 was 7.00%.

  Interest income on mortgage-related securities decreased $4.4 million from $40.7 million for the quarter ended December 31, 2000 to $36.3 million for the quarter ended December 31, 2001. The decrease was due primarily to a decrease in average yield. The average yield decreased 72 basis points from 6.91% for the quarter ended December 31, 2000 to 6.19% for the quarter ended December 31, 2001. The yield on mortgage-related securities at December 31, 2001 was 6.21%.

Next Page

  Interest income on investment securities increased $6.3 million from $230,000 for the quarter ended December 31, 2000 to $6.5 million for the quarter ended December 31, 2001. This increase was due primarily to an increase in the average balance of $487.1 million. The average balance of these assets during the quarter was $502.2 million with an average yield of 5.19%.

  Dividend income on capital stock in the FHLB for the quarter ended December 31, 2001 was $2.2 million compared to $3.5 million for the quarter ended December 31, 2000, a decrease of $1.3 million. The average balance of FHLB stock increased $936,000 from $161.3 million at December 31, 2000 to $162.2 million at December 31, 2001. The average yield during the quarter was 5.50% compared to 8.73% for the same quarter one year ago.

Interest Expense.  Interest expense decreased for the quarter ended December 31, 2001 to $97.5 million, down $7.2 million, or 6.8%, from the same period one year ago.

  For the quarter ended December 31, 2001 interest expense on deposits was $46.2 million compared to $54.1 million for the quarter ended December 31, 2000, a decrease of $7.9 million. The average balance of deposits during the quarter ended December 31, 2001 was $4.28 billion compared to $3.94 billion for the quarter ended December 31, 2000, an increase of $331.8 million, or 8.4%. The average rate paid on deposits for the quarter ended December 31, 2001 was 4.29% compared to 5.44% for the quarter ended December 31, 2000, a decrease of 115 basis points. At December 31, 2001, the average cost of deposits was 4.03%.

  Interest expense on borrowings for the quarter ended December 31, 2001 was $51.3 million compared to $50.5 million for the quarter ended December 31, 2000, an increase of $733,000, or 1.5%. Interest expense during the quarter of $1.1 million was attributed to the loan acquired to purchase shares in the modified dutch auction tender. The average balance of all borrowings for the quarter ended December 31, 2001 was $3.30 billion compared to $3.22 billion for the quarter ended December 31, 2000, an increase of $78.6 million, or 2.4%. The average cost of all borrowings for the quarter ended December 31, 2001 was 6.09% compared to 6.14% for the quarter ended December 31, 2000. The average rate paid on all borrowings at December 31, 2001 was 6.05%.

Provision for Loan Losses.  During the quarter we recorded an additional provision for loan losses of $100,000. The appropriateness of the provision was reviewed by management based upon an evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends, collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of loans. The amounts that might actually be recorded as losses can vary significantly from the estimated amounts.

Noninterest Expense.  Total noninterest expense increased $1.1 million to $16.2 million for the quarter ended December 31, 2001 compared to $15.1 million for the same period in 2000. The increase was primarily due to an increase of $378,000 in compensation expense, $320,000 in deposit and loan fees, and $309,000 in advertising expense, and $123,000 in occupancy expense.

Income Tax Expense.  Income tax expense increased from $11.3 million for the quarter ended December 31, 2000, to $12.9 million for the quarter ended December 31, 2001.

Next Page

Liquidity and Commitments

The Bank's liquidity, represented by cash and cash equivalents and mortgage-related securities available for sale, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, advances from the FHLB, prepayments, and maturities of outstanding loans and mortgage-related securities, other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. We utilize FHLB advances to provide funds for our lending and investment activities and as an interest rate risk management tool.

Liquidity management is both a daily and a long-term function of business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. agency securities. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of mortgage-related securities.

At December 31, 2001:

  The total approved loan origination and purchase commitments outstanding amounted to $274.0 million.

  The unadvanced portion of construction loans was $17.6 million.

  Unused home equity lines of credit were $227.3 million.

  Outstanding letters of credit totaled $590,931.

  Certificates of deposit scheduled to mature in one year or less, totaled $1.81 billion.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

Capital

Consistent with our goals to operate a sound and profitable financial organization, we actively seek to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity for the Bank was $962.5 million at December 31, 2001, or 11.06% of total assets on that date. As of December 31, 2001, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank's regulatory capital ratios at December 31, 2001 were as follows: Tier I (leverage) capital, 10.9%; Tier I risk-based capital, 26.7%; and total risk-based capital, 26.6%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

Next Page

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

For a complete discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Asset and Liability Management and Market Risk" in the Company's Annual Report for the year ended September 30, 2001.

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

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders for the fiscal year ended September 30, 2001, held January 22, 2002, two matters were presented to shareholders. Shareholders elected Robert B. Maupin, Marilyn S. Ward, and Carl W. Quarnstrom to three-year terms as directors. Shareholders also ratified the appointment of Deloitte & Touche LLP as auditors for the fiscal year ending September 30, 2002. The vote's casts as to each matter are set forth below:
Proposal	Number of Votes
			Broker
	For	Withheld	Non-Votes
Election of the following directors for the terms indicated
Robert B. Maupin (three years)	71,535,650	172,777	_
Marilyn S. Ward (three years)	72,538,836	169,591	_
Carl W. Quarnstrom (three years)	71,538,466	169,931	_
The following directors had their term of office continue after the meeting:
B. B. Anderson
Frederick P. Reynolds
John B. Dicus
John C. Dicus

Proposal	Number of Votes
				Broker
	For	Against	Abstain	Non-Votes
Ratification of Deloitte & Touche LLP as auditors.	71,639,407	43,906	25,114	_

Item 5.  Other Information

Not applicable

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

Next Page

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL

Date:	February 13, 2002	By:	/s/ John C. Dicus John C. Dicus, Chairman and Chief Executive Officer
Date:	February 13, 2002	By:	/s/ Neil F. M. McKay Neil F. M. McKay, Executive Vice President and Chief Financial Officer

End.