Form 10-Q
period 2002-03-31
CAPITOL FEDERAL FINANCIAL
filed 2002-05-15
CIK 1074433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarter ended March 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________________to_____________________

Commission file number 333-68363

CAPITOL FEDERAL FINANCIAL

(Exact name of registrant as specified in its charter)

United States 48-1212142
(State or other jurisdiction of incorporation (I.R.S. Employer Identification No.)
or organization)

700 Kansas Avenue, Topeka, Kansas 66603

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (785) 235-1341

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X NO __.

Transitional Small Business Format: Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock 74,651,761 Class Shares Outstanding as of May 8, 2002

FORM 10-Q
Capitol Federal Financial
INDEX

PART 1 -- FINANCIAL INFORMATION

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share counts)
	March 31,	September 30,
	2002	2001
	(Unaudited)
ASSETS:
Cash and cash equivalents	$75,762	$153,462
Investment securities held to maturity, at cost (market value of $711,908
and $520,099)	701,549	502,283
Capital stock of Federal Home Loan Bank, at cost	161,108	162,350
Mortgage-related securities:
Available-for-sale, at market (amortized cost of $859,486 and $1,041,069)	871,056	1,059,110
Held-to-maturity, at cost (market value of $1,580,798 and $1,294,248)	1,572,413	1,248,813
Loans held for sale, net	18,649	16,904
Loans receivable, net	5,326,478	5,416,507
Premises and equipment, net	22,598	22,494
Real estate owned, net	1,036	1,031
Accrued interest receivable	45,302	47,219
Other assets	4,425	5,270
TOTAL ASSETS	$8,800,376	$8,635,443

LIABILITIES :
Deposits	$4,442,655	$4,285,835
Advances from Federal Home Loan Bank	3,200,000	3,200,000
Other borrowings, net	111,387	--
Advance payments by borrowers for taxes and insurance	32,329	40,161
Accrued and deferred income taxes payable	18,171	24,625
Accounts payable and accrued expenses	34,964	36,560
Total Liabilities	7,839,506	7,587,181

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares
authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 authorized; 91,512,287
shares issued as of March 31, 2002 and September 30, 2001	915	915
Additional paid-in-capital	388,867	387,018
Retained earnings	844,513	809,127
Accumulated other comprehensive income	7,182	11,457
Unearned compensation, Employee Stock Ownership Plan	(23,188)	(24,197)
Unearned compensation, Recognition and Retention Plan	(4,967)	(6,156)
Less shares held in treasury (17,042,138 and 11,103,005 shares as of
March 31, 2002 and September 30, 2001, at cost)	(252,452)	(129,902)
Total Stockholders' Equity	960,870	1,048,262

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,800,376	$8,635,443

See accompanying notes to consolidated interim financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share amounts)
	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2002	2001	2002	2001
INTEREST AND DIVIDEND INCOME:
Loans receivable	$93,096	$101,829	$190,268	$201,676
Mortgage-related securities	38,079	36,709	74,426	77,430
Investment securities	6,553	171	13,070	401
Cash and cash equivalents	405	3,311	1,188	5,296
Capital stock of Federal Home Loan Bank	1,992	2,982	4,241	6,529
Total interest and dividend income	140,125	145,002	283,193	291,332

INTEREST EXPENSE:
Deposits	41,923	53,257	88,157	107,380
Borrowings	50,303	49,084	101,564	99,612
Total interest expense	92,226	102,341	189,721	206,992

Net interest and dividend income	47,899	42,661	93,472	84,340
Provision for loan losses	24	--	124	--
Net interest and dividend income after
provision for loan losses	47,875	42,661	93,348	84,340

OTHER INCOME:
Automated teller and debit card transaction fees	1,385	1,320	2,902	2,668
Checking account transaction fees	976	754	2,115	1,601
Loan fees	365	456	789	1,166
Insurance commissions	427	535	929	1,084
Other, net	1,024	769	1,836	1,496
Total other income	4,177	3,834	8,571	8,015

OTHER EXPENSES:
Salaries and employee benefits	9,413	8,825	18,822	17,856
Occupancy of premises	2,446	2,287	4,985	4,704
Office supplies and related expenses	897	912	1,688	1,666
Deposit and loan transaction fees	1,238	1,019	2,493	1,955
Advertising	673	720	1,479	1,216
Federal insurance premium	200	195	397	397
Other, net	1,439	1,286	2,648	2,525
Total other expenses	16,306	15,244	32,512	30,319

Income before income tax expense	35,746	31,251	69,407	62,036

Income tax expense	14,048	11,323	26,945	22,643
NET INCOME	$21,698	$19,928	$42,462	$39,393

Basic earnings per share	$0.30	$0.26	$0.59	$0.51
Diluted earnings per share	$0.30	$0.25	$0.57	$0.50

See accompanying notes to consolidated interim financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in thousands)
				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-In	Retained	Comprehensive	Compensation	Compensation	Treasury
	Stock	Capital	Earnings	Income	(ESOP)	(RRP)	Stock	Total

Balance at October 1, 2001	$915	$387,018	$809,127	$11,457	($24,197)	($6,156)	($129,902)	$1,048,262
Comprehensive Income:
Net income			42,462					42,462
Change in unrealized gain on available-
for-sale securities, net of deferred income
tax ($2,198)				(4,275)				(4,275)
Total comprehensive income								38,187

Change in Employee Stock Ownership Plan		1,152			1,009			2,161
Change in Recognition and Retention Plan		21				1,189		1,210
Acquisition of treasury stock							(125,472)	(125,472)
Stock options exercised		676	(324)				2,922	3,274
Dividends on common stock to
stockholders ($0.35 per share)			(6,752)					(6,752)
Balance at March 31, 2002	$915	$388,867	$844,513	$7,182	($23,188)	($4,967)	($252,452)	$960,870

See accompanying notes to consolidated interim financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)
	For the Six Months Ended
	March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,462	$39,393
Adjustments to reconcile net income to net cash provided
by operating activities:
Amortization of net deferred loan origination fees	(3,828)	(2,361)
Provision for loan losses	124	--
Net loan origination fees capitalized	4,398	2,833
Gain on sale of loans held for sale	(26)	(6)
Gain on sales of real estate owned, net	(2)	(109)
Originations of loans held for sale	(5,568)	(5,349)
Proceeds from sales of loans held for sale	3,840	12,196
Amortization and accretion of premiums and discounts on
mortgage-related securities and investment securities	1,936	2,806
Depreciation and amortization on premises and equipment	1,751	1,716
Amortization of capitalized cost on other borrowings	85	--
Common stock committed to be released for allocation - ESOP	2,161	1,561
Amortization of unearned compensation - RRP	1,189	1,207
Changes in:
Accrued interest receivable	1,917	1,230
Other assets	844	2,210
Income taxes payable	328	495
Accounts payable and accrued expenses	(5,991)	(9,696)
Net cash provided by operating activities	45,620	48,126

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities	1,242	15,100
Purchases of investment securities	(200,000)	--
Principal collected on mortgage-related securities available-
for-sale	180,585	126,829
Principal collected on mortgage-related securities held-to-
maturity	391,564	162,338
Purchases of mortgage-related securities available-for-sale	(471)	--
Purchases of mortgage-related securities held-to-maturity	(714,899)	(250,131)
Loan originations net of principal collected	(221,823)	(152,250)
Loan purchases net of principal collected	310,241	83,904
Purchases of premises and equipment, net	(1,855)	(1,327)
Proceeds from sales of real estate owned	1,426	1,237
Net cash used in investing activities	(253,990)	(14,300)

<Index>

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(6,752)	(6,525)
Deposits, net of payments	156,820	136,476
Proceeds from advances from Federal Home Loan Bank	20,000	--
Proceeds from other borrowings	116,389	--
Repayments on advances from Federal Home Loan Bank	(20,000)	(25,000)
Repayments on other borrowings	(5,087)	--
Payments for the repurchase of common stock	(125,472)	(20,595)
Stock options exercised	2,604	567
Change in advance payments by borrowers for taxes and
insurance	(7,832)	(7,842)
Net cash provided by financing activities	130,670	77,081

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS	(77,700)	110,907
CASH AND CASH EQUIVALENTS:
Beginning of Period	153,462	133,034
End of Period	$ 75,762	$ 243,941

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Loans transferred to real estate owned	$ 1,419	$ 1,176
Treasury stock issued to RRP, net of forfeited shares	--	$ 21
Equity adjustment for tax effect of disqualifying
disposition of incentive stock options	$ 670	--

See accompanying notes to consolidated interim financial statements.

<Index>

Notes to Consolidated Interim Financial Statements

1.   Basis of Financial Statement Presentation and Significant Accounting Policies
The accompanying consolidated financial statements of Capitol Federal Financial and subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP"), for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K to the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

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

All amounts are in thousands except per share data, unless otherwise indicated.

2.   Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No.141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The Company's adoption of SFAS No.141 did not have a significant impact on its financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company does not believe that the adoption of SFAS No. 142 will have a significant impact on its financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not believe that the adoption of SFAS No. 143 will have a significant impact on its financial statements. This statement is effective for all financial statements issued for fiscal years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not believe that the adoption of SFAS No. 144 will have a significant impact on its financial statements. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 with early application encouraged.

<Index>

3.   Loan Portfolio
The following table presents the Company's loan portfolio at the dates indicated.

	March 31, 2002			September 30, 2001
	Amount	% of Total	Yield	Amount	% of Total	Yield

Real Estate Loans:
One- to four-family	$ 5,079,391	94.60%	6.93%	$ 5,166,660	94.66%	7.19%
Multi-family	49,427	0.92	7.89	48,991	0.90	7.96
Commercial	6,236	0.12	8.11	7,966	0.15	8.12
Construction and development	45,773	0.85	6.76	44,712	0.82	7.21
Total real estate loans	5,180,827	96.49	6.94	5,268,329	96.53	7.20

Consumer loans:
Savings loans	11,624	0.22	6.58	14,466	0.26	7.29
Home improvement	1,692	0.03	8.47	1,970	0.04	9.32
Automobile	8,758	0.16	8.41	10,346	0.19	8.46
Home equity	164,406	3.06	5.92	161,239	2.95	7.50
Other	1,848	0.04	11.44	1,703	0.03	11.40
Total consumer loans	188,328	3.51	6.15	189,724	3.47	7.59

Total loans receivable	5,369,155	100.00%	6.91%	5,458,053	100.00%	7.21%

Less:
Loans in process	20,595			20,057
Deferred fees and discounts	17,223			16,652
Allowance for losses	4,859			4,837
Total loans receivable, net	$ 5,326,478			$ 5,416,507

<Index>

4.   Non-Performing Loans
The following table presents the Company's non-performing loans, including non-accrual loans and real estate owned, at the dates indicated.
	March 31,	September 30,
	2002	2001
Non-accruing loans:
One- to four-family	$ 7,579	$ 6,384
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	119	276
Total	$ 7,698	$ 6,660

Accruing loans delinquent more than 90 days:
One- to four-family	--	--
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	--	--
Total	--	--

Real Estate Owned:
One- to four-family	$ 1,036	$ 1,031
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	--	--
Total	$ 1,036	$ 1,031

Total non-performing assets	$ 8,734	$ 7,691

Non-performing assets to total assets	0.10%	0.09%

Non-performing loans to total loans	0.14%	0.12%
Allowance for loan losses to non- performing loans	63.12%	72.63%
Allowance for loan losses to loans receivable, net	0.09%	0.09%

<Index>

5.   Allowance for Loan Losses
 The following table presents the Company's activity for loan losses at the dates and for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2002	2001	2002	2001

Balance at the beginning of period	$ 4,866	$ 4,579	$ 4,837	$ 4,596

Charge offs:
One- to four-family	9	--	75	11
Multi-family	--	--	--	--
Commercial real estate	--	--	--	--
Construction or development	--	--	--	--
Consumer	22	7	27	15
Total charge-offs	31	7	102	26

Recoveries:
One- to four-family	--	--	--	2
Multi-family	--	250	--	250
Commercial real estate	--	--	--	--
Construction or development	--	--	--	--
Consumer	--	--	--	--
Total recoveries	--	250	--	252

Net charge-offs	31	(243)	102	(226)
Additions charged to operations	24	--	124	--
Balance at end of period	$ 4,859	$ 4,822	$ 4,859	$ 4,822

6.   Deposits
The table below presents the Company's savings portfolio at the dates indicated.
	March 31, 2002			September 30, 2001
	Amount	% of Total	Average Rate	Amount	% of Total	Average Rate

Demand deposits	$ 360,005	8.10%	0.43%	$ 322,277	7.52%	0.65%
Passbook and passcard	107,740	2.43	1.14	99,649	2.33	1.98
Money market	768,856	17.31	2.24	672,632	15.69	3.16
Certificates	3,206,054	72.16	4.60	3,191,277	74.46	5.32
Total deposits	$ 4,442,655	100.00%	3.77%	$ 4,285,835	100.00%	4.55%

<Index>

7.   Earnings Per Share
 Basic and diluted earnings were $0.30 per share for the quarter ended March 31, 2002. The Company accounts for the 3,024,574 shares acquired by its ESOP in accordance with SOP 93-6 and the shares acquired for its Recognition and Retention Plan (RRP) in a manner similar to the ESOP shares. Shares acquired by the ESOP and the RRP are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee's individual account. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2002	2001	2002	2001
Net income	$ 21,698	$ 19,928	$ 42,462	$ 39,393

Average common shares outstanding	70,220,076	76,237,744	70,683,786	76,484,081
Average allocated ESOP shares outstanding	655,884	454,246	630,396	428,758
Average allocated RRP shares outstanding	514,000	258,000	513,747	257,747
Total basic average common shares
outstanding	71,389,960	76,949,990	71,827,929	77,170,586

Effect of dilutive RRP shares	534,187	551,052	509,861	510,898
Effect of dilutive stock options	1,589,901	1,294,570	1,583,529	1,223,523
Total diluted average common shares
outstanding	73,514,048	78,795,612	73,921,319	78,905,007

Net earnings per share
Basic	$0.30	$0.26	$0.59	$0.51
Diluted	$0.30	$0.25	$0.57	$0.50

Average:
Unallocated shares in ESOP	2,368,690	2,570,328	2,394,178	2,595,816
Unvested shares in RRP	768,000	1,024,000	768,253	1,022,989

8.   Commitments and Contingencies
In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the suits will have a materially adverse effect on the Company's consolidated financial statements for either the current interim period or fiscal year ending September 30, 2002.

<Index>

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

Financial Condition

Assets.  Total assets of the Company increased $164.9 million from $8.64 billion at September 30, 2001 to $8.80 billion at March 31, 2002. The increase from September 30, 2001 was primarily due to the growth in the Company's mortgage-related securities portfolio and a net increase in investment securities, which was partially offset by a decrease in our loan portfolio and in cash and cash equivalents.

  Investment securities increased $199.3 million, or 39.7%, from $502.3 million at September 30, 2001 to $701.5 million at March 31, 2002. The increase is the result of purchases of short-term FHLB certificates of deposit. Following the end of the current quarter $200 million of maturing certificates were used to partially fund the purchase of $263.7 million of adjustable rate mortgage-related securities.
  Mortgage-related securities increased $135.5 million, or 5.9%, from $2.31 billion at September 30, 2001 to $2.44 billion at March 31, 2002. The increase is primarily the result of securities purchased during the quarter ended December 31, 2001. During the current quarter we purchased $150.1 million of fixed rate mortgage-backed securities, bringing the total purchased through March 31, 2002, to $715.4 million, all of which were fixed rate with an average yield of 6.24%. Following the end of the March 31, 2002 quarter, the Bank purchased $263.7 million of adjustable rate mortgage-related securities with an average yield of 4.45%. The change in type of securities and the corresponding decrease in yield is part of a strategy to provide interest rate risk protection in a rising rate environment.
  The loan portfolio decreased $90.0 million, or 1.7%, from $5.42 billion at September 30, 2001 to $5.33 billion at March 31, 2002. Despite record loan originations during the six-month period of $863.2 million the balance of the loan portfolio decreased partially due to prepayments of $770.9 million. The effect of refinances on the loan portfolio was significant during the six-month period. The total amount of originations and purchases excluding amounts refinanced was $635.2 million. Loans purchased during the six-month period totaled $26.9 million. Total adjustable rate products originated during the six-months totaled $253.5 million, or 28.5%, of total originations and purchases.
  Cash and cash equivalents decreased $77.7 million, or 50.6%, from $153.5 million at September 30, 2001 to $75.8 million at March 31, 2002. The decrease in the balance is due primarily to the use of cash to purchase mortgage-related and investment securities.

The following tables present average balance information for the periods indicated.

	Average Balances for the
	Quarter Ended March 31,		Change From Prior Period
	2002	2001	Amount	Percent
Selected Balance Sheet Data:
Total assets	$ 8,730,111	$ 8,316,002	$ 414,109	4.98%
Loans receivable	5,360,482	5,557,743	(197,261)	(3.55)
Mortgage-related securities	2,484,553	2,238,865	245,688	10.97
Investment securities	510,678	11,003	499,675	4,541.26
Cash and cash equivalents	102,722	246,572	(143,850)	(58.34)
Capital stock of FHLB	161,594	161,250	344	0.21
Deposits	4,364,444	4,011,363	353,081	8.80
FHLB Advances	3,204,189	3,200,111	4,078	0.13
Other borrowings	111,467	--	111,467	100.00
Equity	953,673	1,001,903	(48,230)	(4.81)

	Average Balances for the
	Six Months Ended March 31,		Change From Prior Period
	2002	2001	Amount	Percent
Selected Balance Sheet Data:
Total assets	$ 8,697,440	$ 8,297,390	$ 400,050	4.82%
Loans receivable	5,378,726	5,538,017	(159,291)	(2.88)
Mortgage-related securities	2,415,492	2,298,270	117,222	5.10
Investment securities	506,371	13,074	493,297	3,773.11
Cash and cash equivalents	126,227	183,791	(57,564)	(31.32)
Capital stock of FHLB	161,893	161,250	643	0.40
Deposits	4,319,498	3,977,196	342,302	8.61
FHLB Advances	3,202,445	3,210,769	(8,324)	(0.26)
Other borrowings	105,178	--	105,178	100.00
Equity	963,484	995,744	(32,260)	(3.24)

The following table presents loan and investment information for the periods indicated.

	At
	March 31,	September 30,	Change from Prior Period
	2002	2001	Amount	Percent
Selected Loan and Investment Data:
Loans serviced for others	$ 224,976	$ 278,703	$ (53,727)	(19.28)%
Fair-value of securities HTM	2,292,706	1,814,347	478,359	26.37
Amortized cost of AFS securities	859,486	1,041,069	(181,583)	(17.44)
Amortized cost of MBS	1,137,373	1,362,935	(225,562)	(16.55)
Amortized cost of CMOs	1,294,526	926,945	367,581	39.66

The following table presents loan origination, purchase, and modification activity for the periods indicated.

	For the Three Months Ended			For the Six Months Ended
	March 31, 2002			March 31, 2002
Fixed Rate	Amount	Yield	% of Total	Amount	Yield	% of Total
Origination - One- to four-family	$ 208,929	6.55%	49.78%	$ 425,302	6.52%	47.78%
Refinance - One- to four-family	84,359	6.37	20.10	196,286	6.34	22.05
Multi-family and commercial	311	7.78	0.07	1,359	7.66	0.15
Consumer Loans	6,351	7.53	1.51	13,634	7.58	1.53

Adjustable Rate
Origination - One- to four-family	49,088	5.95	11.70	98,282	5.95	11.04
Refinance - One- to four-family	24,472	5.91	5.83	58,616	5.92	6.59
Consumer Loans	34,837	5.60	8.30	69,718	5.97	7.83
Purchased Loans	11,385	5.99	2.71	26,931	6.11	3.03
Total Originations and Purchases	$ 419,732	6.33%	100.00%	$ 890,128	6.34%	100.00%

Mortgage-related securities	$ 150,110	6.58%		$ 715,370	6.24%
Mortgage loan modifications	$ 106,523			$ 609,725

We modify loans under a program that provides current borrowers with the opportunity to change their existing term to maturity and/or rate of interest with the loan then reamortized. The program requires a fee to be paid by the borrower of $650.00 to $950.00 (actual amount). This program allows us to retain our relationship with the borrower who might otherwise attain home financing elsewhere.

Our level of non-performing loans continues to be minimal because of the underwriting standards on the 1-4 family loans we originate and purchase. At March 31, 2002 our ratio of non-performing loans to total loans was 0.14%, compared to 0.09% at September 30, 2001. Non-performing loans increased primarily due to increased delinquencies and foreclosures without an increase in repossessed loans by the Bank. The increase in delinquencies is primarily the result of a limited number of loans to individuals experiencing employment difficulties.

Liabilities.  Deposits increased $156.8 million, or 3.7%, from $4.29 billion at September 30, 2001 to $4.44 billion at March 31, 2002. All account categories showed increases with money market and demand deposit accounts increasing by $96.2 million and $37.7 million, respectively. During the current quarter advances from the Federal Home Loan Bank of Topeka ("FHLB") decreased $20.0 million from December 31, 2001, due to the repayment of the line of credit at the FHLB. Other borrowings increased due to the loan taken out by the Company, the proceeds of which were used to fund the repurchase of shares obtained in the modified dutch auction tender. The rate paid by the Company for the first six months was 4.11%, while the rate for the next three months will be 3.73%.

The following table presents deposit activity for the periods indicated.

	For the Quarter Ended		For the Six Months Ended
	March 31,		March 31,
	2002	2001	2002	2001
Deposit Activity:
Opening balance	$ 4,342,882	$ 4,029,125	$ 4,285,835	$ 3,956,329
Deposits	1,582,371	1,427,592	3,049,031	2,805,124
Withdrawals	1,520,296	1,411,416	2,970,609	2,763,054
Interest credits	37,698	47,504	78,398	94,406
Ending Balance	$ 4,442,655	$ 4,092,805	$ 4,442,655	$ 4,092,805

Net increase	$ 99,773	$ 63,680	$ 156,820	$ 136,476

Equity.  Total stockholders' equity decreased $87.4 million, or 8.3%, from $1.05 billion at September 30, 2001, to $960.9 million at March 31, 2002. At March 31, 2002, book value per share was $13.46 compared to $13.58 at September 30, 2001. Our equity to assets ratio was 10.92% at March 31, 2002 compared to 12.14% at September 30, 2001. Return on average equity was 9.10% for the quarter and 8.81% for the six-months ended March 31, 2002.

The decrease in the balance of stockholders' equity was due primarily to the repurchase of 6,220,783 shares during the six months ended March 31, 2002 at a total cost of $125.5 million, dividends paid of $6.8 million, and a reduction in the balance of unrealized gains on securities available-for-sale, net of income taxes of $4.3 million. The total number of treasury shares at March 31, 2002 was 17,042,138 with 74,470,149 shares outstanding. The current stock repurchase plan has 2,147,404 shares authorized to be repurchased, with 358,892 shares repurchased to-date. These decreases were partially offset by year-to-date net income of $42.5 million.

During the quarter, the Company paid an $0.18 per share dividend on February 15, 2002 to holders of record as of February 1, 2002. At its meeting on April 16, 2002, the Board declared a $0.19 per share dividend to holders of record on May 3, 2002, payable on May 17, 2002.

Comparison of Operating Results for the Three Months Ended March 31, 2002 and 2001

General.  For the three months ended March 31, 2002, the Company recognized net income of $21.7 million, compared to net income of $19.9 million for the three months ended March 31, 2001, an increase of $1.8 million, or 8.9%. The Company's efficiency ratio for the quarter ended March 31, 2002 was 31.32% compared to 32.81% for the quarter ended March 31, 2001.

Net Interest Income.  Net interest income for the three months ended March 31, 2002 was $47.9 million, an increase of $5.2 million, or 12.3% from the same period last year.

  The increase was in part due to an increase in the average balance of investment securities of $499.7 million, partially offset by a decrease in the average balance of our loan portfolio of $197.3 million and a decrease in the average yield on mortgage-related securities of 43 basis points.
  The increase was also due in part to a decrease in the average cost of deposits of 148 basis points to 3.90% compared to the same quarter one year ago. This was partially offset by an increase in average interest-bearing liabilities of $468.6 million to $7.68 billion at March 31, 2002. Driven primarily by the decrease in the cost of deposits, interest expense was down $10.1 million for the current quarter compared to the same quarter one year ago.
  The net interest margin for the quarter increased 14 basis points to 2.22% from 2.08% for the same quarter one year ago. The Company's net interest rate spread at March 31, 2002 was 1.67%, 32 basis points higher than the same quarter one year ago.

Interest and Dividend Income.  Interest and dividend income for the three months ended March 31, 2002 was $140.1 million, down $4.9 million from the same period last year, a decrease of 3.4%.

  Interest on loans decreased from $101.8 million for the three months ended March 31, 2001 to $93.1 million for the three months ended March 31, 2002. This decrease of $8.7 million was primarily the result of a decrease in the average balance of loans and a decrease in the average yield. The average balance of loans receivable decreased $197.3 million to $5.36 billion for the three months ended March 31, 2002 compared to the same period one year ago. The average yield on loans decreased 38 basis points to 6.95% for the quarter ended March 31, 2002 from 7.33% one-year ago. The decreased yield is primarily the result of loans originated during the period at a rate below the average yield in the portfolio compared to the same period one year ago and the effects that refinance activity and loan modifications since March 31, 2001 have had on our loan portfolio.
  Interest income on mortgage-related securities increased $1.4 million from $36.7 million for the quarter ended March 31, 2001 to $38.1 million for the quarter ended March 31, 2002. The increase was due primarily to an increase in the average balance of $245.7 million, partially offset by a decrease in the average yield of 43 basis points from 6.56% for the quarter ended March 31, 2001 to 6.13% for the quarter ended March 31, 2002.

  Interest income on investment securities increased $6.4 million from $171,000 (actual amount) for the quarter ended March 31, 2001 to $6.6 million for the quarter ended March 31, 2002. This increase was due primarily to an increase in the average balance of $499.7 million. The average balance of these assets during the quarter was $510.7 million with an average yield of 5.13%. The increase in the average balance of investment securities over the same period one year ago is the result of the purchase of $502.8 million of agency bullet securities during the quarter ended June 30, 2001.
  Dividend income on capital stock in the FHLB for the quarter ended March 31, 2002 was $2.0 million compared to $3.0 million for the quarter ended March 31, 2001. The average yield during the quarter was 5.00% compared to 7.50% for the same quarter one year ago.

Interest Expense.  Interest expense decreased for the quarter ended March 31, 2002 to $92.2 million, down $10.1 million, or 9.9%, from the same period one year ago.

  For the quarter ended March 31, 2002 interest expense on deposits was $41.9 million compared to $53.3 million for the quarter ended March 31, 2001, a decrease of $11.3 million. The average balance of deposits during the quarter ended March 31, 2002 was $4.36 billion compared to $4.01 billion for the quarter ended March 31, 2001, an increase of $353.1 million, or 8.8%. The average rate paid on deposits for the quarter ended March 31, 2002 was 3.90% compared to 5.38% for the quarter ended March 31, 2001, a decrease of 148 basis points.
  Interest expense on borrowings for the quarter ended March 31, 2002 was $50.3 million compared to $49.1 million for the quarter ended March 31, 2001, an increase of $1.2 million or 2.5%. The average balance of borrowings for the quarter ended March 31, 2002 was $3.32 billion compared to $3.20 billion for the quarter ended March 31, 2001, an increase of $115.5 million, or 3.6%. The average cost of borrowings for the quarter ended March 31, 2002 was 6.08% compared to 6.14% for the quarter ended March 31, 2001.

Provision for Loan Losses.  During the quarter we recorded an additional provision for loan losses of $24,000 (actual amount). The appropriateness of the provision, determined by management, is based upon an evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends, collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of loans. The amounts that might actually be recorded as losses can vary significantly from the estimated amounts.

Noninterest Expense.  Total noninterest expense increased $1.1 million to $16.3 million for the quarter ended March 31, 2002 compared to $15.2 million for the same period in 2001. The increase was primarily due to increases in compensation expense and deposit and loan fees.

Income Tax Expense.  Income tax expense increased from $11.3 million for the quarter ended March 31, 2001, to $14.0 million for the quarter ended March 31, 2002. The effective tax rate for the quarter was 39.3%.  The change in the effective rate represents an increase of 1.2% over the effective rate for the fiscal year ended September 30, 2001.  This is primarily attributable to the increase in the market value of the Company's stock and the effect on market value based stock compensation related to the ESOP and RRP, which are non-deductible for tax purposes.

Comparison of Operating Results for the Six Months Ended March 31, 2002 and 2001

General.  For the six months ended March 31, 2002, the Company recognized net income of $42.5 million compared to net income of $39.4 million for the six months ended March 31, 2001, an increase of $3.1 million or 7.8%. The efficiency ratio, for the six months ended March 31, 2002 was 31.85% compared to 32.85% for the six months ended March 31, 2001.

Net Interest and Dividend Income.  Net interest and dividend income for the six months ended March 31, 2002 was $93.5 million compared to $84.3 million for the six months ended March 31, 2001, an increase of $9.1 million, or 10.8%. The net interest margin increased 12 basis points from

2.06% for the six months ended March 31, 2001 to 2.18% for the six months ended March 31, 2002.

Interest and Dividend Income.  Interest and dividend income for the six months ended March 31, 2002 was $283.2 million, a decrease of $8.1 million, or 2.8%, over the same period one year ago.

  Interest on loans decreased from $201.7 million for the six months ended March 31, 2001 to $190.3 million for the six months ended March 31, 2002. The decrease of $11.4 million was primarily the result of the average balance of loans decreasing $159.3 million to $5.38 billion for the six months ended March 31, 2002 and the average yield on loans decreasing 20 basis points to 7.08% for the six months ended March 31, 2002.
  Interest on mortgage-related securities decreased by $3.0 million, or 3.88%, from $77.4 million for the six months ended March 31, 2001 to $74.4 million for the six months ended March 31, 2002. This was primarily a result of a decrease in the average yield for the six months ended March 31, 2002 to 6.16%, from 6.74% for the six months ended March 31, 2001. This was partially offset by the average balance of mortgage-related securities increasing $117.2 million from $2.30 billion for the six months ended March 31, 2001 to $2.42 billion for the six months ended March 31, 2002.
  Interest income on investment securities increased $12.7 million from $401,000 (actual amount) for the six months ended March 31, 2001 to $13.1 million for the six months ended March 31, 2002. This increase was primarily due to an increase in the average balance of these assets of $493.3 million. For the six months just ended, the average balance was $506.4 million, with an average yield of 5.16%.
  Dividends earned on capital stock of the FHLB was $4.2 million for the six months ended March 31, 2002, compared to $6.5 million for the same period in fiscal year 2001. The average yield for the six months ended March 31, 2002 was 5.25% compared to 8.12% for the six months ended March 31, 2001. The average balance of FHLB stock was $161.9 million for the six-month period ended March 31, 2002, remained largely unchanged from one year ago.

Interest Expense.  Interest expense decreased during the six-month period ended March 31, 2002 to $189.7 million, down $17.3 million, or 8.34%, from the same period one year ago.

  Interest expense on deposits decreased from $107.4 million for the six months ended March 31, 2001 to $88.2 million for the six months ended March 31, 2002, a $19.2 million or 17.9% decrease. The average cost of deposits decreased to 4.09% for the six months ended March 31, 2002 from 5.42% for the six months ended March 31, 2001, or 133 basis points. The decrease in the average rate was partially offset by an increase in the average balance of deposits of $342.3 million, to $4.32 billion for the six months ended March 31, 2002.
  Interest expense on borrowings increased to $101.6 million from $99.6 million, a $2.0 million increase, or 1.96%. The average balance of borrowings increased from $3.21 billion for the six months ended March 31, 2001 to $3.31 billion for the six months ended March 31, 2002. The average cost of borrowings decreased from 6.14% for the six months ended March 31, 2001 to 6.08% for the six months ended March 31, 2002.

Provision for Loan Losses.  During the six months ended March 31, 2002 we recorded additional provisions for loan losses of $124,000 (actual amount).

Noninterest Expense.  Total noninterest expense increased $2.2 million to $32.5 million for the six months ended March 31, 2002, up from $30.3 million for the six months ended March 31, 2001. The increase was primarily due to increases of $966,000 (actual amount) in compensation expense and $538,000 (actual amount) in deposit and loan fees. The change in compensation expense is primarily due to additional costs associated with the ESOP as a result of market to market adjustments on shares deemed vested during the period. The change in deposit and loan fees is primarily due to increased loan volume.

Income Tax Expense.  Income tax expense increased from $22.6 million for the six-month period ended March 31, 2001 to $26.9 million for the six months ended March 31, 2002. The effective tax rate for the six-month period was 38.8%.  The change in the effective rate represents an increase of 0.7% over the effective rate for the fiscal year ended September 30, 2001.  This is primarily attributable to the increase in the market value of the Company's stock and the effect on market value based stock compensation related to the ESOP and RRP, which are non-deductible for tax purposes.

z

The following table presents average rate information for the periods indicated.

	For the Quarter Ended		For the Six Months Ended
	March 31,		March 31,
	2002	2001	2002	2001
Average Yield and Cost During Period:
Loans receivable	6.95%	7.33%	7.08%	7.28%
Mortgage-related securities	6.13	6.56	6.16	6.74
Investment securities	5.13	6.22	5.16	6.13
Cash and cash equivalents	1.60	5.45	1.89	5.78
Capital stock of FHLB	5.00	7.50	5.25	8.12
Average yield on interest earning assets	6.51	7.07	6.60	7.11
Deposits	3.90	5.38	4.09	5.42
FHLB Advances	6.13	6.14	6.14	6.14
Other borrowings	4.37	--	4.36	--
Average rate on interest bearing liabilities	4.84	5.72	4.95	5.74

The following table presents rate information at the periods indicated.

	At
	March 31,	September 30,
	2002	2001
Average Yield / Cost at End of Period:
Loans receivable	6.91%	7.21%
Mortgage-related securities	6.13	6.31
Investment securities	4.19	5.21
Deposits	3.77	4.55
FHLB Advances	6.14	6.14
Other borrowings	4.36	--

The following table presents performance ratios for the periods indicated.
	For the Quarter Ended		For the Six Months Ended
	March 31,		March 31,
	2002	2001	2002	2001
Performance Ratios:
Return on average assets	0.99%	0.96%	0.98%	0.95%
Return on average equity	9.10	7.96	8.81	7.91
Average interest rate spread during
the period	1.67	1.35	1.65	1.37
Net interest margin	2.22	2.08	2.18	2.06
Efficiency ratio	31.32	32.81	31.85	32.85
Ratio of earning assets to costing
liabilities	1.12	1.14	1.13	1.14
Capital Ratios:
Equity to total assets at end of period	10.92%	12.05%	10.92%	12.05%
Average equity to average assets	10.92%	12.05%	11.08%	12.00%

Liquidity and Commitments

The Bank's liquidity, represented by cash and cash equivalents and mortgage-related securities available-for-sale, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, advances from the FHLB, prepayments, and maturities of outstanding loans and mortgage-related securities, other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide additional control over liquidity levels to help meet lending requirements. We utilize FHLB advances to provide funds for our lending and investment activities and as an interest rate risk management tool.

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

At March 31, 2002:

  The total approved loan origination and purchase commitments outstanding amounted to $207.8 million.
  The unadvanced portion of construction loans was $20.6 million.
  Unused home equity lines of credit were $239.9 million.
  Outstanding letters of credit totaled $739,000 (actual amount).
  Certificates of deposit scheduled to mature in one year or less, totaled $1.80 billion.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

Capital

Consistent with our goals to operate a sound and profitable financial organization, we actively seek to maintain the Bank as "well capitalized" institution in accordance with regulatory standards. Total equity for the Bank was $985.3 million at March 31, 2002, or 11.16% of total assets on that date. As of March 31, 2002, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank's regulatory capital ratios at March 31, 2002 were as follows: Tier I (leverage) capital, 11.1%; Tier I risk-based capital, 27.0%; and total risk-based capital, 27.2%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

<Index>

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

The following tables sets forth the estimated percentage change in our net interest income over the next four-quarter period and our market value of portfolio equity at March 31, 2002 and September 30, 2001, based on the indicated instantaneous, parallel, and permanent changes in interest rates. The tables indicate the effects of the change in interest rates on the portfolios of assets and liabilities of the Bank as of March 31, 2002 as loans, mortgage-related securities and deposits mature, reprice or repay. These are, however, not the earnings expectations of management, but instead indicate what would happen without management intervention.

At March 31, 2002
	Estimated Change in
Change	Net Interest	Market Value
(in Basis Points)	Income	of Portfolio
in Interest Rates(1)	(next four quarters)	Equity
-300 bp	n/m	n/m
-200 bp	n/m	n/m
-100 bp	-2.06	4.38
0 bp	0	0
100 bp	-3.67	-18.50
200 bp	-8.07	-43.12
300 bp	-12.61	-67.56
At September 30, 2001
	Estimated Change in
Change	Net Interest	Market Value
(in Basis Points)	Income	of Portfolio
in Interest Rates(1)	(next four quarters)	Equity
-300 bp	n/m	n/m
-200 bp	-10.22	-23.53
-100 bp	-4.19	-6.84
0 bp	0	0
100 bp	-1.01	-10.13
200 bp	-3.17	-27.19
300 bp	-5.64	-46.72
  Assumes an instantaneous uniform change in interest rates at all maturities.

n/m   Not meaningful, some market rates would compute to a rate less than zero percent.

Net Interest Income.  The increased sensitivity in estimated net interest income for the four-quarter period beginning March 31, 2002 compared to September 30, 2001 is primarily the result of the steep yield curve, the shift up in the yield curve and the increased portion of our loan and mortgage-related securities portfolio that are fixed rate.

A steep yield curve, in increasing interest rate environments, causes modeled prepayments to slow limiting the amount of cash that can be reinvested at higher rates, while rates on short term savings accounts and certificates of deposit are repriced more quickly and by a larger relative amount compared to assets. The impact of this effect moved the modeled decreases in earnings from the up 200 basis point scenario at September 30, 2001 to the up 100 basis point scenario at March 31, 2002 primarily because interest rates were higher by approximately 100 basis points at many points on the yield curve at March 31, 2002 as compared to September 30, 2001. A steep yield curve provides the Bank the opportunity to price loans at a wider margin versus deposits compared to a yield curve that is relatively flat or inverted. This opportunity is not always realized, however, in environments when interest rates rise because the volume of loan cash flows available to reprice relative to the volume of repricing deposits decreases. The long-term FHLB funding remains fixed over the four-quarter period as does the modeled interest expense.

Generally, in decreasing rate scenarios, prepayments on fixed rate loans will increase, resulting in the reinvestment of the proceeds in lower rate assets. The long-term FHLB funding remains fixed over the period and certificates eligible to rollover may not decrease in rate as much as market rates. Repricing of some of our adjustable rate loans will also decrease yields on earning assets. These events can cause our net interest income to go down.

The results presented in the above table are based upon the assumption that the total composition of interest earning assets and interest bearing liabilities does not change and that the repricing of almost all assets or liabilities occur at market rates as of March 31, 2002, adjusted by the indicated rate shocks.

Market Value of Portfolio Equity.  The change in estimated market value of portfolio equity is most significant in the increasing rate scenarios primarily as a result of increased holdings of fixed rate loans and mortgage-related securities and changing valuations of the fixed-rate convertible advances from the FHLB.

Since fixed rate loans and mortgage-related securities are generally prepaid more slowly in an increasing rate environment, their market value decreases because the cash flows are pushed farther into the future, causing greater discounting of future cash flows. The valuations were made worse this quarter due to the higher interest rates on the measurement date. The increase in market rates used to value the loan portfolio causes loans made below current market rates (at March 31, 2002) to be valued at a discount compared to book value. As rates used to discount the contractual cash flows of the mortgage loan portfolio increase due to the modeled rate shocks, and prepayments slow, the valuations tend to be driven lower than in periods where market rates have gone down.

Convertible advances have the effect of lowering the market value of portfolio equity in rising rate environments because the FHLB is more likely to exercise its option to convert an advance thereby increasing the value of the option to the FHLB which, if exercised, shortens the repricing term for these liability cash flows. The FHLB has the option to convert a fixed rate advance on one given date for each advance to a floating rate advance with a 30 day repricing cycle. The advances we currently have all have a final maturity of ten years from the date of the advance with a conversion date either three years or five years from the date of the advance. The conversion dates occur in fiscal years 2003, 2004 and 2005. The maturities of these same advances are in fiscal years 2008, 2009 and 2010.

Deposits tended to have little effect on the valuation of the Bank because of the short-term nature of the certificate portfolio. The valuations were largely unchanged from September 30, 2001 to March 31, 2002.

Changes in portfolio composition.  The following tables provide information regarding the fixed and adjustable rate composition of our investment and mortgage-related securities, loan and certificates of deposit portfolios as well as the maturity and conversion option information, by fiscal year, for our FHLB convertible advances. These tables indicate the change in composition from September 30, 2001 to March 31, 2002.

Our investment and mortgage-related securities portfolio became more rate sensitive with the fixed rate component increasing by $511.7 million while the average yield decreased 61 basis points and the adjustable rate component decreased $170.4 million with a decrease in the average yield of 31 basis points. Overall, fixed rate mortgage-related securities comprise 82.9% of this portfolio at March 31, 2002 compared to 74.7% at September 30, 2001. The mortgage-related securities added during the period have a remaining average life of 3.4 years at March 31, 2002.

Our loan portfolio composition became more heavily weighted in fixed rate loans during the period. Fixed-rate loans comprised 71.5% of total loans at March 31, 2002 compared to 63.3% at September 30, 2001. The balance of fixed rate loans increased $384.2 million with a decrease in the average yield of 27 basis points, to 6.92%, at March 31, 2002 over the six month period. Adjustable-rate loans decreased in balance by $473.1 million over the six month period with a decrease in the average yield of 49 basis points at March 31, 2002.

Our certificates of deposit increased from September 30, 2001 to March 31, 2002 by $14.8 million and the average cost dropped 72 basis points between the two reporting dates. Certificates maturing in one-year or less decreased $243.0 million and the average cost dropped 84 basis points from September 30, 2001 to March 31, 2002.

During the quarter, the Bank adopted new core deposit life assumptions based upon a study of our core deposits over the preceding five fiscal years. The results of this study indicated that core deposits have longer lives than had previously been assumed which, when incorporated into our model, decreases the rate sensitivity of these accounts and improves our gap position. In addition, the Bank modified its loan prepayment assumptions. The assumptions previously used were based upon a survey of securities with characteristics similar to the securities and loans in our portfolio. The change now allows the Bank to model prepayments based upon market variables.

Because of the change in assumptions, comparing results of March 31, 2002 to those previously reported as of September 30, 2001, are not meaningful. However, results as of March 31, 2002 and September 30, 2001 without decay rates are more comparable. At September 30, 2001 our one-year gap, without decay rates applied to core deposits, was a negative 1.06% and at March 31, 2002 it was a negative 6.11%. This change has been driven in large part by the increase in our fixed-rate loan and mortgage-related securities portfolio with the increase in each portfolio comprised of loans and securities originated or purchased at current market rates with decreased likelihood of prepayment. The same characteristics that drive the change in our gap position also drive the decrease in our sensitivity to changes in market rates as shown in the decrease of our market value of portfolio equity.

In April 2002, the Bank purchased $263.7 million of adjustable-rate mortgage-backed securities. It is the Bank's intent to continue to purchase these types of securities and loans, as market conditions allow, to lower the fixed-rate portion of our loan and mortgage-related securities portfolios.

The following table presents the distribution of our loan portfolio at the periods indicated:
	At
	March 31, 2002		September 30, 2001
	Amount	Yield	Amount	Yield

Fixed-Rate Loans:
One- to four- family real estate	$ 3,712,818	6.97%	$ 3,325,204	7.21%
Other real estate	85,517	7.58	83,492	7.75
Non real estate	41,414	8.21	46,871	8.53
Total Fixed-Rate Loans:	3,839,749	7.00%	3,455,567	7.24%

Adjustable-Rate Loans:
One- to four- family real estate	1,366,573	6.80	1,841,457	7.15
Other real estate	15,919	6.41	18,176	7.14
Non real estate	146,914	5.57	142,853	7.28
Total Adjustable-Rate loans	1,529,406	6.68%	2,002,486	7.16%
Total Loans	$ 5,369,155	6.91%	$ 5,458,053	7.21%

Less:
Loans in process	20,595		20,057
Deferred fees and discounts	17,223		16,652
Allowance for loan losses	4,859		4,837
Total loans receivable, net	$ 5,326,478		$ 5,416,507

The following table presents the distribution of our investment portfolio at the periods indicated:
	March 31, 2002		September 30, 2001
	Balance	Rate	Balance	Rate
Fixed Rate Investments:
Short-term certificates	$ 200,000	1.64%	--	--%
Agency bonds	501,549	5.21	$ 502,283	5.21
Mortgage-backed securities, at cost	605,980	6.43	685,819	6.53
Mortgage-related securities, at cost	1,290,910	6.28	898,643	6.60
Total fixed rate investments	2,598,439	5.75%	2,086,745	6.24%

Adjustable Rate Investments:
Mortgage-backed securities, at cost	531,393	5.53	677,118	5.94
Mortgage-related securities, at cost	3,616	8.02	28,302	3.95
Total adjustable rate investments	535,009	5.55%	705,420	5.86%
Total Investments, at cost	$ 3,133,448	5.72%	$ 2,792,165	6.15%

The following table present the maturity of certificates of deposit at the periods indicated:
	March 31, 2002		September 30, 2001
Certificates maturing within	Balance	Rate	Balance	Rate
0 to 3 month	$ 558,755	4.63%	$ 629,924	5.53%
3 to 6 months	583,763	4.43	506,279	5.35
6 months to one year	659,251	4.17	908,594	4.97
One year to two years	980,119	4.75	701,133	5.34
After two years	424,166	5.16	445,347	5.68
Total certificates maturing	$ 3,206,054	4.60%	$ 3,191,277	5.32%

The following table presents the maturity of FHLB advances.
Conversion	Maturity by Fiscal Year
option by	2008		2009		2010		Total
Fiscal Year	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
2003	$ 225,000	5.68%	0	0.00%	$ 175,000	6.28%	$ 400,000	5.94%
2004	0	0.00	725,000	5.60	1,000,000	6.27	1,725,000	5.99
2005	0	0.00	0	0.00	1,075,000	6.45	1,075,000	6.45
Total	$ 225,000	5.68%	$ 725,000	5.60%	$ 2,250,000	6.35%	$ 3,200,000	6.14%

<Index>

Part 2 -   OTHER INFORMATION

Item 1.  Legal Proceedings
 Not Applicable
<Index>

Item 2.  Change in Securities and Use of Proceeds
Not applicable
<Index>

Item 3.  Defaults Upon Senior Securities
Not applicable
<Index>

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable
<Index>

Item 5.  Other Information
Not applicable
<Index>

Item 6.  Exhibits and Reports on Form 8-K
No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

<Index>

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL

Date:   May 14, 2002                                           By:   /s/ John C. Dicus
                                                                                     John C. Dicus, Chairman and
                                                                                     Chief Executive Officer

Date:   May 14, 2002                                          By:   /s/ Neil F. M. McKay
                                                                                    Neil F.M. McKay, Executive Vice President
                                                                                    and Chief Financial Officer

<Index>