Form 10-Q
period 2002-06-30
CAPITOL FEDERAL FINANCIAL
filed 2002-08-13
CIK 1074433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarter ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock 73,549,542 Class Shares Outstanding as of August 7, 2002

FORM 10-Q
Capitol Federal Financial
INDEX

PART 1 -- FINANCIAL INFORMATION

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share counts)
	June 30,	September 30,
	2002	2001
	(Unaudited)
ASSETS:
Cash and cash equivalents	$ 95,992	$ 153,462
Investment securities held to maturity, at cost (market value of $521,565
and $520,099)	501,181	502,283
Capital stock of Federal Home Loan Bank, at cost	161,000	162,350
Mortgage-related securities:
Available-for-sale, at market (amortized cost of $1,152,382 and $1,041,069)	1,175,312	1,059,110
Held-to-maturity, at cost (market value of $1,448,045 and $1,294,248)	1,419,396	1,248,813
Loans held for sale, net	17,790	16,904
Loans receivable, net	5,349,404	5,416,507
Premises and equipment, net	23,135	22,494
Real estate owned, net	2,642	1,031
Accrued interest receivable	45,258	47,219
Other assets	4,131	5,270
TOTAL ASSETS	$ 8,795,241	$ 8,635,443

LIABILITIES:
Deposits	$ 4,431,321	$ 4,285,835
Advances from Federal Home Loan Bank	3,200,000	3,200,000
Other borrowings, net	106,344	--
Advance payments by borrowers for taxes and insurance	19,946	40,161
Accrued and deferred income taxes payable	19,899	24,625
Accounts payable and accrued expenses	41,960	36,560
Total Liabilities	7,819,470	7,587,181

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares
authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 authorized; 91,512,287
shares issued as of June 30, 2002 and September 30, 2001	915	915
Additional paid-in-capital	392,706	387,018
Retained earnings	861,629	809,127
Accumulated other comprehensive income	14,234	11,457
Unearned compensation, Employee Stock Ownership Plan	(22,684)	(24,197)
Unearned compensation, Recognition and Retention Plan	(4,450)	(6,156)
Less shares held in treasury (17,363,459 and 11,103,005 shares as of
June 30, 2002 and September 30, 2001, at cost)	(266,579)	(129,902)
Total Stockholders' Equity	975,771	1,048,262

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 8,795,241	$ 8,635,443

See accompanying notes to consolidated interim financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share amounts)
	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
INTEREST AND DIVIDEND INCOME:
Loans receivable	$ 91,823	$ 100,128	$ 282,091	$ 301,804
Mortgage-related securities	38,310	36,660	112,736	114,090
Investment securities	6,544	2,483	19,614	2,884
Cash and cash equivalents	329	2,770	1,517	8,066
Capital stock of Federal Home Loan Bank	1,907	2,854	6,148	9,383
Total interest and dividend income	138,913	144,895	422,106	436,227

INTEREST EXPENSE:
Deposits	40,487	52,895	128,644	160,275
Borrowings	50,672	49,628	152,236	149,240
Total interest expense	91,159	102,523	280,880	309,515

Net interest and dividend income	47,754	42,372	141,226	126,712
Provision for loan losses	60	--	184	--
Net interest and dividend income after
provision for loan losses	47,694	42,372	141,042	126,712

OTHER INCOME:
Automated teller and debit card transaction fees	1,597	1,469	4,499	4,137
Checking account transaction fees	1,234	935	3,349	2,536
Loan fees	344	410	1,133	1,576
Insurance commissions	458	422	1,387	1,506
Other, net	1,145	672	2,981	2,168
Total other income	4,778	3,908	13,349	11,923

OTHER EXPENSES:
Salaries and employee benefits	10,302	9,302	29,124	27,158
Occupancy of premises	2,291	2,551	7,276	7,255
Office supplies and related expenses	1,125	1,061	2,813	2,727
Deposit and loan transaction fees	1,218	1,465	3,711	3,420
Advertising	1,137	952	2,616	2,168
Federal insurance premium	195	192	592	589
Other, net	1,494	1,128	4,142	3,653
Total other expenses	17,762	16,651	50,274	46,970

Income before income tax expense	34,710	29,629	104,117	91,665

Income tax expense	13,641	10,815	40,586	33,458
NET INCOME	$ 21,069	$ 18,814	$ 63,531	$ 58,207

Basic earnings per share	$ 0.29	$ 0.24	$ 0.88	$ 0.75
Diluted earnings per share	$ 0.29	$ 0.24	$ 0.86	$ 0.74

See accompanying notes to consolidated interim financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in thousands)
				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-In	Retained	Comprehensive	Compensation	Compensation	Treasury
	Stock	Capital	Earnings	Income	(ESOP)	(RRP)	Stock	Total

Balance at October 1, 2001	$915	$387,018	$809,127	$11,457	($24,197)	($6,156)	($129,902)	$1,048,262
Comprehensive Income:
Net income			63,531					63,531
Change in unrealized gain on available
for sale securities, net of deferred income
tax ($2,110)				2,777				2,777
Total Comprehensive income								66,308

Change in Employee Stock Ownership Plan		1,948			1,513			3,461
Change in Recognition and Retention Plan		1,629				1,706	30	3,365
Acquisition of treasury stock							(143,219)	(143,219)
Stock options exercised		2,111	(599)				6,512	8,024
Dividends on common stock to
stockholders ($0.54 per share)			(10,430)					(10,430)
Balance at June 30, 2002	$915	$392,706	$861,629	$14,234	($22,684)	($4,450)	($266,579)	$975,771

See accompanying notes to consolidated interim financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)
	For the Nine Months Ended
	June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,531	$58,207
Adjustments to reconcile net income to net cash provided
by operating activities:
Amortization of net deferred loan origination fees	(5,036)	(2,707)
Provision for loan losses	184	--
Net loan origination fees capitalized	5,528	3,303
Gain on sale of loans held for sale	(14)	(6)
Gain on sales of real estate owned, net	(116)	(120)
Originations of loans held for sale	(6,602)	(6,415)
Proceeds from sales of loans held for sale	5,745	12,196
Amortization and accretion of premiums and discounts on
mortgage-related securities and investment securities	2,560	3,778
Depreciation and amortization on premises and equipment	2,504	2,562
Amortization of capitalized cost on other borrowings	129	--
Common stock committed to be released for allocation - ESOP	3,462	2,416
Amortization of unearned compensation - RRP	1,706	1,735
Recognition and Retention Plan shares sold for employee withholding tax purposes	(66)	31
Changes in:
Accrued interest receivable	1,961	(2,656)
Other assets	1,137	2,948
Income taxes payable	670	1,210
Accounts payable and accrued expenses	1,004	(6,743)
Net cash provided by operating activities	78,287	69,739

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities	201,350	15,100
Purchases of investment securities	(200,000)	(502,798)
Principal collected on mortgage-related securities available-
for-sale	249,957	218,601
Principal collected on mortgage-related securities held-to-
maturity	546,106	368,681
Purchases of mortgage-related securities available-for-sale	(363,521)	--
Purchases of mortgage-related securities held-to-maturity	(715,898)	(250,131)
Loan originations net of principal collected	(283,561)	(279,518)
Principal collected net of loans purchased	346,939	271,314
Purchases of premises and equipment, net	(3,145)	(1,697)
Proceeds from sales of real estate owned	2,043	2,122
Net cash used in investing activities	(219,730)	(158,326)

<Index>

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(10,430)	(10,244)
Deposits, net of payments	145,486	270,799
Proceeds from advances from Federal Home Loan Bank	20,000	--
Proceeds from other borrowings	116,389	--
Repayments on advances from Federal Home Loan Bank	(20,000)	(25,000)
Repayments on other borrowings	(10,174)	--
Payments for the repurchase of common stock	(143,219)	(20,595)
Stock options exercised	6,136	746
Change in advance payments by borrowers for taxes and
insurance	(20,215)	(17,746)
Net cash provided by financing activities	83,973	197,960

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(57,470)	109,373
CASH AND CASH EQUIVALENTS:
Beginning of Period	153,462	133,034
End of Period	$ 95,992	$ 242,407

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING TRANSACTIONS:
Loans transferred to real estate owned	$3,551	$2,079
Loans made on the sale of real estate owned	--	$98
Treasury stock issued to RRP, net of forfeited shares	$30	$21
Equity adjustment for tax effect of RRP shares	$1,485	--
Equity adjustment for tax effect of disqualifying
disposition of incentive stock options	$2,127	--

See accompanying notes to consolidated interim financial statements.

<Index>

Notes to Consolidated Interim Financial Statements

1.   Basis of Financial Statement Presentation and Significant Accounting Policies
The accompanying consolidated financial statements of Capitol Federal Financial and subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K to the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 addresses financial accounting and reporting for the early retirement of debt. The Company does not believe that the adoption of SFAS No. 145 will have a significant impact on its financial statements. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after May 1, 2002 .
<Index>

3.   Loan Portfolio
The following table presents the Company's loan portfolio at the dates indicated.

	June 30, 2002			September 30, 2001
	Amount	% of Total	Yield	Amount	% of Total	Yield

Real Estate Loans:
One- to four-family	$5,100,120	94.51%	6.86%	$5,166,660	94.66%	7.19%
Multi-family	46,483	0.86	7.83	48,991	0.90	7.96
Commercial	5,191	0.10	8.13	7,966	0.15	8.12
Construction and development	49,508	0.92	6.64	44,712	0.82	7.21
Total real estate loans	5,201,302	96.39	6.87	5,268,329	96.53	7.20

Consumer loans:
Savings loans	12,440	0.23	6.23	14,466	0.26	7.29
Home improvement	1,621	0.03	8.38	1,970	0.04	9.32
Automobile	7,725	0.14	8.40	10,346	0.19	8.46
Home equity	171,358	3.17	5.88	161,239	2.95	7.50
Other	1,904	0.04	11.24	1,703	0.03	11.40
Total consumer loans	195,048	3.61	6.08	189,724	3.47	7.59

Total loans receivable	5,396,350	100.00%	6.84%	5,458,053	100.00%	7.21%

Less:
Loans in process	24,937			20,057
Deferred fees and discounts	17,145			16,652
Allowance for losses	4,864			4,837
Total loans receivable, net	$5,349,404			$5,416,507

<Index>

  Non-Performing Loans

The following table presents the Company's non-performing loans, including non-accrual loans and real estate owned, at the dates indicated.
	June 30,	September 30,
	2002	2001
Non-accruing loans:
One- to four-family	$7,393	$6,384
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	230	276
Total	$7,623	$6,660

Accruing loans delinquent more than 90 days:
One- to four-family	--	--
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	--	--
Total	--	--

Real Estate Owned:
One- to four-family	$2,581	$1,031
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	--	--
Total	$2,581	$1,031

Total non-performing assets	$10,204	$7,691

Non-performing assets to total assets	0.12%	0.09%
Non-performing loans to total loans	0.14%	0.12%
Allowance for loan losses to non-
performing loans	63.81%	72.63%
Allowance for loan losses to loans
receivable, net	0.09%	0.09%

<Index>

5.   Allowance for Loan Losses
 The following table presents the Company's activity for loan losses at the dates and for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Balance at the beginning of period	$4,859	$4,822	$4,837	$4,596

Charge offs:
One- to four-family	26	36	101	47
Multi-family	--	--	--	--
Commercial real estate	--	--	--	--
Construction or development	--	--	--	--
Consumer	30	13	57	28
Total charge-offs	56	49	158	75

Recoveries:
One- to four-family	--	--	--	2
Multi-family	--	--	--	250
Commercial real estate	--	--	--	--
Construction or development	--	--	--	--
Consumer	1	--	1	--
Total recoveries	1	--	1	252

Net charge-offs	55	49	157	(177)
Additions charged to operations	60	--	184	--
Balance at end of period	$4,864	$4,773	$4,864	$4,773

6.   Deposits
The table below presents the Company's savings portfolio at the dates indicated.
	June 30, 2002			September 30, 2001
	Amount	% of Total	Average Rate	Amount	% of Total	Average Rate

Demand deposits	$ 357,227	8.06%	0.43%	$ 322,277	7.52%	0.65%
Passbook and passcard	108,447	2.45	1.14	99,649	2.33	1.98
Money market	783,533	17.68	2.15	672,632	15.69	3.16
Certificates	3,182,114	71.81	4.36	3,191,277	74.46	5.32
Total deposits	$ 4,431,321	100.00%	3.57%	$ 4,285,835	100.00%	4.55%

<Index>

7.   Earnings Per Share
 Basic and diluted earnings were $0.29 per share for the quarter ended June 30, 2002. The Company accounts for the 3,024,574 shares acquired by its ESOP in accordance with SOP 93-6 and the shares acquired for its Recognition and Retention Plan (RRP) in a manner similar to the ESOP shares. Shares acquired by the ESOP and the RRP are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee's individual account. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Net Income	$ 21,069	$ 18,814	$ 63,531	$ 58,207

Average common shares outstanding	70,234,007	76,071,787	70,533,860	76,346,649
Average allocated ESOP shares outstanding	706,288	504,650	655,693	454,055
Average allocated RRP shares outstanding	720,549	464,549	582,681	326,681
Total basic average common shares
outstanding	71,660,844	77,040,986	71,772,234	77,127,385

Effect of dilutive RRP shares	380,588	402,360	469,312	476,823
Effect of dilutive stock options	1,567,541	1,362,232	1,593,603	1,269,911
Total diluted average common shares
outstanding	73,608,973	78,805,578	73,835,149	78,874,119

Net earnings per share
Basic	$ 0.29	$ 0.24	$ 0.88	$ 0.75
Diluted	$ 0.29	$ 0.24	$ 0.86	$ 0.74

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

Critical Accounting Policies

The Company's critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of June 30, 2002, have remained unchanged from September 30, 2001. Our primary policy involving significant judgment and assumptions relates to the allowance for loan losses. Disclosure on this critical accounting policy is incorporated by reference under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2001.

Financial Condition

Assets.  Total assets of the Company increased $159.8 million from $8.64 billion at September 30, 2001 to $8.80 billion at June 30, 2002. The increase from September 30, 2001 was primarily due to the growth in the Company's mortgage-related securities portfolio, which was partially offset by a decrease in our loan portfolio and in cash and cash equivalents.

  Mortgage-related securities increased $286.8 million, or 12.4%, from $2.31 billion at September 30, 2001 to $2.59 billion at June 30, 2002. During the current quarter we purchased $364.0 million of adjustable rate mortgage-backed securities, bringing the total purchased through June 30, 2002, to $1.08 billion, with an average yield of 5.78%. Subsequent to June 30, 2002, the Bank purchased an additional $160.2 million of adjustable rate mortgage-related securities with an average yield of 4.85%. The purchase of adjustable rate securities is part of our strategy to provide interest rate risk and earnings protection in a rising rate environment.
  The loan portfolio decreased $67.1 million, or 1.2%, from $5.42 billion at September 30, 2001 to $5.35 billion at June 30, 2002. Despite record loan originations of $1.19 billion during the nine month period, and loan purchases of $81.0 million, the balance of the loan portfolio decreased primarily due to repayments of $1.07 billion. The amount of originations and purchases excluding amounts refinanced was $966.6 million. Adjustable rate products comprised 33.0% of total originations and purchases during the period. The average yield on our loan portfolio decreased 37 basis points from 7.21% at September 30, 2001 to 6.84%.

Loans may be modified under a program that provides current borrowers with the opportunity to change their existing term to maturity and/or rate of interest. The loan is then re-amortized. The program requires a fee to be paid by the borrower of $650.00 to $950.00. This program allows us to retain our relationship with the borrower who might otherwise attain home financing elsewhere. Loans with rate modifications totaled $592.7 million, an increase of $394.1 million, or a 208.1%increase over the same period, one-year ago. The average rate on loans modified during the nine month period decreased 104 basis points from 7.36% to 6.32%.

Loans refinanced totaled $303.4 million since September 30, 2001, an increase of $163.6 million or 117.1%, compared to the same period one-year ago. The yield on loans refinanced for the period ended June 30, 2002 was 6.26%, 8 basis points less than the average rate on loan originations.
  Cash and cash equivalents decreased $57.5 million, or 37.5%, from $153.5 million at September 30, 2001 to $96.0 million at June 30, 2002. The decrease in the balance was due primarily to the use of cash to purchase mortgage-related securities.

The following tables present average balance information for the periods indicated.

	Average Balances for the
	Quarter Ended June 30,		Change From Prior Period
	2002	2001	Amount	Percent
Selected Balance Sheet Data:
Total assets	$ 8,798,043	$ 8,463,727	$ 334,316	3.95%
Loans receivable	5,350,547	5,506,779	(156,232)	(2.84)
Mortgage-related securities	2,568,781	2,236,714	332,067	14.85
Investment securities	508,016	194,577	313,439	161.09
Cash and cash equivalents	83,565	261,980	(178,415)	(68.10)
Capital stock of FHLB	161,053	161,250	(197)	(0.12)
Deposits	4,400,488	4,130,321	270,167	6.54
FHLB advances	3,200,220	3,200,000	220	0.01
Borrowings, other	106,324	--	106,324	n.m.
Stockholder's equity	969,877	1,018,937	(49,060)	(4.81)

	Average Balances for the
	Nine Months Ended June 30,		Change From Prior Period
	2002	2001	Amount	Percent
Selected Balance Sheet Data:
Total assets	$ 8,727,387	$ 8,354,777	$ 372,610	4.46%
Loans receivable	5,369,338	5,527,604	(158,266)	(2.86)
Mortgage-related securities	2,466,588	2,278,880	187,708	8.24
Investment securities	506,919	73,575	433,344	588.98
Cash and cash equivalents	112,007	209,854	(97,847)	(46.63)
Capital stock of FHLB	161,613	161,250	363	0.23
Deposits	4,346,494	4,028,238	318,256	7.90
FHLB advances	3,201,703	3,207,179	(5,476)	(0.17)
Borrowings, other	105,560	--	105,560	n.m.
Stockholder's equity	966,302	1,003,470	(37,168)	(3.70)

n.m. - Not meaningful for comparison to previous periods.

The following table presents loan and investment information for the periods indicated.

	At
	June 30,	September 30,	Change from Prior Period
	2002	2001	Amount	Percent
Selected Loan and Investment Data:
Loans serviced for others	$ 209,796	$ 278,703	$ (68,907)	(24.72)%
Fair-value of securities HTM	1,969,610	1,814,347	155,263	8.56
Amortized cost of AFS securities	1,152,382	1,041,069	111,313	10.69
Amortized cost of MBS	1,402,610	1,362,935	39,675	2.91
Amortized cost of CMOs	1,169,167	926,945	242,222	26.13

The following table presents loan origination, purchase, and modification activity for the periods indicated.

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2002			June 30, 2002
Fixed Rate	Amount	Yield	% of Total	Amount	Yield	% of Total
Origination - One- to four-family	$ 171,555	6.79%	45.16%	$ 596,857	6.60%	47.00%
Refinance - One- to four-family	34,893	6.68	9.19	231,179	6.39	18.20
Multi-family and commercial	446	7.51	0.12	1,805	7.62	0.14
Consumer Loans	7,385	7.35	1.94	21,018	7.51	1.65

Adjustable Rate
Origination - One- to four-family	60,345	5.75	15.88	158,627	5.87	12.49
Refinance - One- to four-family	13,607	5.61	3.58	72,223	5.86	5.69
Consumer Loans	37,601	5.51	9.90	107,320	5.80	8.45
Purchased Loans	54,057	5.58	14.23	80,988	5.75	6.38
Total Originations and Purchases	$ 379,889	6.29%	100.00%	$ 1,270,017	6.32%	100.00%

Mortgage-related securities	$ 364,049	4.89%		$ 1,079,418	5.79%
Mortgage loan modifications	$ 50,981			$ 660,707

Our level of non-performing loans continues to be minimal because of the underwriting standards on the loans we originate and purchase. At June 30, 2002 our ratio of non-performing loans to total loans was 0.14%, compared to 0.12% at September 30, 2001. The increase in the balance of non-performing loans represents an increase in loans entering foreclosure and real estate owned. The increase in real estate owned resulted from an increase of 23 property foreclosures, totaling $1.6 million, or an average balance less than $70 thousand per property, since September 30, 2001. Non-performing loans includes loans primarily either 90 days or more delinquent or in the process of foreclosure. Loans 90 days or more delinquent, as a component of non-performing assets have decreased $837 thousand, while loans in some stage of foreclosure have increased $1.8 million since September 30, 2001. Loans 30 to 89 days delinquent, which are not reported as non-performing loans, have decreased approximately 27% since September 30, 2001.

The allowance for loan losses as a percentage of non-performing loans was 63.81% at June 30, 2002 compared to 72.63% at September 30, 2001. Charge-offs year-to-date, of $158 thousand, represent 1.5% of non-performing assets and less than 0.01% of the outstanding balance of loans receivable.

Liabilities.  Deposits increased $145.5 million, or 3.4%, from $4.29 billion at September 30, 2001 to $4.43 billion at June 30, 2002. The money market and demand deposit accounts increased by $110.9 million and $35.0 million, respectively, partially offset by a decrease in certificates of $9.2 million or approximately 1.0%.

Other borrowings increased due to the loan taken out by the Company, the proceeds of which were used to fund the repurchase of shares obtained in the modified dutch auction tender. The effective rate paid by the Company for the first nine months was 4.22%, while the rate for the next three months will be 3.65%.

The following table presents deposit activity for the periods indicated.

	For the Quarter Ended		For the Nine Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Deposit activity:
Opening balance	$4,442,655	$4,092,805	$4,285,835	$3,956,329
Deposits	1,611,090	1,698,140	4,660,121	4,503,265
Withdrawals	1,658,409	1,610,640	4,629,018	4,373,694
Interest credits	35,985	46,823	114,383	141,228
Ending balance	$4,431,321	$4,227,128	$4,431,321	$4,227,128

Net increase (decrease)	$ (11,334)	$ 134,323	$ 145,486	$ 270,799

Equity.  Total stockholders' equity decreased $72.5 million, or 6.9%, from $1.05 billion at September 30, 2001, to $975.8 million at June 30, 2002. At June 30, 2002, book value per share was $13.67 compared to $13.58 at September 30, 2001. Our equity to assets ratio was 11.09% at June 30, 2002 compared to 12.14% at September 30, 2001. Return on average equity was 8.69% for the quarter and 8.77% for the nine months ended June 30, 2002.

The decrease in the balance of stockholders' equity was due primarily to the repurchase of 6,900,918 shares during the nine month period ended June 30, 2002 at a total cost of $143.2 million and dividends paid of $10.4 million. The total number of treasury shares at June 30, 2002 was 17,363,459 with 74,148,828 shares outstanding. The Company continued to repurchase shares in the open market after the end of the quarter. Subsequent to June 30, 2002, the Company has repurchased an additional 611,586 shares at a cost of $16.4 million. The current stock repurchase plan has 2,147,404 shares authorized and 1,659,828 repurchased. These actions were partially offset by year-to-date net income of $63.5 million and an increase in the balance of unrealized gains on securities available-for-sale, net of income taxes of $2.8 million.

During the quarter, the Company paid a $0.19 per share dividend on May 17, 2002 to holders of record as of May 3, 2002. At its meeting on July 16, 2002, the Board declared a $0.20 per share dividend to holders of record on August 2, 2002, payable on August 16, 2002.

Comparison of Operating Results for the Three Months Ended June 30, 2002 and 2001

General.  For the three months ended June 30, 2002, the Company recognized net income of $21.1 million, compared to net income of $18.8 million for the three months ended June 30, 2001, an increase of $2.3 million, or 12.2%. The Company's efficiency ratio for the quarter ended June 30, 2002 was 33.83% compared to 35.98% for the quarter ended June 30, 2001.

Net Interest Income.  Net interest and dividend income for the three months ended June 30, 2002 was $47.8 million, an increase of $5.4 million, or 12.7% from the same period last year.

  The increase was in part due to an increase in the average balance of mortgage-related securities of $332.1 million and investment securities of $313.4 million, partially offset by a decrease in the average yield on our loan portfolio of 40 basis points, a decrease in the average yield on mortgage-related securities of 59 basis points and a decrease in the average balance of our loan portfolio of $156.2 million.
  The increase was also due in part to a decrease in the average cost of deposits. The average rate paid on deposits decreased 144 basis points from 5.13% for the three month period ending June 30, 2001 to 3.69% for the same period ending June 30, 2002. This was partially offset by an increase in average interest-bearing liabilities of $376.7 million to $7.71 billion at June 30, 2002. Driven primarily by the decrease in the cost of deposits, interest expense was down $11.4 million for the current quarter compared to the same quarter one year ago.
  The net interest margin for the quarter increased 17 basis points to 2.20% from 2.03% for the same quarter one year ago. The Company's net interest rate spread at June 30, 2002 was 1.70%, 34 basis points higher than the same quarter one year ago.

Interest and Dividend Income.  Interest and dividend income for the three months ended June 30, 2002 was $138.9 million, down $6.0 million from the same period last year, a decrease of 4.1%.

  Interest on loans decreased from $100.1 million for the three months ended June 30, 2001 to $91.8 million for the three months ended June 30, 2002. This decrease of $8.3 million was primarily the result of a decrease in the average yield and a decrease in the average balance of loans. The average yield on loans decreased 40 basis points to 6.87% for the quarter ended June 30, 2002 from 7.27% one-year ago. The average balance of loans receivable decreased $156.2 million to $5.35 billion for the three months ended June 30, 2002 compared to the same period one year ago.
  Interest income on mortgage-related securities increased $1.6 million from $36.7 million for the quarter ended June 30, 2001 to $38.3 million for the quarter ended June 30, 2002. The increase was due primarily to an increase in the average balance of $332.1 million, partially offset by a decrease in the average yield of 59 basis points from 6.56% for the quarter ended June 30, 2001 to 5.97% for the quarter ended June 30, 2002.
  Interest income on investment securities increased $4.0 million from $2.5 million for the quarter ended June 30, 2001 to $6.5 million for the quarter ended June 30, 2002. This increase was due primarily to an increase in the average balance of $313.4 million. The average balance of these assets during the quarter was $508.0 million with an average yield of 5.15%.
  Dividend income on capital stock in the FHLB for the quarter ended June 30, 2002 was $1.9 million compared to $2.9 million for the quarter ended June 30, 2001. The average yield during the quarter was 4.75% compared to 7.10% for the same quarter one year ago.

Interest Expense.  Interest expense decreased for the quarter ended June 30, 2002 to $91.2 million, down $11.4 million, or 11.1%, from the same period one year ago.

  For the quarter ended June 30, 2002 interest expense on deposits was $40.5 million compared to $52.9 million for the quarter ended June 30, 2001, a decrease of $12.4 million. The average balance of deposits during the quarter ended June 30, 2002 was $4.40 billion compared to $4.13 billion for the quarter ended June 30, 2001, an increase of $270.2 million, or 6.5%. The average rate paid on deposits for the quarter ended June 30, 2002 was 3.69% compared to 5.13% for the quarter ended June 30, 2001, a decrease of 144 basis points.

  Interest expense on borrowings for the quarter ended June 30, 2002 was $50.7 million compared to $49.6 million for the quarter ended June 30, 2001, an increase of $1.1 million or 2.1%. The average balance of borrowings for the quarter ended June 30, 2002 was $3.31 billion compared to $3.20 billion for the quarter ended June 30, 2001, an increase of $106.5 million, or 3.3%. The average cost of borrowings for the quarter ended June 30, 2002 was 6.07% compared to 6.14% for the quarter ended June 30, 2001.

Provision for Loan Losses.  During the quarter, we recorded an additional provision for loan losses of $60 thousand. The appropriateness of the provision, determined by management, is based upon an evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends, collateral values, loan volumes and concentrations and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of loans. The amounts that might actually be recorded as losses can vary significantly from the estimated amounts.

Non-interest Income.  During the quarter, non-interest income was $4.8 million, up $870 thousand or 22.3%, over the same period one year ago. The increase was primarily due to increases in fees charged on saving accounts and an increase in check card income.

Non-interest Expense.  Total non-interest expense increased $1.1 million to $17.8 million for the quarter ended June 30, 2002 compared to $16.7 million for the same period in 2001. The change over the previous year was primarily due to an increase in compensation expense. The increase was primarily the result of increases in the cost of the ESOP due to the increase in the average price of the Company's stock during the period, salary expense due to increased staff and normal increases in compensation, and a decrease in compensation expense deferred under FAS 91 due to a decrease in loan originations during the current period, compared to the same period one year ago, of approximately 22.9%.

Income Tax Expense.  Income tax expense increased from $10.8 million for the quarter ended June 30, 2001, to $13.6 million for the quarter ended June 30, 2002. The effective tax rate for the quarter was 39.3%. The change in the effective rate represents an increase of 2.8% over the effective rate for the same period, one year ago. This was primarily attributable to the increase in the market value of the Company's stock and its effect on market value-based stock compensation related to the ESOP, which is non-deductible for tax purposes.

Comparison of Operating Results for the Nine Months Ended June 30, 2002 and 2001

General.  For the nine months ended June 30, 2002, the Company recognized net income of $63.5 million compared to net income of $58.2 million for the nine months ended June 30, 2001, an increase of $5.3 million or 9.1%. The efficiency ratio, for the nine months ended June 30, 2002 was 32.52% compared to 33.90% for the nine months ended June 30, 2001.

Net Interest and Dividend Income.  Net interest and dividend income for the nine months ended June 30, 2002 was $141.2 million compared to $126.7 million for the nine months ended June 30, 2001, an increase of $14.5 million, or 11.4%. The net interest margin increased 14 basis points from 2.05% for the nine months ended June 30, 2001 to 2.19% for the nine months ended June 30, 2002.

Interest and Dividend Income.  Interest and dividend income for the nine months ended June 30, 2002 was $422.1 million, a decrease of $14.1 million, or 3.2%, over the same period one year ago.

  Interest on loans decreased from $301.8 million for the nine months ended June 30, 2001 to $282.1 million for the nine months ended June 30, 2002. The decrease of $19.7 million was primarily the result of the average yield on loans decreasing 27 basis points to 7.01%, and the average balance decreasing $158.3 million to $5.37 billion, for the nine months ended June 30, 2002.
  Interest on mortgage-related securities decreased by $1.4 million, or 1.2%, from $114.1 million for the nine months ended June 30, 2001 to $112.7 million for the nine months ended June 30, 2002. This was primarily a result of a decrease in the average yield for the nine months ended June 30, 2002 to 6.09%, from 6.68% for the nine months ended June 30, 2001. This was partially offset by the average balance increasing $187.7 million from $2.28 billion for the nine months ended June 30, 2001 to $2.47 billion for the nine months ended June 30, 2002.
  Interest income on investment securities increased $16.7 million from $2.9 million for the nine months ended June 30, 2001 to $19.6 million for the nine months ended June 30, 2002. This increase was primarily due to an increase in the average balance of $433.3 million. For the nine months just ended, the average balance was $506.9 million, with an average yield of 5.16%.
  Dividends earned on capital stock of the FHLB were $6.1 million for the nine months ended June 30, 2002, compared to $9.4 million for the nine months ended June 30, 2001. The average yield for the nine months ended June 30, 2002 was 5.09% compared to 7.78% for the nine months ended June 30, 2001. The average balance was $161.6 million for the nine month period ended June 30, 2002, largely unchanged from one year ago.

Interest Expense.  Interest expense decreased during the nine month period ended June 30, 2002 to $280.9 million, down $28.6 million, or 9.3%, from the same period one year ago.

  Interest expense on deposits decreased from $160.3 million for the nine months ended June 30, 2001 to $128.6 million for the nine months ended June 30, 2002, a $31.6 million or 19.7% decrease. The average cost of deposits decreased to 3.95% for the nine months ended June 30, 2002 from 5.32% for the nine months ended June 30, 2001, or 137 basis points. The decrease in the average rate was partially offset by an increase in the average balance of $318.3 million, to $4.35 billion for the nine months ended June 30, 2002.
  Interest expense on borrowings increased to $152.2 million from $149.2 million, a $3.0 million increase, or 2.0%. The average balance increased from $3.21 billion for the nine months ended June 30, 2001 to $3.31 billion for the nine months ended June 30, 2002. The average cost of borrowings decreased from 6.14% for the nine months ended June 30, 2001 to 6.08% for the nine months ended June 30, 2002.

Provision for Loan Losses.  During the nine months ended June 30, 2002 we recorded additional provisions for loan losses of $184 thousand.

Non-interest Income.  During the nine months ended June 30, 2002, non-interest income increased to $13.3 million from $11.9 million in the same period one year ago. The increase was primarily due to increases in fees charged on savings accounts and an increase in check card income.

Non-interest Expense.  Total non-interest expense increased $3.3 million to $50.3 million for the nine months ended June 30, 2002, up from $47.0 million for the nine months ended June 30, 2001. The increase was due primarily to increases in compensation expense, fees associated with deposit and loan transactions and other operating expenses. The increase in compensation expense was primarily the result of increases in the cost of the ESOP due to the increase in the average price of the Company's stock during the period and increases in salary expense due to increased staff and normal increases in compensation.

Income Tax Expense.  Income tax expense increased from $33.5 million for the nine month period ended June 30, 2001 to $40.6 million for the nine months ended June 30, 2002. The effective tax rate for the nine month period was 39.0%.

The following table presents average rate information for the periods indicated.

	For the Quarter Ended		For the Nine Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Average Yield and Cost During Period:
Loans receivable	6.87%	7.27%	7.01%	7.28%
Mortgage-related securities	5.97	6.56	6.09	6.68
Investment securities	5.15	5.10	5.16	5.22
Cash and cash equivalents	1.58	4.24	1.81	5.14
Capital stock of FHLB	4.75	7.10	5.09	7.78
Average yield on interest earning assets	6.41	6.93	6.53	7.05
Deposits	3.69	5.13	3.95	5.32
FHLB advances	6.14	6.14	6.14	6.14
Borrowings, other	3.94	--	4.22	--
Average rate on interest bearing liabilities	4.71	5.57	4.87	5.68

The following table presents rate information at the periods indicated.

	At
	June 30,	September 30,
	2002	2001
Average Yield / Cost at End of Period:
Loans receivable	6.84%	7.21%
Mortgage-related securities	5.91	6.31
Investment securities	5.21	5.21
Deposits	3.57	4.55
FHLB advances	6.14	6.14
Borrowings, other	3.98	--

The following table presents performance ratios for the periods indicated.
	For the Quarter Ended		For the Nine Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Performance Ratios:
Return on average assets	0.96%	0.89%	0.97%	0.93%
Return on average equity	8.69	7.39	8.77	7.73
Average interest rate spread during
the period	1.70	1.36	1.66	1.37
Net interest margin	2.20	2.03	2.19	2.05
Efficiency ratio	33.83	35.98	32.52	33.90
Ratio of earning assets to costing
liabilities	1.13	1.14	1.13	1.14
Capital Ratios:
Equity to total assets at end of period	11.09%	12.02%	11.09%	12.02%
Average equity to average assets	11.02%	12.04%	11.07%	12.01%

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

At June 30, 2002:

  The total approved loan origination and purchase commitments outstanding amounted to $207.8 million.
  The unadvanced portion of construction loans was $24.9 million.
  Unused home equity lines of credit were $243.3 million.
  Outstanding letters of credit totaled $739 thousand.
  Certificates of deposit scheduled to mature in one year or less, totaled $1.88 billion.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

Capital

Consistent with our goals to operate a sound and profitable financial organization, we actively seek to maintain the Bank as a "well capitalized" institution in accordance with regulatory standards. Total equity for the Bank was $979.0 million at June 30, 2002, or 11.09% of total assets on that date. As of June 30, 2002, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank's regulatory capital ratios at June 30, 2002 were as follows: Tier I (leverage) capital, 11.0%; Tier I risk-based capital, 26.5%; and total risk-based capital, 26.4%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

For a complete discussion of the Company's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company's portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Asset and Liability Management and Market Risk" in the Company's Annual Report for the year ended September 30, 2001.

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

Changes in portfolio composition.  The following tables provide information regarding the fixed and adjustable rate composition of our investment and mortgage-related securities, loan and certificates of deposit portfolios as well as the change in composition from September 30, 2001 to June 30, 2002. Also presented is the maturity and conversion option information, by fiscal year, for our FHLB advances.

Our investment and mortgage-related securities portfolio became more rate sensitive with the fixed rate component increasing by $151.4 million while the average yield decreased 15 basis points and the adjustable rate component increased $122.4 million with a decrease in the average yield of 33 basis points. Overall, fixed rate mortgage-related securities comprise 73.0% of this portfolio at June 30, 2002 compared to 74.7% at September 30, 2001. The mortgage-related securities added during the period have a remaining average life of 8.6 years at June 30, 2002. The average remaining life of the fixed rate mortgage-related securities is 5.71 years.

Our loan portfolio composition became more heavily weighted in fixed rate loans during the period. Fixed-rate loans comprised 72.3% of total loans at June 30, 2002 compared to 63.3% at September 30, 2001. The balance of fixed rate loans increased $448.2 million with a decrease in the average yield of 29 basis points, to 6.95%, at June 30, 2002 over the nine month period. Adjustable-rate loans decreased in balance by $509.9 million over the nine month period with a decrease in the average yield of 69 basis points to 6.47%, at June 30, 2002.

Our certificates of deposit decreased from September 30, 2001 to June 30, 2002 by $9.2 million and the average cost dropped 96 basis points between the two reporting dates. Certificates maturing in one-year or less decreased $164.3 million and the average cost dropped 103 basis points from September 30, 2001 to June 30, 2002.

In April 2002, the Bank purchased $263.7 million of adjustable-rate mortgage-backed securities. It is the Bank's intent to continue to purchase these types of securities and loans, as market conditions allow, to lower the fixed-rate portion of our loan and mortgage-related securities portfolios.

The following table presents the distribution of our loan portfolio at the periods indicated:
	At
	June 30, 2002		September 30, 2001
	Amount	Yield	Amount	Yield

Fixed-Rate Loans:
One- to four- family real estate	$ 3,780,055	6.93%	$ 3,325,204	7.21%
Other real estate	82,198	7.50	83,492	7.75
Non real estate	41,479	8.01	46,871	8.53
Total Fixed-Rate Loans:	3,903,732	6.95	3,455,567	7.24

Adjustable-Rate Loans:
One- to four- family real estate	1,320,065	6.58	1,841,457	7.15
Other real estate	18,984	6.23	18,176	7.14
Non real estate	153,569	5.56	142,853	7.28
Total Adjustable-Rate loans	1,492,618	6.47	2,002,486	7.16
Total Loans	$ 5,396,350	6.82%	$ 5,458,053	7.21%

Less:
Loans in process	24,937		20,057
Deferred fees and discounts	17,145		16,652
Allowance for loan losses	4,864		4,837
Total loans receivable, net	$ 5,349,404		$ 5,416,507

The following table presents the distribution of our investment portfolio at the periods indicated:
	At
	June 30, 2002		September 30, 2001
	Balance	Rate	Balance	Rate
Fixed Rate Investments
Agency bonds	$ 501,181	5.21%	$ 502,283	5.21%
Mortgage-backed securities, at cost	571,020	6.43	685,819	6.53
Mortgage-related securities, at cost	1,165,948	6.30	898,643	6.60
Total fixed rate investments	$ 2,238,149	6.09%	$ 2,086,745	6.24%

Adjustable Rate Investments
Mortgage-backed securities, at cost	$ 824,616	5.10%	$ 677,118	5.94%
Mortgage-related securities, at cost	3,219	5.79	28,302	3.95
Total adjustable rate investments	$ 827,835	5.10%	$ 705,420	5.86%
Total Investments, at cost	$ 3,065,984	5.82%	$ 2,792,165	6.15%

The following table present the maturity of certificates of deposit at the periods indicated:
	June 30, 2002		September 30, 2001
	Amount	Rate	Amount	Rate
Certificates maturing within
0 to 3 months	$ 627,469	4.27%	$ 629,924	5.53%
3 to 6 months	324,401	3.70	506,279	5.35
6 month to one year	928,675	4.34	908,594	4.97
One year to two years	829,897	4.40	701,133	5.34
After two years	471,672	4.91	445,347	5.68
Total certificates maturing	$ 3,182,114	4.36%	$ 3,191,277	5.32%

The following table presents the maturity of FHLB advances.
Conversion	Maturity by Fiscal Year
option by	2008		2009		2010		Total
Fiscal Year	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
2003	$ 225,000	5.68%	$ --	--%	$ 175,000	6.28%	$ 400,000	5.94%
2004	--	--	725,000	5.60	1,000,000	6.27	1,725,000	5.99
2005	--	--	--	--	1,075,000	6.45	1,075,000	6.45
Total	$ 225,000	5.68%	$ 725,000	5.60%	$ 2,250,000	6.35%	$ 3,200,000	6.14%

Part 2 -   OTHER INFORMATION

Item 1.  Legal Proceedings
 Not Applicable
<Index>

Item 2.  Change in Securities and Use of Proceeds
Not applicable
<Index>

Item 3.  Defaults Upon Senior Securities
Not applicable
<Index>

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable
<Index>

Item 5.  Other Information
Not applicable
<Index>

Item 6.  Exhibits and Reports on Form 8-K
No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

<Index>

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL

Date:   August 13, 2002                                        By:   /s/ John C. Dicus
                                                                                     John C. Dicus, Chairman and
                                                                                     Chief Executive Officer

Date:   August 13, 2002                                       By:   /s/ Neil F. M. McKay
                                                                                     Neil F.M. McKay, Executive Vice President
                                                                                     and Chief Financial Officer

<Index>

CERTIFICATION

In connection with the Quarterly Report of Capitol Federal Financial (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John C. Dicus, Chief Executive Officer of the Company and Neil F. M. McKay, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:   August 13, 2002                                        By:   /s/ John C. Dicus
                                                                                     John C. Dicus, Chairman and
                                                                                     Chief Executive Officer

Date:   August 13, 2002                                       By:   /s/ Neil F. M. McKay
                                                                                     Neil F.M. McKay, Executive Vice President
                                                                                     and Chief Financial Officer

<Index>