Form 10-K
period 2002-09-30
CAPITOL FEDERAL FINANCIAL
filed 2002-12-27
CIK 1074433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

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
Common Stock, par value $.01 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X NO ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq National Market as of December 20, 2002, was $683.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of December 20, 2002, there were issued and outstanding 73,092,842 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the year ended September 30, 2002.
Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended September 30, 2002.

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

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

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

  the effects of, and changes in, foreign and military policy of the United States Government;

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

PART I

Item 1. Description of Business

General

The Company is a federally chartered mid-tier mutual holding company. The Bank is a wholly-owned subsidiary of the Company, which is majority owned by Capitol Federal Savings Bank MHC (the"MHC"), a federally chartered mutual holding company. The Company's common stock is traded on the Nasdaq National Market under the symbol "CFFN."

The Bank is the only operating subsidiary of the Company. The Bank is a federally-chartered and insured savings bank headquartered in Topeka, Kansas and is examined and regulated by the Office of Thrift Supervision ("OTS"), its primary regulator. It is also regulated by the Federal Deposit Insurance Corporation ("FDIC"). We serve primarily the entire metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and a portion of the metropolitan area of greater Kansas City through 27 full service and seven limited service banking offices. At September 30, 2002, we had total assets of $8.78 billion, deposits of $4.39 billion and total equity of $987.4 million.

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences. We also originate a limited amount of loans secured by first mortgages on nonowner-occupied one- to four-family residences, consumer loans, permanent and construction loans secured by commercial real estate, multi-family real estate loans and land acquisition and development loans. We may originate loans outside our market area on occasion, and we do purchase whole loans secured by properties located outside of these areas from correspondent lenders, to the extent such loans meet our underwriting criteria. While our primary business is the origination of one- to four-family residential mortgage loans funded through retail deposits, we purchase whole loans and invest in certain investment and mortgage-related securities funded through retail deposits and advances from the Federal Home Loan Bank of Topeka ("FHLB").

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

Lending Activities

General. Our primary lending activity is the origination of loans secured by first mortgages on one- to four-family residential properties. We also make consumer loans and a limited number of loans secured by multi-family dwellings or commercial properties and land acquisition and development loans. Our mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. At September 30, 2002, our net loan portfolio totaled $4.87 billion, which constituted 55.5% of our total assets.

All originated loans are generated by our own employees or loan agents. Loans over $450 thousand must be underwritten by two senior level underwriters. Any mortgage loan over $750 thousand must be approved by the asset and liability management committee and loans over $1.5 million must be approved by the board of directors. For loans requiring board approval, management is responsible for presenting to the board information about the creditworthiness of the borrower and the estimated value of the subject property. Information pertaining to the creditworthiness of the borrower generally consists of a summary of the borrower's credit history, employment, employment stability, net worth and income. The estimated value of the property must be supported by an independent appraisal report prepared in accordance with our appraisal policy.

At September 30, 2002, the maximum amount which we could have loaned to any one borrower and the borrower's related entities was approximately $143.0 million. On that date, we had no loans or groups of loans to related borrowers with outstanding balances in excess of this amount. Our largest lending relationship to a single borrower or a group of related borrowers on that date consisted of 16 multi-family projects, two one- to four-family units and one commercial real estate project located throughout Kansas, totaling $22.7 million. No single loan in this group exceeded $3.0 million at that date. Most of the multifamily loans qualify for the low income housing tax credit program. We have over 20 years experience with this group of borrowers who usually build and manage their own properties. All of these loans were current and performing in accordance with their terms at September 30, 2002.

The second largest lending relationship at September 30, 2002, consisted of three loans totaling $5.6 million. These three loans are secured by 38 duplex buildings. We have over 30 years of experience with the borrowers. All units were built and are presently being managed by the borrowers. Each of the loans to this group of borrowers was current and performing in accordance with its terms at September 30, 2002.

Our Loan Portfolio. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.
	September 30,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate Loans:	(Dollars in thousands)
One- to four-family	$ 4,612,543	93.94%	$ 5,166,660	94.66%	$ 5,206,237	95.02%	$ 4,083,148	94.45%	$ 3,504,799	93.98%
Multi-family	45,985	0.94	48,991	0.90	50,767	0.93	31,114	0.72	40,361	1.08
Commercial	5,514	0.11	7,966	0.15	13,206	0.24	11,415	0.27	9,069	0.24
Construction and development	48,023	0.98	44,712	0.82	38,192	0.70	56,660	1.31	52,086	1.40
Total real estate loans	4,712,065	95.97	5,268,329	96.53	5,308,402	96.89	4,182,337	96.75	3,606,315	96.70

Other Loans:
Consumer Loans:
Savings	11,931	0.24	14,466	0.26	13,964	0.25	15,281	0.35	16,446	0.44
Home improvement	1,498	0.03	1,970	0.04	2,373	0.04	2,072	0.05	2,776	0.08
Automobile	6,913	0.14	10,346	0.19	10,728	0.20	7,122	0.16	5,758	0.15
Home equity	175,551	3.58	161,239	2.95	142,654	2.60	115,779	2.68	97,829	2.62
Other	1,727	0.04	1,678	0.03	842	0.02	330	0.01	420	0.01
Total consumer loans	197,620	4.03	189,699	3.47	170,561	3.11	140,584	3.25	123,229	3.30
Commercial business loans	151	--	25	--	30	--	--	--	10	--
Total other loans	197,771	4.03	189,724	3.47	170,591	3.11	140,584	3.25	123,239	3.30
Total loans receivable	4,909,836	100.00%	5,458,053	100.00%	5,478,993	100.00%	4,322,921	100.00%	3,729,554	100.00%

Less:
Loans in process	21,764		20,057		16,891		29,043		21,690
Deferred fees and discounts	15,678		16,652		15,061		14,271		12,490
Allowance for losses	4,825		4,837		4,596		4,407		4,081
Total loans receivable, net	$ 4,867,569		$ 5,416,507		$ 5,442,445		$ 4,275,200		$ 3,691,293

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.
	September 30,
	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-Rate Loans:	(Dollars in thousands)
Real estate:
One- to four-family	$ 3,418,360	69.62%	$ 3,325,203	60.92%	$ 2,812,848	51.34%	$ 2,618,998	60.58%	$ 2,010,809	53.92%
Multi-family	44,494	0.91	47,411	0.87	35,719	0.65	28,467	0.66	34,266	0.92
Commercial	4,996	0.10	5,146	0.10	8,123	0.15	5,556	0.13	8,208	0.22
Construction and development	31,944	0.65	30,936	0.57	16,006	0.29	29,976	0.69	19,829	0.53
Total real estate loans	3,499,794	71.28	3,408,696	62.46	2,872,696	52.43	2,682,997	62.06	2,073,112	55.59

Consumer	38,579	0.79	46,846	0.85	41,641	0.76	33,028	0.76	29,915	0.80
Commercial business	151	--	25	--	30	--	--	--	10	--
Total fixed-rate loans	3,538,524	72.07	3,455,567	63.31	2,914,367	53.19	2,716,025	62.82	2,103,037	56.39

Adjustable-Rate Loans:
Real estate:
One- to four-family	1,194,183	24.32	1,841,457	33.74	2,393,389	43.68	1,464,150	33.87	1,493,990	40.06
Multi-family	1,491	0.03	1,580	0.03	15,048	0.28	2,647	0.06	6,095	0.16
Commercial	518	0.01	2,820	0.05	5,083	0.09	5,859	0.14	861	0.02
Construction and development	16,079	0.33	13,776	0.25	22,186	0.41	26,684	0.62	32,257	0.87
Total real estate loans	1,212,271	24.69	1,859,633	34.07	2,435,706	44.46	1,499,340	34.69	1,533,203	41.11

Consumer	159,041	3.24	142,853	2.62	128,920	2.35	107,556	2.49	93,314	2.50
Total adjustable-rate loans	1,371,312	27.93	2,002,486	36.69	2,564,626	46.81	1,606,896	37.18	1,626,517	43.61
Total loans	4,909,836	100.00%	5,458,053	100.00%	5,478,993	100.00%	4,322,921	100.00%	3,729,554	100.00%

Less:
Loans in process	21,764		20,057		16,891		29,043		21,690
Deferred fees and discounts	15,678		16,652		15,061		14,271		12,490
Allowance for loan losses	4,825		4,837		4,596		4,407		4,081
Total loans receivable, net	$ 4,867,569		$ 5,416,507		$ 5,442,445		$ 4,275,200		$ 3,691,293

The following schedule presents the contractual maturity of our loan portfolio at September 30, 2002. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
			Multi-family and		Construction				Commercial
	One- to Four-Family		Commercial		and Development		Consumer		Business		Total
Due During		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Years Ending		Average		Average		Average		Average		Average		Average
September 30	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
2003(1)	$ 3,207	7.05%	$ --	--%	$ 48,023	6.37%	$ 8,861	6.01%	$ --	--%	$ 60,091	6.19%
2004	3,101	7.28	649	7.32	--	--	11,027	8.16	--	--	14,777	7.94
2005	2,202	7.74	468	8.00	--	--	159	5.49	--	--	2,829	7.66
2006 to 2007	18,469	7.28	5,448	7.35	--	--	5,956	8.04	20	10.50	29,893	7.45
2008 to 2009	73,227	6.67	1,769	7.54	--	--	10,722	8.07	--	--	85,718	6.86
2010 to 2024	1,343,755	6.51	29,661	7.50	--	--	136,212	5.74	131	6.50	1,509,759	6.06
2025 and beyond	3,168,582	6.72	13,504	7.90	--	--	24,683	5.48	--	--	3,206,769	6.71

(1) Includes demand loans, loans having no stated maturity and overdraft loans.

The total amount of loans due after September 30, 2003 which have predetermined interest rates is $3.54 billion, while the total amount of loans due after such date which have floating or adjustable interest rates is $1.37 billion.

One- to Four-Family Residential Real Estate Lending. Residential loan originations are generated by referrals from real estate brokers and builders, our marketing efforts and existing and walk-in customers. We focus our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences in our market areas. In order to generate additional lending volume, we purchase whole loans generally throughout the Midwest. These purchases allow us to attain geographic diversification and manage credit concentration risks in the loan portfolio. At September 30, 2002, one- to four-family residential mortgage loans totaled $4.61 billion, or 93.9% of our gross loan portfolio.

We generally underwrite our loans using an automated underwriting system developed by a third party, which closely resembles our manual underwriting standards, with emphasis on the applicant's credit history, employment and income history, asset reserves, and loan-to-value ratio. All information used for an automated decision is validated with supporting documentation. Loans that do not meet our automated underwriting standards are referred to a staff underwriter for manual underwriting. Presently, we lend up to 100% of the lesser of the appraised value or purchase price for one- to four-family residential loans. For loans with a loan-to-value ratio in excess of 80%, we require private mortgage insurance in order to reduce our loss exposure. Properties securing our one- to four-family loans are appraised by either staff appraisers or independent fee appraisers approved by the board of directors. We require our borrowers to obtain title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property and improvements. We require borrowers to maintain escrow accounts with the bank if their loan-to-value ratio exceeds 80 percent.

We currently originate one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with Fannie Mae and Freddie Mac and local financial institutions, and consistent with our internal needs. Adjustable-rate mortgage ("ARM") loans are offered with either a one-year, three-year or five-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan generally adjusts annually for the remainder of the term of the loan. We use a number of different indices to reprice our ARM loans. During the 2002 and 2001 fiscal years, we originated $280.7 million and $200.7 million of one- to four-family ARM loans, and $1.07 billion and $907.2 million of one- to four-family fixed-rate mortgage loans, respectively.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years, and are fully amortizing, with payments due monthly. These loans normally remain outstanding, however, for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the current level of interest rates could alter the average life of a residential loan in our portfolio considerably. Our one- to four-family loans are generally not assumable and do not contain prepayment penalties. Our real estate loans generally contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

Our one- to four-family residential ARM loans are fully amortizing loans with contractual maturities of up to 30 years, with payments due monthly. Our ARM loans generally provide for specified minimum and maximum interest rates, with a lifetime cap and floor, a periodic adjustment on the interest rate over the rate in effect on the date of origination and do not permit negative amortization of principal. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds. Our ARM loans are not automatically convertible into fixed-rate loans. We do allow borrowers to pay an endorsement fee to convert an ARM loan to a fixed rate loan.

In order to remain competitive in our market areas, we currently originate ARM loans at initial rates below the fully indexed rate. We qualify borrowers based on this initial discounted rate for our three and five year ARMs, and at 2% over the initial rate for one-year ARMs.

ARM loans can pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment rises, increasing the potential for default. Historically, we have not experienced difficulty with the repayment of these loans in a rising rate environment. See "- Asset Quality - Non-performing Assets" and "- Classified Assets." At September 30, 2002, our one- to four-family ARM loan portfolio totaled $1.19 billion, or 24.3% of our gross loan portfolio. At that date the fixed-rate one- to four-family mortgage loan portfolio totaled $3.42 billion, or 69.6% of our gross loan portfolio.

Multi-family and Commercial Real Estate Lending. We offer a variety of multi-family and commercial real estate loans. These loans are secured primarily by multi-family dwellings and small office buildings located in our market areas. At September 30, 2002, multi-family and commercial real estate loans totaled $51.5 million or 1.1% of our gross loan portfolio.

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

Loans secured by multi-family and commercial real estate are granted based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We generally require personal guarantees of the borrowers covering a portion of the debt in addition to the security property as collateral for such loans. We generally require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family and commercial real estate loans are performed by independent state certified fee appraisers approved by the board of directors. See "- Loan Originations, Purchases, Sales and Repayments."

We do not generally maintain a tax or insurance escrow account for loans secured by multi-family or commercial real estate. In order to monitor the adequacy of cash flows on income-producing properties of $1.5 million or more, the borrower is notified annually to provide financial information including rental rates and income, maintenance costs and an update of real estate property tax payments, as well as personal financial information.

Loans secured by multi-family and commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Such loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired. See "- Asset Quality - Non-performing Loans."

Construction and Development Lending. We originate construction loans primarily secured by existing commercial real estate or building lots. We also make a limited number of construction loans to individuals for the construction of their residences. Presently, all of these loans are secured by property located within our market areas. At September 30, 2002, we had $48.0 million in construction loans outstanding, representing 1.0% of our gross loan portfolio. Construction loans are obtained principally through continued business with builders who have previously borrowed from us. The application process includes submission of complete plans, specifications and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction, including the land and the building. We also conduct regular inspections of the construction project being financed.

We occasionally originate acquisition and development loans, primarily to borrowers having significant experience and longstanding relationships with us. At September 30, 2002, Capitol Federal Savings had two acquisition and development loans with an outstanding balance of $1.6 million.

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

Consumer Lending. Consumer loans generally have shorter terms to maturity or reprice more frequently, which reduces our exposure to changes in interest rates, and usually carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At September 30, 2002, our consumer loan portfolio totaled $197.8 million, or 4.0% of our gross loan portfolio.

We offer a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, student loans and loans secured by savings deposits. We also offer a very limited amount of unsecured loans. We currently originate all of our consumer loans in our market areas. Our home equity loans, including lines of credit and home improvement loans comprised approximately 3.6% of our total loan portfolio at September 30, 2002. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. In order to minimize risk of loss, home equity loans in excess of 80% of the value of the property are insured against loss. The term to maturity on our home equity and home improvement loans may be up to 15 years. Home equity lines of credit have no stated term to maturity and require the payment of 2% of the outstanding loan balance per month, which amount may be reborrowed at any time. Other consumer loan terms vary according to the type of collateral and the length of contract. The majority of our consumer loan portfolio is comprised of home equity lines of credit, which have interest rates that adjust monthly based upon changes in the prime rate.

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

Loan Originations, Purchases, Sales and Repayments. We originate loans through referrals from real estate brokers and builders, our marketing efforts, and our existing and walk-in customers. While we originate both adjustable- and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market areas. Demand is affected by local competition and the interest rate environment. During fiscal year 2002, our dollar volume of fixed-rate, one- to four-family loans exceeded the dollar volume of the same type of adjustable-rate loans, consistent with the prior fiscal year. During fiscal year 2002, the Company experienced a significant increase in the prepayment of principal on loans and mortgage-related securities compared to the previous year as a result of interest rates decreasing during the year. The increase in prepayments was due primarily to borrowers refinancing existing loans to new loans with lower rates of interest.

In an effort to offset the impact of repayments and to retain our customers, we offer existing loan customers the opportunity to modify their original loan terms to terms generally consistent with those offered in our market areas. This program requires the existing borrower to pay a minimum fee of $650.00 up to a maximum of 1 percent of their loan balance, capped at $950.00. This program helps ensure that we maintain the relationship with the customer, significantly reduces the amount of time it takes for a borrower to obtain current market pricing and terms without having to refinance their loan. The modification fee is equivalent to fees charged on a new loan. During fiscal year 2002, the Bank modified 8,166 loans with a principal balance of $1.09 billion.

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

Purchased whole loans are originated by one or two lenders who have a regional or national presence. By contractual agreement, the loan product is originated for us to our specifications. Loans are generally underwritten in accordance with Fannie Mae or Freddie Mac's underwriting systems, or by a third party underwriter who is under contract with us. We set prices for the loan product at least once each week. Mortgage servicing for purchased whole loans is retained by the originating lender.

The Bank sold, during fiscal year 2002, a total of $279 million in fixed rate loans originated at historically low interest rates. The intent of this strategy is to protect the Bank against long-term reduced earnings following an increase in interest rates. The proceeds from the sales of loans, along with the repayments on mortgage loans and mortgage-related securities, have been reinvested into adjustable rate mortgage-related securities with maturity and/or repricing characteristics such that they will generally mature or reprice in less than five years.

In periods of economic uncertainty, the ability of financial institutions, including us, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

The following table shows our loan origination, loan purchases, purchase of mortgage related securities, loan sales and repayment activities for the periods indicated.

	Year Ended September 30,
	2002	2001	2000
Originations by type:	(In thousands)
Adjustable rate:			`
Real estate - one- to four-family	$ 280,701	$ 200,664	$ 466,013
-multi-family	--	--	1,750
- commercial	--	--	--
Non-real estate - consumer	149,807	124,320	112,274
- commercial business	22	--	--
Total adjustable-rate	430,530	324,984	580,037
Fixed rate:
Real estate - one- to four-family	1,069,515	907,200	438,464
- multi-family	1,954	--	5,103
- commercial	1,405	270	--
Non-real estate - consumer	26,795	39,862	36,586
- commercial	107	--	--
Total fixed-rate	1,099,776	947,332	480,153
Total loans originated	1,530,306	1,272,316	1,060,190

Purchases:
Real estate - one- to four-family	119,534	113,219	773,940
- multi-family	--	--	--
- commercial	--	--	--
Non-real estate - consumer	--	--	21
Total loans purchased	119,534	113,219	773,961
Mortgage-related securities available for
sale (excluding REMICs and CMOs)	615,034	496,377	--
Mortgage-related securities held to
Maturity (excluding REMICs and CMOs)	6,546	250,792	34,871
REMICs and CMOs	711,369	--	782,894
Total purchased	1,452,483	860,388	1,591,726

Sales and Repayments:
Real estate - one- to four-family	281,088	9,778	--
Non-real estate - consumer (student loans)	9,421	10,763	8,882
Total loans sold	290,509	20,541	8,882
Mortgage-related securities	--	--	--
Total sales	290,509	20,541	8,882
Principal repayments	2,531,572	2,081,280	1,025,856
Total reductions	2,822,081	2,101,821	1,034,738

Decrease in other items, net	313,936	169,879	108,055

Net increase/(decrease)	$(153,228)	$ (138,996)	$1,509,123

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

Delinquent Loans. The following table sets forth our loans delinquent 30 - 89 days by type, number, amount and percentage of type at September 30, 2002.

	Loans Delinquent for 30-89 Days
			Percent of Amount
			to Total Delinquent
	Number	Amount	Loans
Real Estate:	(Dollars in thousands)
One- to four-family	342	$30,036	98.18%
Multi-family	--	--	--
Commercial	--	--	--
Construction and development	--	--	--
Consumer	52	557	1.82
Commercial business	--	--	--

Total	394	$30,593	100.00%

Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful. At all dates presented, we had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than prevailing market rates. Real estate owned includes assets acquired in settlement of loans. The balance of real estate owned is represented by 36 properties totaling $2.9 million, or an average balance of less than $81 thousand.

September 30,
	2002	2001	2000	1999	1998

Non-accruing loans:	(Dollars in thousands)
One- to four-family	$ 7,701	$ 6,384	$ 3,321	$ 4,921	$ 6,048
Multi-family	--	--	--	--	--
Commercial real estate	--	--	--	--	--
Construction and development	--	--	--	--	--
Consumer	273	276	134	55	181
Commercial business	--	--	--	--	--
Total	7,974	6,660	3,455	4,976	6,229

Accruing loans delinquent more than 90 days:
One- to four-family	--	--	--	--	--
Multi-family	--	--	--	--	--
Commercial real estate	--	--	--	--	--
Construction and development	--	--	--	--	--
Consumer	--	--	--	--	--
Commercial business	--	--	--	--	--
Total	--	--	--	--	--

Real estate owned:
One- to four-family	2,886	1,031	1,094	1,073	1,964
Multi-family	--	--	--	--	--
Commercial real estate	--	--	--	--	--
Construction and development	--	--	--	--	--
Consumer	--	--	--	--	--
Commercial business	--	--	--	--	--
Total	2,886	1,031	1,094	1,073	1,964

Total non-performing assets	$ 10,860	$ 7,691	$ 4,549	$ 6,049	$ 8,193
Total as a percentage of total assets	0.12%	0.09%	0.06%	0.09%	0.15%

For the year ended September 30, 2002, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $122 thousand. The amount that was included in interest income on these loans was $167 thousand for the year ended September 30, 2002.

Non-performing Loans. At September 30, 2002 we had $8.0 million in non-performing loans, which constituted 0.16% of our gross loan portfolio. At that date, there were no non-performing loans to any one borrower or group of related borrowers that exceeded $1.0 million, either individually or in the aggregate. The increase in non-performing loans was primarily the result of an increase in loans entering foreclosure.

Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of September 30, 2002, there was also an aggregate of $7.2 million in net book value of loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans are classified as "special mention" under applicable OTS regulations and have been included in management's determination of the adequacy of our allowance for loan losses.

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

When an insured institution classifies problem assets as either substandard or doubtful, it may establish allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. Allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to specific problem assets within a portfolio of similar assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, which may order the establishment of additional loss allowances.

In connection with the filing of our periodic reports with the OTS and in accordance with our asset classification policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at September 30, 2002, we had classified $12.2 million of our assets as substandard, none as doubtful and none as loss. The amount classified substandard represented 1.2% of stockholders' equity and 0.1% of our assets at September 30, 2002.

Provision for Loan Losses. We recorded a provision for loan losses in fiscal 2002 of $184 thousand, compared to $75 thousand in fiscal 2001 and $494 thousand in fiscal 2000. The provision for loan losses in fiscal 2002 represents 0.13% of pretax earnings. The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under "- Allowance for Loan Losses." The provision for loan losses in fiscal 2002 was based on management's review of such factors which indicated that the allowance for loan losses was adequate to cover losses inherent in the loan portfolio as of September 30, 2002.

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

The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of such loans or pools of loans. Changes in risk evaluations of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience and on significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors for loans on residential properties with greater than four units and loans on construction and development and commercial properties are computed based on an evaluation of inherent losses on these loans. Loan loss factors for portfolio segments are representative of the credit risks associated with loans in those segments. The greater the credit risks associated with a particular segment the greater the loss factor. Loss factors increase within each portfolio segment as loans become classified, delinquent or as the foreclosure or repossession process begins.

The appropriateness of the allowance is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas. Other conditions that management considers in determining the appropriateness of the allowance includes, but is not limited to, changes to our underwriting standards due to competitive pressures, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of those loans. The Bank has slightly loosened the debt-to-income ratio requirement and the loan-to-value ratio limits of its overall underwriting standards in order to better compete for loan originations in our market areas. Senior management reviews these conditions quarterly in discussions with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions are not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the loss related to this condition is reflected in the unallocated allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.

The allowance for loan losses is based on estimates of losses inherent in the loan portfolio. The amounts actually observed in respect of these losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the current loss factors. By assessing the estimated losses inherent in our loan portfolios on a quarterly basis, we can adjust specific and inherent loss estimates based upon more recent information that has become available. During fiscal year 2002, the formula allowance was modified to evaluate in greater detail certain portfolio segments, to reflect the increase in charge-off activity in the one- to four-family and consumer loan portfolios and to incorporate increased risk factors due to changes in our underwriting standards.

At September 30, 2002, our allowance for loan losses was $4.8 million or 0.1% of the total loan portfolio and approximately 60.5% of total non-accruing loans. This compares with an allowance for loan losses of $4.8 million or 0.1% of the total loan portfolio and approximately 72.6% of total non-accruing loans as of September 30, 2001.

During fiscal year 2002, our net single-family residential loan portfolio decreased by $426.7 million from fiscal year 2001. Non-accruing single-family loans increased by $1.3 million, or 20.6%, from $6.4 million at September 30, 2001 to $7.7 million at September 30, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K. The allowance decreased on this portfolio of loans. The decrease was attributable to the inherent risks associated with a smaller pool of loans was partially offset by an increase in the amount of non-accruing loans.

During 2002, our net multi-family and commercial loan portfolio decreased by approximately 9.6% to $51.0 million. Our provision for credit losses on these loans was approximately 1.0% of the portfolio. The allowance increased on these loans because of an increase in the balance of classified loans in this portfolio. The portfolio of net construction and development loans increased by approximately 6.3% to $26.7 million. The allowance decreased on these loans because of a decrease in the balance of classified loans in this portfolio.

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

Based upon the foregoing analysis of our reserving methodology, it is management's belief that the increase in the formula allowance provided for the estimated losses inherent in the portfolio. Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that the Bank will realize in the future resulting from an increase in the single-family residential loan portfolio.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended September 30,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Balance at beginning of period	$4,837	$ 4,596	$ 4,407	$ 4,081	$ 1,639

Charge offs:
One- to four-family	114	49	48	44	20
Multi-family	--	--	250	--	--
Commercial real estate	--	--	--	--	--
Construction and development	--	--	--	--	--
Consumer	85	42	13	25	--
Commercial business	--	--	--	--	--
Total charge-offs	199	91	311	69	20
Recoveries	3	257	6	--	--
Net charge-offs (recoveries)	196	(166)	305	69	20
Provisions charged to operations	184	75	494	395	2,462
Balance at end of period	$ 4,825	$ 4,837	$ 4,596	$ 4,407	$ 4,081

Ratio of net charge-offs during the period to average
loans outstanding during the period	--%	--%	0.01%	--%	--%

Ratio of net charge-offs during the period to average
Non-performing assets	2.11%	(2.71)%	5.76%	0.97%	0.06%

Allowance as a percentage of non-accruing loans	60.51%	72.63%	133.02%	88.57%	65.52%

Allowance as a percentage of total loans
(end of period)	0.10%	0.09%	0.08%	0.10%	0.11%

The distribution of our allowance for loan losses at the dates indicated is summarized as follows:
	September 30,
	2002			2001			2000			1999			1998
			Percent			Percent			Percent			Percent		Percent
			of Loans			of Loans			of Loans			of Loans		of Loans
			in Each			in Each			in Each			in Each		in Each
	Amount of	Loan	Category	Amount of	Loan	Category	Amount of	Loan	Category	Amount of	Loan	Category	Amount of	Loan	Category
	Loan Loss	Amounts	to Total	Loan Loss	Amounts	to Total	Loan Loss	Amounts	to Total	Loan Loss	Amounts	to Total	Loan Loss	Amounts	to Total
	Allowance	By Category	Loans	Allowance	by Category	Loans	Allowance	by Category	Loans	Allowance	by Category	Loans	Allowance	by Category	Loans
	(Dollars in thousands)
One- to four-family	$ 3,792	$ 4,723,454	94.13%	$ 3,970	$ 5,150,125	95.00%	$ 3,837	$ 5,192,055	95.32%	$ 3,635	$ 4,069,704	95.10%	$ 3,222	$ 3,496,699	94.62%
Multi-family	322	45,485.91		267	48,512.90		204	50,365.93		146	30,889.72		200	40,091	1.09
Commercial real estate	38	5,486.11		36	7,844.14		39	13,172.24		42	5,574.13		77	9,006	0.24
Construction and
Development	177	26,733.53		319	25,139.46		211	20,858.38		375	32,856.77		348	31,610	0.86
Consumer	467	216,742	4.32	223	189,699	3.50	252	170,561	3.13	207	140,584	3.28	174	117,958	3.19
Commercial business	8	151	--	--	25	--	--	30	--	--	--	--	--	10	--
Unallocated	21	--	--	22	--	--	53		--	2	--	--	60	--	--
Total	$ 4,825	$ 5,018,051	100.00%	$ 4,837	$ 5,421,344	100.00%	$ 4,596	$ 5,447,041	100.00%	$ 4,407	$ 4,279,607	100.00%	$ 4,081	$ 3,695,374	100.00%

The balance of one- to four-family loans includes loans available-for-sale of $126.5 million.
The balance of consumer loans includes loans available-for-sale of $19.1 million.

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

The Chief Financial Officer has the basic responsibility for the management of our investment portfolio, subject to the direction and guidance of the asset and liability management committee. The Chief Financial Officer considers various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, volume of loan sales, and the anticipated demand for funds via deposits, withdrawals and loan originations and purchases.

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

Our investment securities currently consist of U.S. Government and agency securities. See Note 2 of the Notes to Consolidated Financial Statements. Our mortgage-related securities portfolio consists of securities issued by government-sponsored agencies. A portion of the portfolio consists of collateralized mortgage obligations ("CMOs"). CMOs are special types of pass-through debt securities in which the stream of principal and interest payments on the underlying mortgages or mortgage-related securities are used to create investment classes with different maturities and, in some cases, different amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. We do not purchase any residual interest bonds. See Notes 3 and 4 of the Notes to Consolidated Financial Statements. During fiscal year 2002 our portfolio of mortgage-related securities increased by $267.0 million. We purchased a total of $1.33 billion of these securities, of which $717.9 million were fixed rate mortgage-backed securities ("MBSs") with an average life of 3.5 years and an average yield of 6.24%, the remainder, $615.0 million, were variable rate MBSs with an average life of 9.4 years, with an average term of 2.5 years to their next repricing date at an average yield of 4.77%. See "Lending Activities - Loan Origination, Purchases, Sales and Repayments" for a discussion regarding the funding of these purchases.

Recently, we have had to pay a premium over the par value for the mortgage-related securities we purchase in order to acquire these securities at a yield equal to the market rate. When securities are purchased for a price other than par the difference between the price paid and par is accreted to or amortized against the interest earned over the life of the security, depending on whether a discount or premium to par is paid. Movements in interest rates affect prepayment rates which, in turn, affect the average lives of mortgage-related securities and the speed at which the discount or premium is accreted to or amortized against earnings . At September 30, 2002, we held CMOs totaling $1.03 billion, all of which were secured by underlying collateral issued under government agency-sponsored programs. All of our CMOs are currently classified as held to maturity. At September 30, 2002, $654.8 million of our CMOs qualified as high risk mortgage securities as defined under OTS regulations. The CMOs qualified as high-risk mortgage-related securities because in this unusually low rate environment the estimated lives of the CMOs extend when valued in the context of a higher rate environment. This impact has been factored in our market value of portfolio equity results. See "- Management Discussion and Analysis - Asset and Liability Management and Market Risk". We do not invest in residual interests of CMOs.

While mortgage-related securities, such as CMOs and REMICs, carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities. The Bank, on some transactions, pays a premium for mortgage related securities purchased. These premiums may be significant and may cause the risk of significant yield adjustments due to accelerated prepayment to increase.

The following table sets forth the composition of our investment and mortgage-related securities portfolio at the dates indicated. Our investment securities portfolio at September 30, 2002, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of our retained earnings, excluding those issued by the government or its agencies.

	September 30,
	2002		2001		2000
		% of		% of		% of
	Book Value	Total	Book Value	Total	Book Value	Total

Securities available for sale, at fair value:			(Dollars in thousands)
Mortgage-related securities	$ 1,318,974	100.00%	$ 1,059,110	100.00%	$ 850,892	100.00%
U.S. government and agency securities	--	--	--	--	--	--
Total securities available for sale	$ 1,318,974	100.00%	$ 1,059,110	100.00%	$ 850,892	100.00%

Investment securities, at amortized cost:
Mortgage-related securities	$ 228,768	13.02%	$ 321,868	18.38%	$ 121,594	7.71%
U.S. government and agency securities	500,814	28.51	502,283	28.68	15,000	0.95
CMOs and REMICs	1,027,138	58.47	926,945	52.94	1,439,657	91.33
Other investment securities	--	--	--	--	100	0.01
Total investment securities	$ 1,756,720	100.00%	$ 1,751,096	100.00%	$ 1,576,351	100.00%

Investment securities, at fair value	$ 1,819,308		$ 1,814,347		$ 1,554,055

The composition and maturities of the investment securities portfolio, excluding Federal Home Loan Bank stock, are indicated in the following table.

	September 30, 2002
	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total Securities
	(Dollars in thousands)
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Value
Securities available for sale:
Mortgage-related securities	$ --	--%	$ 642	8.27%	$ 171,950	6.26%	$ 1,118,051	5.40%	$ 1,290,643	5.52%	$ 1,318,974
Total securities available for sale	$ --	--%	$ 642	8.27%	$ 171,950	6.26%	$ 1,118,051	5.40%	$ 1,290,643	5.52%	$ 1,318,974

Investment securities held-to-maturity:
Mortgage Backed securities	$ --	--	$ --	--	$ --	--	$ 228,768	6.54	$ 228,768	6.54	$ 238,291
U.S. government and agency Securities	75,157	4.92	425,657	5.64	--	--	--	--	500,814	5.54	534,769
CMOs and REMICs	--	--	--	--	--	--	1,027,138	6.28	1,027,138	6.28	1,046,248

Total investment securities	$ 75,157	4.92%	$ 425,657	5.64%	$ --	--%	$ 1,255,906	6.32%	$ 1,756,720	6.10%	$ 1,819,308

Sources of Funds

General. Our sources of funds are deposits, borrowings, payment of principal and interest on loans and mortgage-related securities, interest earned on or maturation of other investment securities and funds provided from operations.

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

The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We endeavor to manage the pricing of our deposits in keeping with our asset/liability management, liquidity and profitability objectives. Based on our experience, we believe that our deposits are relatively stable sources of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been, and will continue to be, significantly affected by market conditions. See "- Management Discussion and Analysis - Asset and Liability Management and Market Risk".

The following table sets forth our deposit flows during the periods indicated.

	Year Ended September 30,
	2002	2001	2000
	(Dollars in thousands)
Opening balance	$ 4,285,835	$ 3,956,329	$ 3,899,565
Deposits	6,299,405	6,083,207	5,806,789
Withdrawals	6,341,661	5,939,720	5,930,693
Interest credited	148,295	186,019	180,668

Ending balance	$ 4,391,874	$ 4,285,835	$ 3,956,329

Net increase	$ 106,039	$ 329,506	$ 56,764

Percent increase	2.47%	8.33%	1.46%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered for the periods indicated.

	Year Ended September 30,
	2002		2001		2000
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Transactions and Savings
Deposits:

Demand deposits	$ 344,979	7.85%	$ 322,277	7.52%	$ 303,744	7.68%
Passbook and Passcard	107,500	2.45	99,649	2.33	104,558	2.64
Money market select	808,162	18.41	672,632	15.69	529,678	13.39

Total non-certificates	1,260,641	28.71	1,094,558	25.54	937,980	23.71

Certificates (by rate):

0.00 - 1.99%	66,769	1.52	1	--	--	--
2.00 - 2.99%	649,084	14.78	--	--	87	--
3.00 - 3.99%	990,172	22.55	101,113	2.36	2,379.06
4.00 - 4.99%	592,173	13.48	1,061,979	24.78	32,893	0.83
5.00 - 5.99%	395,886	9.01	1,051,475	24.53	987,101	24.95
6.00 - 6.99%	437,149	9.95	976,236	22.78	1,656,374	41.87
7.00 - 7.99%	--	--	473	0.01	339,515	8.58
8.00 - 8.99%	--	--	--	--	--	--

Total certificates	3,131,233	71.29	3,191,277	74.46	3,018,349	76.29

Total deposits	$ 4,391,874	100.00%	$ 4,285,835	100.00%	$ 3,956,329	100.00%

The following table shows rate and maturity information for our certificates of deposit as of September 30, 2002.

	0.00-	2.00-	3.00-	4.00-	5.00-	6.00-		Percent
	1.99%	2.99%	3.99%	4.99%	5.99%	6.99%	Total	of Total
Certificate accounts maturing	(Dollars in thousands)
in quarter ending:

December 31, 2002	$ 28,793	$ 108,496	$ 99,514	$ 102,047	$ 18,036	$ 15,962	$372,848	11.91%
March 31, 2003	16,354	90,462	148,925	98,412	40,279	85,959	$480,391	15.34
June 30, 2003	8,315	162,379	73,763	67,870	99,784	123,845	$535,956	17.12
September 30, 2003	13,236	96,341	62,813	69,640	22,410	31,680	$296,120	9.46
December 31, 2003	2	134,639	168,785	10,855	91,773	10,122	$416,176	13.29
March 31, 2004	--	40,542	144,398	1,813	86,218	20,266	$293,237	9.36
June 30, 2004	--	3,670	43,103	5,651	6,471	35,452	$94,347	3.01
September 30, 2004	--	3,587	64,212	9,113	8,147	6,320	$91,379	2.92
December 31, 2004	--	--	51,711	50	2,840	4,603	$59,204	1.89
March 31, 2005	--	5,630	56,577	--	11,507	11,700	$85,414	2.73
June 30, 2005	--	8	7,570	11,209	5,549	35,674	$60,010	1.92
September 30, 2005	--	3,330	6,006	38,707	2	1,821	$49,866	1.59
December 31, 2005	--	--	17,491	2,099	67	35,351	$55,008	1.76
March 31, 2006	--	--	20,112	21	1,357	13,940	$35,430	1.13
June 30, 2006	--	--	7,760	9,564	215	572	$18,111	0.58
September 30, 2006	69	--	14,176	15,465	160	298	$30,168	0.96
December 31, 2006	--	--	--	31,865	99	35	$31,999	1.02
March 31, 2007	--	--	2	22,424	132	34	$22,592	0.72
June 30, 2007	--	--	--	36,399	112	291	$36,802	1.18
September 30, 2007	--	--	2,999	57,823	93	147	$61,062	1.95
Thereafter	--	--	255	1,146	635	3,077	$5,113	0.16
Total	$ 66,769	$ 649,084	$ 990,172	$ 592,173	$ 395,886	$ 437,149	$3,131,233	100.00%

Percent of total	2.13%	20.73%	31.63%	18.91%	12.64%	13.96%

Floating rate certificates of deposit are included by date of maturity, not their next repricing date.

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of September 30, 2002.

Maturity
		Over	Over
	3 Months	3 to 6	6 to 12	Over
	or Less	Months	Months	12 months	Total
(In thousands)
Certificates of deposit less than $100,000	$ 287,185	$ 402,441	$ 720,509	$ 1,248,779	$ 2,658,914
Certificates of deposit of $100,000 or more	82,887	77,750	109,467	196,935	467,039
Public Funds	2,776	200	2,100	204	5,280

Total certificates of deposit	$ 372,848	$ 480,391	$ 832,076	$ 1,445,918	$ 3,131,233

Borrowings. Although deposits are our main source of funds, we utilize borrowings when they can be invested at a positive rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals. Our borrowings have historically consisted of advances from the FHLB and occasionally securities sold under agreement to repurchase. See Notes 9 and 11 of the Notes to Consolidated Financial Statements. During the year, from time to time, we utilized our line-of-credit that we maintain at the FHLB. At September 30, 2002, we did not have any borrowings on our line-of-credit.

We may obtain advances from the FHLB upon the security of our blanket pledge agreement. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate, maturity and convertible features, if any. At September 30, 2002, we had $3.20 billion in FHLB advances outstanding.

During June of 2001 the Board approved a modified dutch auction tender offer ("Tender") to repurchase up to 8.0 million shares of outstanding stock from the Company's shareholders. The Company closed the Tender on October 5, 2001. At the close of the offering period, the Company purchased 5,852,596 shares of the Company's stock for $117.1 million. In connection with the Tender, the Company borrowed $117.0 million from two unrelated financial institutions on October 15, 2001 to fund the purchase of the shares. The terms of each loan include a six-year repayment period with equal principal payments due quarterly, with interest based upon the prime lending rate or tied to LIBOR plus 175 basis points. There are no prepayment penalties. At September 30, 2002, the Company believes it has complied with the financial and non-financial debt covenants of the loan. See Note 10 of the Notes to Consolidated Financial Statements, and Exhibit 10.5 to this Form 10-K.

On December 18, 2001, the Company and the lenders amended the loan agreement to allow the Company to repurchase up to an aggregate of 9.0 million shares from the date of the agreement, August 14, 2001, through the term of the loan.

The following table sets forth the maximum month-end balance and average balance of FHLB advances, securities sold under agreement to repurchase and other borrowings during the periods indicated.

	Year Ended September 30,
	2002	2001	2000
Maximum Balance:	(In thousands)
Federal Home Loan Bank advances	$3,275,000	$3,225,000	$3,225,000
Securities sold under agreement to repurchase	--	--	175,000
Other borrowings	117,000	--	--

Average Balance:
Federal Home Loan Bank advances	$3,204,277	$3,206,019	$2,234,705
Securities sold under agreement to repurchase	--	--	159,699
Other borrowings	104,481	--	--

The following table sets forth certain information as to our borrowings at the dates indicated.

	September 30,
	2002	2001	2000
	(Dollars in thousands)
Federal Home Loan Bank advances	$ 3,200,000	$ 3,200,000	$ 3,225,000
Securities sold under agreement to repurchase	--	--	--
Other borrowings	101,301	--	--

Total borrowings	$ 3,301,301	$ 3,200,000	$ 3,225,000

Weighted average interest rate of Federal Home
Loan Bank advances	6.14%	6.14%	6.14%

Weighted average interest rate of securities sold
under agreement to repurchase	--%	--%	--%

Weighted average interest rate of other borrowings	3.96%	--%	--%

Subsidiary and Other Activities

As a federally chartered savings bank, we are permitted by OTS regulations to invest up to 2% of our assets, or $175.6 million at September 30, 2002, in the stock of, or unsecured loans to, service corporation subsidiaries. We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes. At September 30, 2002, we had one subsidiary, Capitol Funds, Inc., which has one line of credit loan outstanding for $14.0 million for the acquisition and development of land for construction of single-family homes in Overland Park, Kansas. As of September 30, 2002, our total investment in this subsidiary was $13.5 million. Capitol Funds, Inc. has a wholly owned subsidiary, Capitol Federal Mortgage Reinsurance Corporation (the "Corporation"). The Corporation was formed in August 2002 to serve as a reinsurance company for the private mortgage insurance companies the Bank uses in its normal course of operations. The Corporation assumes the risk of default on loans exceeding a five percent loss and less than a ten percent loss. During fiscal 2002, Capitol Funds, Inc. reported net income of $74 thousand which consisted of interest funded from loan proceeds and a net loss from the Corporation, net of income taxes.

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

If the Bank fails the qualified thrift lender test, within one year of such failure the MHC and the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

The MHC and the Company must obtain approval from the OTS before acquiring control of any other savings institution. Interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings institution.

Capitol Federal Savings Bank

The OTS has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was as of March 31, 2002. Under agency scheduling guidelines, it is likely that another examination will be initiated in the third quarter of 2003. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the savings institution's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended September 30, 2002 was $1.2 million.

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

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500 thousand or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2002, the Bank's lending limit under this restriction was $143.0 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

The premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about 1.68 points for each $100 in domestic deposits for SAIF and BIF insured institutions. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017 through 2019.

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

The OTS capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 2002, the Bank did not have any intangible assets.

At September 30, 2002, the Bank had tangible capital of $953.5 million, or 10.9% of adjusted total assets, which is approximately $821.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

As a result of the prompt corrective action provisions discussed below, a savings institution must maintain a core capital ratio of at least 4.0% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At September 30, 2002, the Bank had no intangibles which were subject to these tests.

At September 30, 2002, the Bank had core capital equal to $953.5 million, or 10.9% of adjusted total assets, which is $689.8 million above the minimum requirement of 3.0% in effect on that date.

The OTS also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 2002, the Bank had $4.8 million of loan and lease loss allowances, which was less than 1.25% of risk-weighted assets.

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

On September 30, 2002, the Bank had total risk-based capital of $958.3 million and risk-weighted assets of $3.56 billion; or total risk-based capital of 26.9% of risk-weighted assets. Risk-based capital was $673.2 million above the 8.0% requirement in effect on that date.

Under the prompt corrective action regulations, the OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings institutions that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized institution," which is an institution with less than a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8.0% risk-based capital ratio. Any such institution must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions.

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

Generally, savings institutions, such as the Bank, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding calendar years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Because of its purchase of shares in the Tender, the Company pledged the stock of the Bank as collateral for the loan. OTS regulations required that the loan proceeds be paid to the Bank. In order to move the proceeds from the Bank back to the Company, the Bank attained a waiver to these limitations.

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

Qualified Thrift Lender Test

All savings institutions, including the Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 2002, the Bank met the test and has always met the test.

Any savings institution that fails to meet the qualified thrift lender test must convert to a national bank charter, unless it requalifies as a qualified thrift lender and thereafter remains a qualified thrift lender. If an institution does not requalify and converts to a national bank charter, it must remain SAIF insured until the FDIC permits it to transfer to the BIF. If such an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank. The institution is limited to national bank branching and it is subject to national bank limits for payment of dividends. If such an institution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a financial holding company and become subject to all restrictions on financial holding companies. See "- Capitol Federal Financial."

Community Reinvestment Act

Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. Due to heightened attention being given to the Community Reinvestment Act, the Bank may devote additional funds for investment and lending in our local communities. The Bank was examined for Community Reinvestment Act compliance in July 2001, and received a rating of satisfactory.

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

Certain transactions with directors, officers or controlling persons are also subject to restrictions under statute regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must generally be made on terms substantially the same as for loans to unaffiliated individuals.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At September 30, 2002, the Bank was in compliance with these reserve requirements.

Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank. The Bank has not established the required relationship with the Federal Reserve Bank to borrow from the discount window.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB. For the year ended September 30, 2002, the Bank had an average outstanding balance of $161.9 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past three fiscal years such dividends have averaged 6.68% and were 5.00% for fiscal year 2002.

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

For the year ended September 30, 2002, dividends paid by the FHLB to the Bank totaled $8.1 million, which was a decrease over the amount of dividends received in fiscal year 2001.

TAXATION

Federal Taxation

General. We are subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Bank. Our federal income tax returns have been closed without audit as of the close of business on December 15, 2001 by the IRS through its fiscal year ended September 30, 1998.

We file a consolidated federal income tax return using the accrual method of accounting. To the extent of the Company's accumulated earnings and profits, any cash distributions made by the Company to its stockholders is considered to be taxable dividends and not as a non-taxable return of capital to stockholders for federal and state tax purposes. The Bank maintains a tax-sharing agreement with the Company and its subsidiary to provide for the payment of taxes based upon the taxable earnings of each company.

Bad Debt Reserves. Prior to the Small Business Job Protection Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act, savings associations must now use the specific chargeoff method in computing bad debt deductions beginning with their 1996 Federal tax return. In addition, federal legislation requires the Bank to recapture, over a six-year period, the excess of tax bad debt reserves at September 30, 1997 over those established as of the base year reserve balance as of September 30, 1989. The remaining amount of such reserve subject to recapture as of September 30, 2002 for the Bank is approximately $11.3 million. Deferred federal income taxes have been provided in the financial statements for the recapture of the remaining reserve. The Bank continues to utilize the reserve method in determining its privilege tax obligations to the State of Kansas. Prior to the Small Business Job Protection Act, bad debt reserves created prior to the year ended September 30, 1997, were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions or cease to qualify as a Bank as defined in Code section 581.

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

Employees

At September 30, 2002, we had a total of 788 employees, including 158 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers

John C. Dicus. Age 69 years. Mr. Dicus is Chairman of the Board of Directors and Chief Executive Officer of the Bank and the Company. He has served in such capacities for the Bank since 1989 and with the Company since its inception in March 1999. He has served the Bank in various capacities since 1959. He also served as President of the Bank from 1969 until 1996. He is the Father of Mr. John B. Dicus. Effective January 1, 2003, Mr. John C. Dicus will no longer be CEO. Mr. John B. Dicus will become CEO on that date.

John B. Dicus. Age 41 years. Mr. Dicus is President and Chief Operating Officer of the Bank and the Company. He has served in such capacities for the Bank since 1996 and for the Company since its inception in March 1999. Prior to that, he served as the Executive Vice President of Corporate Services for the Bank for four years. He has been with the Bank in various other positions since 1985. He is the son of Mr. John C. Dicus. Effective January 1, 2003, Mr. John B. Dicus will become CEO, taking over for Mr. John C. Dicus.

M. Jack Huey. Age 53 years. Mr.Huey has served as Executive Vice President and Chief Lending Officer of the Bank since June 2002. Since June 2002, he has also served as President of Capitol Funds Inc., a subsidiary of the Bank. Prior to that, he served as the Western Region Lending officer for the Bank since 1991.

Stanley F. Mick. Age 62 years. Mr.Mick retired effective September 30, 2002. He served as Executive Vice President and Chief Lending Officer of the Bank since 1991. He continues to serve the Bank as a consultant.

Neil F.M. McKay. Age 61 years. Mr. McKay serves as Executive Vice President, Chief Financial Officer and Treasurer of the Bank and the Company. He has served in such positions with the Bank since 1994 and the Company since its inception in March 1999. Prior to that, he served as the Chief Operating Officer and Chief Financial Officer of another savings institution for five years.

Larry K. Brubaker. Age 55 years. Mr. Brubaker has been employed with the Bank since 1971 and currently serves as Executive Vice President for Corporate Services of Capitol Federal Savings, a position he has held since 1997. Prior to that, he was employed by the Bank as the Eastern Region Manager for seven years.

R. Joe Aleshire. Age 55 years. Mr. Aleshire has been employed with the Bank since 1973 and currently serves as Executive Vice President for Retail Operations of Capitol Federal Savings, a position he has held since 1997. Prior to that, he was employed by the Bank as the Wichita Area Manager for 17 years.

Kent G. Townsend. Age 41 years. Mr. Townsend serves as Senior Vice President and Controller of the Company, a position he has held since March 1999. He has also served in similar positions with the Bank since September 1995. Prior to that, he served as the Financial Planning and Analysis Officer with the Bank for three years.

Item 2. Properties

At September 30, 2002, we had 27 full service offices and seven limited service offices. The Bank owns the office building in which its home office and executive offices are located. At September 30, 2002, the Bank owned twenty-four of its other branch offices and the remaining nine branch offices, including seven supermarket locations were leased.

As of September 30, 2002, the net book value of the Bank's investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $22.4 million.

The Bank believes that our current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

The Bank maintains an on-line data base of depositor and borrower customer information. The net book value of the data processing and computer equipment utilized by the Bank at September 30, 2002 was $1.3 million.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2002.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The section entitled "Shareholder Information" of the attached Annual Report to Stockholders for year ended September 30, 2002 is incorporated herein by reference.

Item 6. Selected Financial Data

The section entitled "Selected Consolidated Financial Data" of the attached Annual Report to Stockholders for year ended September 30, 2002 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the attached Annual Report to Stockholders for year ended September 30, 2002 is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The section entitled "Management Discussion of Financial Condition and Results of Operations -- Asset and Liability Management and Market Risk" of the attached Annual Report to Stockholders for year ended September 30, 2002 is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The section entitled "Consolidated Financial Statements" of the attached Annual Report to Stockholders for year ended September 30, 2002 is incorporated herein by reference.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

Information concerning directors of the Company is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2003, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning executive officers of the Company is set forth under the caption "Executive Officers of Capitol Federal Financial" contained in Part I of this Form 10-K.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires Capitol Federal Financial's directors and executive officers, and persons who own more than 10% of Capitol Federal Financial's common stock to report their initial ownership of Capitol Federal Financial's common stock and any subsequent changes in that ownership to the SEC. Specific due dates for these reports have been established by the SEC and Capitol Federal Financial is required to disclose in this proxy statement any late filings or failures to file.

Capitol Federal Financial is aware of the late filing in January, 2002 of a Form 4 for each of the named executive officers related to the reporting of phantom stock units granted under Capitol Federal Financial's Deferred Incentive Bonus Plan.

Except as set forth above, Capitol Federal Financial believes, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended September 30, 2002, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2003, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2003, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2003, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures: An evaluation of Capitol Federal's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this annual report. The Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)     Changes in Internal Controls: In the quarter ended September 30, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     The following is a list of documents filed as part of this report:

(1)  Financial Statements:

The following financial statements are included under Part II, Item 8 of this Form 10-K:

1. Report of Independent Auditors.
2. Consolidated Balance Sheets as of September 30, 2002 and 2001.
3. Consolidated Statements of Income for the Years Ended September 30, 2002, 2001 and 2000.
4. Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2002, 2001 and 2000.
5. Consolidated Statements of Cash Flows for the Years Ended September 30, 2002, 2001 and 2000.
6. Notes to Consolidated Financial Statements for the Years Ended September 30, 2002, 2001 and 2000.

(2)  Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(3)  Exhibits:

See Index to Exhibits.

(b)  Reports on Form 8-K:

1.      On September 20, 2002, the Company filed a current report on Form 8-K containing a press release announcing the sale of loans to Fannie Mae and the expected date of the Company's earning release for the fiscal year ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL

Date: December 27, 2002	By:	/s/ John C. Dicus
John C. Dicus, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ John C. Dicus	By:	/s/ Kent G. Townsend
	John C. Dicus, Chairman of the Board and		Kent G. Townsend, Senior Vice President
	Chief Executive Officer		and Controller
	(Principal Executive Officer)		(Principal Accounting Officer)
	Date: December 27, 2002		Date: December 27, 2002

By:	/s/ John B. Dicus	By:	/s/ B. B. Andersen
	John B. Dicus, President, Chief Operating		B. B. Andersen, Director
Officer and Director
	Date: December 27, 2002		Date: December 27, 2002

By:	/s/ Neil F. M. McKay	By:	/s/ Robert B. Maupin
	Neil F.M. McKay, Executive Vice President		Robert B. Maupin, Director
and Chief Financial Officer
(Principal Financial Officer)
	Date: December 27, 2002		Date: December 27, 2002

By:	/s/ Frederick P. Reynolds	By:	/s/ Marilyn S. Ward
	Frederick P. Reynolds, Director		Marilyn S. Ward, Director
	Date: December 27, 2002		Date: December 27, 2002

By:	/s/ Carl W. Quarnstrom
Carl W. Quarnstrom, Director
Date: December 27, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                                                                                            CAPITOL FEDERAL FINANCIAL

Date: December 27, 2002                                                                                                                                                 By: /s/ John C. Dicus

                                                                                                                                                                                                John C. Dicus, Chairman and

                                                                                                                                                                                                    Chief Executive Officer

Date: December 27, 2002                                                                                                                                                 By: /s/ Neil F. M. McKay

                                                                                                                                                                                                Neil F. M. McKay, Executive Vice President

                                                                                                                                                                                                     and Chief Financial Officer

CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of Capitol Federal Financial (the "Company") that the Annual Report of the Company on Form 10-K, for the year ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the financial statements included in such report.

Date: December 27, 2002                                                                                                                                                  By: /s/ John C. Dicus

                                                                                                                                                                                                    John C. Dicus, Chairman and

                                                                                                                                                                                                        Chief Executive Officer

Date: December 27, 2002                                                                                                                                                 By: /s/ Neil F. M. McKay

                                                                                                                                                                                                   Neil F. M. McKay, Executive Vice President
                                                                                                                                                      and Chief Financial Office

CERTIFICATION

I, John C. Dicus, certify that:

1. I have reviewed this annual report on Form 10-K of Capitol Federal Financial;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002

By: /s/ John C. Dicus

        John C. Dicus

        Chairman and Chief Executive Officer

CERTIFICATION

I, Neil F. M. McKay, certify that:

1. I have reviewed this annual report on Form 10-K of Capitol Federal Financial;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002

By: /s/ Neil F. M. McKay

        Neil F. M. McKay

        Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Document

2.0	Plan of Reorganization and Stock Issuance Plan*
3(i)	Federal Stock Charter of Capitol Federal Financial*
3(ii)	Bylaws of Capitol Federal Financial*
4	Form of Stock Certificate of Capitol Federal Financial*
10.1	Registrant's Employee Stock Ownership Plan*
10.2	Registrant's 2000 Stock Option and Incentive Plan filed on April 13, 2000 as Appendix A to
Registrant's Revised Proxy Statement (File No. 000-25391)
10.3	Registrant's 2000 Recognition and Retention Plan filed on April 13, 2000 as Appendix B to
Registrant's Revised Proxy Statement (File No. 000-25391)
10.4	Deferred Incentive Bonus Plan filed on December 31, 2001 as Exhibit 10.4 to the Annual Report on
Form 10-K.
10.5	Term Loan Agreement dated as of August 14, 2001, by and among Capitol Federal Financial, as borrower and Charter One Bank, F.S.B. and LaSalle Bank National Association as Lenders, filed
Exhibit 12 to Schedule TO - I/A (File No. 005-56153) on August 24, 2001.
10.6	Pledge Agreement dated as of August 14, 2001, by and among Capitol Federal Financial, as pledgor and Charter One Bank, F.S.B. and LaSalle Bank National Association, filed as Exhibit 12 to
Schedule TO - I/A (File No. 005-56153) on August 24, 2001.
11	Statement re: computation of earnings per share **
13	Annual Report to Stockholders
21	Subsidiaries of the Registrant
23	Consent of Independent Auditors

   *Incorporated by reference from Capitol Federal Financial's Registration Statement on Form S-1 (File No. 333-68363) filed on February 11, 1999, as amended and declared effective on the same date.

   **No statement is provided because the computation of per share earnings on both a basic and fully diluted basis can be clearly determined from the Financial Statements included in the 2002 Annual Report to Stockholders, filed herewith.