Form 10-Q
period 2002-12-31
CAPITOL FEDERAL FINANCIAL
filed 2003-02-19
CIK 1074433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarter ended December 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock 73,120,462 Class Shares Outstanding as of February 10, 2003

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share counts)
	December 31,	September 30,
	2002	2002
	(Unaudited)
ASSETS:
Cash and cash equivalents	$ 27,866	$ 452,341
Investment securities held to maturity, at cost (market value of $844,165
and $534,769)	810,013	500,814
Mortgage-related securities:
Available-for-sale, at market (amortized cost of $2,280,018 and $1,290,643)	2,308,879	1,318,974
Held-to-maturity, at cost (market value of $898,338 and $1,284,539)	879,993	1,255,906
Loans held for sale, net	49,489	145,657
Loans receivable, net	4,342,601	4,867,569
Mortgage servicing rights	7,057	2,547
Capital stock of Federal Home Loan Bank, at cost	177,500	163,250
Accrued interest receivable	50,455	43,401
Premises and equipment, net	23,669	23,679
Real estate owned, net	3,143	2,886
Other assets	7,348	4,103
TOTAL ASSETS	$8,688,013	$8,781,127

LIABILITIES:
Deposits	$4,324,052	$4,391,874
Advances from Federal Home Loan Bank	3,200,000	3,200,000
Other borrowings, net	96,264	101,301
Advance payments by borrowers for taxes and insurance	9,382	40,254
Accrued and deferred income taxes payable	40,405	22,124
Accounts payable and accrued expenses	43,175	38,144
Total Liabilities	7,713,278	7,793,697

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares
authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 authorized; 91,512,287
shares issued as of December 31, 2002 and September 30, 2002	915	915
Additional paid-in-capital	395,080	393,849
Retained earnings	886,208	883,973
Accumulated other comprehensive income	17,917	17,587
Unearned compensation, Employee Stock Ownership Plan	(24,382)	(22,180)
Unearned compensation, Recognition and Retention Plan	(3,261)	(3,855)
Less shares held in treasury (18,417,445 and 17,959,145 shares as of
December 31, 2002 and September 30, 2002, at cost)	(297,742)	(282,859)
Total Stockholders' Equity	974,735	987,430

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,688,013	$8,781,127

See accompanying notes to consolidated interim financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share amounts)

	For the Three Months Ended
	December 31,
	2002	2001
INTEREST AND DIVIDEND INCOME:
Loans receivable	$ 82,724	$ 97,172
Mortgage-related securities	37,653	36,347
Investment securities	6,652	6,517
Cash and cash equivalents	823	783
Capital stock of Federal Home Loan Bank	1,553	2,248
Total interest and dividend income	129,405	143,067

INTEREST EXPENSE:
Deposits	35,719	46,234
FHLB Advances	50,278	50,177
Other borrowings	950	1,084
Total interest expense	86,947	97,495

Net interest and dividend income	42,458	45,572
Provision for loan losses	--	100
Net interest and dividend income after
provision for loan losses	42,458	45,472

OTHER INCOME:
Retail fees and charges	4,003	2,656
Loan fees	670	424
Insurance commissions	499	503
Gains on sales of loans receivable held for sale	17,246	2
Other, net	595	810
Total other income	23,013	4,395

OTHER EXPENSES:
Salaries and employee benefits	10,392	9,409
Occupancy of premises	2,433	2,540
Office supplies and related expenses	918	790
Deposit and loan transaction fees	1,317	1,256
Advertising	975	805
Federal insurance premium	193	197
Other, net	1,445	1,209
Total other expenses	17,673	16,206

Income before income tax expense	47,798	33,661

Income tax expense	18,632	12,897
NET INCOME	$29,166	$20,764

Basic earnings per share	$0.41	$0.29
Diluted earnings per share	$0.40	$0.28

See accompanying notes to consolidated interim financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in thousands)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-In	Retained	Comprehensive	Compensation	Compensation	Treasury
	Stock	Capital	Earnings	Income	(ESOP)	(RRP)	Stock	Total

Balance at October 1, 2002	$915	$393,849	$883,973	$17,587	($22,180)	($3,855)	($282,859)	$987,430
Comprehensive Income:
Net income			29,166					29,166
Change in unrealized gain on available-
for-sale securities, net of deferred income
tax ($200)				330				330
Total comprehensive income								29,496

Change in Employee Stock Ownership Plan		782			504			1,286
Unallocated shares - ESOP cash					(2,706)			(2,706)
Change in Recognition and Retention Plan		288				594		882
Acquisition of treasury stock							(16,537)	(16,537)
Stock options exercised		161					1,654	1,815
Dividends on common stock to
stockholders ($1.43 per share)			(26,931)					(26,931)
Balance at December 31, 2002	$915	$395,080	$886,208	$17,917	($24,382)	($3,261)	($297,742)	$974,735

See accompanying notes to consolidated interim financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)
	For the Three Months Ended
	December 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 29,166	$ 20,764
Adjustments to reconcile net income to net cash provided
by operating activities:
Net loan origination fees capitalized	4,965	3,005
Amortization of net deferred loan origination fees	(3,695)	(2,542)
Provision for loan losses	--	100
Loss on sales of premises and equipment, net	26	--
Loss/(gain) on sales of real estate owned, net	(69)	4
Gains on sales of loans receivable held for sale	(17,246)	(2)
Originations of loans held for sale	(451,645)	(1,275)
Proceeds from sales of loans held for sale	557,926	897
Amortization of mortgage servicing rights	264	--
Change in fair value of loan-related commitments	365	--
Amortization and accretion of premiums and discounts on
mortgage-related securities and investment securities (net)	3,124	1,090
Depreciation and amortization on premises and equipment	824	918
Amortization of deferred debt issuance costs	50	43
Common stock committed to be released for allocation - ESOP	1,286	1,034
Amortization of unearned compensation - RRP	594	594
Changes in:
Accrued interest receivable	(7,054)	3,227
Other assets	(3,721)	777
Income taxes payable	18,632	12,897
Accounts payable and accrued expenses	5,049	(2,001)
Net cash provided by operating activities	138,841	39,530

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities	--	350
Purchases of investment securities	(309,839)	--
Proceeds from the retirement of capital stock of FHLB	1,250	--
Purchases of capital stock of FHLB	(15,500)	--
Principal collected on mortgage-related securities available-
for-sale	269,097	89,948
Purchases of mortgage-related securities available-for-sale	(1,262,515)	--
Principal collected on mortgage-related securities held-to-
maturity	377,472	190,850
Purchases of mortgage-related securities held-to-maturity	--	(565,259)
Loan originations, net of principal collected	496,210	(96,182)
Loan purchases, net of principal collected	28,282	176,486
Purchases of premises and equipment, net	(840)	(459)
Proceeds from sales of real estate owned	1,488	529
Net cash used in investing activities	(414,895)	(203,737)

<Index>

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(26,931)	(3,285)
Unallocated shares - ESOP cash	(2,706)	--
Deposits, net of payments	(67,822)	57,047
Proceeds from advances from Federal Home Loan Bank	443,000	20,000
Repayments on advances from Federal Home Loan Bank	(443,000)	--
Proceeds from other borrowings	--	117,000
Repayments on other borrowings	(5,087)	--
Change in advance payments by borrowers for taxes and
insurance	(30,872)	(31,032)
Acquisitions of treasury stock	(16,537)	(121,167)
Stock options exercised	1,534	1,834
Net cash used in (provided by) financing activities	(148,421)	40,397

NET DECREASE IN CASH AND CASH EQUIVALENTS	(424,475)	(123,810)
CASH AND CASH EQUIVALENTS:
Beginning of Period	452,341	153,462
End of Period	$ 27,866	$ 29,652

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING TRANSACTIONS:
Loans transferred to real estate owned	$ 1,644	$ 849
Equity adjustment for tax effect of RRP shares	$ 288	$ 4
Equity adjustment for tax effect of disqualifying
disposition of stock options	$ 281	$ 151
Originated mortgage servicing rights recorded in conjunction
with the sale of loans held for sale	$ 4,912	--

See accompanying notes to consolidated interim financial statements.

<Index>

Notes to Consolidated Interim Financial Statements

1.   Basis of Financial Statement Presentation and Significant Accounting Policies
The accompanying consolidated financial statements of Capitol Federal Financial and subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K to the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

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

2.   Recent Accounting Pronouncements
In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The provisions of this Statement are required to be applied starting in fiscal year 2003. The Company's adoption of SFAS No.142 did not have a significant impact on its consolidated financial statements.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for the Company's financial statements issued for fiscal year 2003. The Company's adoption of SFAS No. 143 did not have a significant impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this Statement are effective for the Company's financial statements issued for fiscal year 2003. The Company's adoption of SFAS No. 144 did not have a significant impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company's adoption of SFAS No. 146 did not have a significant impact on its consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions". This Statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. Those transition provisions are effective on October 1, 2002. The scope of SFAS No. 144 is amended to include long-term customer-relationship intangible assets such as depositor-and borrower-relationship intangible assets and credit card-holder intangible assets. The Company's adoption of SFAS No. 147 did not have a significant impact on its consolidated financial statements.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Under the fair value based method, compensation cost for stock options is measured when options are issued. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statement of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for the Company's 2003 fiscal year, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial statement issued for the quarter ending March 31, 2003 and thereafter. The Company does not believe that the adoption of SFAS No. 148 will have a significant impact on its consolidated financial statements.

In November 2002, the FASB issued Financial Interpretation ("FIN") No. 45 "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other." FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also provides additional guidance on the disclosure of guarantees. The recognition and measurement provisions are effective for guarantees made or modified after December 31, 2002. The disclosure provisions are effective for the Company's quarter ending after December 31, 2002. The Company will adopt the recognition and measurement provisions of FIN No. 45 as required in fiscal 2003 and does not expect a material impact on the consolidated financial statements.

3.   Dividends

On November 7, 2002, the Company declared a special year-end dividend of $1.22 per share or $22.9 million. The dividend was paid on December 6, 2002 to holders of record as of November 22, 2002. Capitol Federal Savings Bank MHC waived its right to this dividend.

4.   Gain on the sales of loans receivable held for sale

During the quarter ending December 31, 2002, the Bank sold most of its conforming new originations and modifications of single-family fixed rate mortgage loans into the secondary market. The Bank recognized a gain of $17.2 million, pre-tax, on the sale of $544.0 million of these loans. As a result of these loan sales, the Bank recorded an increase of $4.9 million in its mortgage servicing rights.

5.   Earnings Per Share
Basic earnings per share for the quarter ended December 31, 2002 were $0.41 and diluted earnings per share for the same period were $0.40. The Company accounts for the 3,024,574 shares acquired by its ESOP in accordance with SOP 93-6 and the shares acquired for its Recognition and Retention Plan (RRP) in a manner similar to the ESOP shares. Shares acquired by the ESOP and the RRP are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee's individual account. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

	Three Months Ended
	December 31,
	2002	2001
Net Income	$29,166	$20,764

Average common shares outstanding	69,007,351	71,137,449
Average allocated ESOP shares outstanding	807,100	605,462
Average allocated RRP shares outstanding	769,500	513,500
Total basic average common shares outstanding	70,583,951	72,256,411

Effect of dilutive RRP shares	376,170	484,452
Effect of dilutive stock options	1,890,691	1,570,365
Total diluted average common shares outstanding	72,850,812	74,311,228

Net earnings per share
Basic	$0.41	$0.29
Diluted	$0.40	$0.28

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Capitol Federal Financial (the "Company"), and its wholly owned subsidiary, Capitol Federal Savings Bank ("Capitol Federal Savings" or the "Bank"), may from time to time make written or oral "forward-looking statements", including statements contained in their filings with the Securities and Exchange Commission ("SEC").

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

The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The discussion includes comments relating to the Bank, since the Bank is wholly owned by the Company and comprises the majority of assets and principal source of income for the Company.

Critical Accounting Policies

The Company's critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of December 31, 2002, have remained unchanged from September 30, 2002. Our primary policies involving significant judgment and assumptions relates to the allowance for loan losses and the valuation of mortgage servicing rights. Disclosure on these critical accounting policies are incorporated by reference under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2002.

Financial Condition

From September 30, 2002 to December 31, 2002, deposits decreased $67.8 million, primarily due to certificates of deposit maturing and not renewing in excess of the growth in all other deposit categories. Although the Bank continues to be competitive in its markets for the rates that it offers on these accounts, certificates are maturing at rates higher than are currently being offered. Some customers are, therefore, seeking higher yielding investments that are not backed by FDIC insurance. Equity decreased $12.7 million primarily due to the special year-end dividend paid in December 2002 of $1.22 per share and the repurchase of shares during the quarter. The decreases were funded with proceeds from the repayment on loans and mortgage-related securities and sales of loans during the quarter. The Bank continued to sell loans during the quarter but terminated the current loan sale program in December 2002. Proceeds from repayments and loan sales not used to fund the withdrawals of savings or to fund our equity transactions continued to shift toward securities and away from loans. Of the $49.5 million of loans classified as available-for-sale at December 31, 2002, $33.0 million were sold in January 2003 for a pre-tax gain of $606 thousand.

Assets.  Total assets of the Company decreased $93.1 million from $8.78 billion at September 30, 2002 to $8.69 billion at December 31, 2002. The composition of the assets of the Company changed as a result of the continued loan sales and the use of the proceeds from loan sales and repayments of loans and mortgage-related securities to purchase adjustable rate mortgage-related securities and short-term agency bonds.

  Cash and cash equivalents decreased $424.5 million, or 93.8%, to $27.9 million at December 31, 2002. The decrease in the balance was due primarily to the purchase of mortgage-related securities, the funding of withdrawals from savings and the funding of the special year-end dividend.
  Investment securities increased $309.2 million. The Company invested in short-term agency bonds as part of its strategy to maintain cashflows that are available for reinvestment in about a twelve month time frame. The proceeds to purchase these securities came from the sale of loans and repayments on loans and mortgage-related securities.
  Mortgage-related securities increased $614.0 million, or 23.9%, from $2.57 billion at September 30, 2002 to $3.19 billion at December 31, 2002. During the current quarter we purchased $1.26 billion of adjustable rate mortgage-backed securities, with an average yield of 4.34%. The purchase of adjustable rate securities is part of our continuing strategy to provide interest rate risk and earnings protection in a rising rate environment.
  The loan portfolio decreased $525.0 million, or 10.8%, from $4.87 billion at September 30, 2002 to $4.34 billion at December 31, 2002. During the quarter, the Bank originated loans totaling $422.9 million and purchased loans of $62.2 million. These amounts were offset by the sale of $544.0 million of new and modified single-family fixed rate mortgage loans into the secondary market and loan repayments of $418.4 million. The amount of originations and purchases excluding amounts refinanced was $322.8 million. The amount of loans modified during the quarter totaled $634.1 million. Adjustable rate products comprised 35.6% of total originations and purchases during the period, all of which were retained in the Bank's portfolio. The average yield on our loan portfolio decreased 21 basis points from 6.70% at September 30, 2002 to 6.49% at December 31, 2002.

Loans may be modified under a program that provides current borrowers with the opportunity to change their existing term to maturity and/or rate of interest. The loan is then re-amortized. The program requires a fee to be paid by the borrower of $650.00 to $950.00. This program allows us to retain our relationship with the borrower who might otherwise attain home financing elsewhere. Loans with rate modifications totaled $634.1 million, an increase of $130.9 million, or a 26.0% increase over the same period, one year ago. The average rate on loans modified during the three month period decreased 117 basis points from 6.92% to 5.75%.

Loans that are refinanced represent loans that have been paid off and a new loan is made with the same borrower. This process requires the complete underwriting of the loan. Refinanced loans totaled $162.3 million since September 30, 2002, an increase of $16.2 million or 11.1%, compared to the same period one year ago. The yield on loans refinanced for the period ended December 31, 2002 was 5.57%, 10 basis points less than the average rate on total loan originations.

The following table presents the Company's loan portfolio at the dates indicated.

	December 31, 2002			September 30, 2002
	Amount	% of Total	Yield	Amount	% of Total	Yield

Real Estate Loans:
One- to four-family	$4,094,094	93.41%	6.52%	$4,612,543	93.94%	6.72%
Multi-family	43,733	1.00	7.68	45,985	0.94	7.79
Commercial	8,555	0.20	8.16	5,514	0.11	8.15
Construction and development	44,404	1.01	6.19	48,023	0.98	6.46
Total real estate loans	4,190,786	95.62	6.53	4,712,065	95.97	6.73

Consumer loans:
Savings loans	11,699	0.27	5.69	11,931	0.24	5.83
Home improvement	1,257	0.03	8.02	1,498	0.03	8.15
Automobile	6,090	0.14	8.38	6,913	0.14	8.39
Home equity	171,211	3.90	5.46	175,551	3.58	5.90
Other	1,823	0.04	11.46	1,878	0.04	11.59
Total consumer loans	192,080	4.38	5.64	197,771	4.03	6.05

Total loans receivable	4,382,866	100.00%	6.49%	4,909,836	100.00%	6.70%

Less:
Loans in process	20,989			21,764
Deferred fees and discounts	14,510			15,678
Allowance for losses	4,766			4,825
Total loans receivable, net	$4,342,601			$4,867,569

The following table presents loan origination, purchase and modification activity for the period indicated:
	For the Three Months Ended
	December 31, 2002
Fixed Rate	Amount	Yield	% of Total
Origination - one- to four-family	$180,723	5.95%	37.26%
Refinance - one- to four-family	122,811	5.85	25.32
Multi-family and commercial	3,400	6.77	0.70
Consumer loans	5,475	7.15	1.13

Adjustable Rate
Origination - one- to four-family	36,658	4.77	7.56
Refinance - one- to four-family	39,453	4.70	8.13
Commercial	--	--	--
Consumer loans	34,345	5.27	7.08
Purchased loans	62,154	4.30	12.82
Total Originations and Purchases	$485,019	5.49%	100.00%

Mortgage loan modifications	$634,133	5.75%
  Our level of non-performing loans continues to be minimal because of our underwriting standards on the loans we originate and purchase. At December 31, 2002 our ratio of non-performing loans to total assets was 0.09%, unchanged from September 30, 2002. Non-performing loans include loans primarily either 90 days or more delinquent or in the process of foreclosure. Loans 90 days or more delinquent have increased $419 thousand, while loans in some stage of foreclosure have decreased $946 thousand since September 30, 2002. Real estate owned increased slightly from $2.9 million at September 30, 2002 to $3.1 at December 31, 2002. The average balance per property increased slightly from $81 thousand at September 30, 2002 to $83 thousand at December 31, 2002. Loans 30 to 89 days delinquent, which are not reported as non-performing loans, have increased approximately 9.0% since September 30, 2002.

Risks that the balance of our non-performing loans may increase are primarily driven by the state of the local economy. In all of our market areas, the economy has continued to be stable. Some large employers have announced reductions in workforce in recent months but with the predominance of dual income families, large and diversified service and manufacturing sectors of local economies and, generally, the ability of workers to find other work, we have not yet seen any marked increase in the balance of non-performing loans. Other risks to our allowance for loan losses remain unchanged from September 30, 2002 as property values have generally maintained or increased in value.

The following table presents the Company's non-performing loans, including non-accrual loans and real estate owned, at the dates indicated.

	December 31,	September 30,
	2002	2002
Non-accruing loans:
One- to four-family	$7,192	$7,701
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	255	273
Total	$7,447	$7,974

Accruing loans delinquent more than 90 days:
One- to four-family	--	--
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	--	--
Total	--	--

Real Estate Owned:
One- to four-family	$3,143	$2,886
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	--	--
Total	$3,143	$2,886

Total non-performing assets	$10,590	$10,860

Non-performing assets to total assets	0.12%	0.12%

Non-performing loans to total loans	0.17%	0.16%

Allowance for loan losses to non-
Performing loans	64.00%	60.51%

Allowance for loan losses to loans
receivable, net	0.11%	0.10%

  The allowance for loan losses as a percentage of non-performing loans was 64.00% at December 31, 2002 compared to 60.51% at September 30, 2002. The increase in the ratio of allowance for loan losses to non-performing loans primarily resulted from the decrease in non-performing loans. There was no addition to the allowance for loan losses during the quarter. Net charge-offs year-to-date, of $59 thousand, represent 0.55% of average non-performing assets and less than 0.01% of the outstanding balance of loans receivable.
  The following table presents the Company's activity for loan losses at the dates and for the periods indicated.
	For the Three Months Ended
	December 31,
	2002	2001

Balance at the beginning of period	$4,825	$4,837

Charge offs:
One- to four-family	18	66
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	47	5
Total charge-offs	65	71

Recoveries:
One- to four-family	6	--
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	--	--
Total recoveries	6	--

Net charge-offs	59	71
Additions charged to operations	--	100
Balance at end of period	$4,766	$4,866

Liabilities and Stockholders' Equity:  Deposits, the largest component of liabilities, decreased $67.8 million from September 30, 2002. The decrease in deposits was primarily a result of a decrease in certificates of deposit. Stockholders' equity decreased $12.7 million primarily as a result of the repurchase of shares of stock and the special year-end dividend paid in December 2002. The ending balance of advances from the FHLB remained unchanged from September 30, 2002 at $3.20 billion.

  Deposits decreased $67.8 million, or 1.5%, from $4.39 billion at September 30, 2002 to $4.32 billion at December 31, 2002. The certificates decreased by $117.7 million or approximately 3.8%. Of the decrease in certificates of deposits, $25.7 million were due to a reduction in the balance of brokered deposits and public unit funds. The decrease was partially offset by increases in demand deposit and money market accounts by $12.9 million and $35.0 million, respectively.

The table below presents the Company's savings portfolio at the dates indicated.

	At			At
	December 31, 2002			September 30, 2002
		% of	Average		% of	Average
	Amount	Total	Yield	Amount	Total	Yield

Demand deposits	$ 357,920	8.28%	0.43%	$ 344,979	7.85%	0.43%
Passbook & passcard	109,450	2.53	1.00	107,500	2.45	1.00
Money market select	843,182	19.50	1.76	808,162	18.40	1.91
Certificates	3,013,500	69.69	4.00	3,131,233	71.30	4.09
Total deposits	$4,324,052	100.00%	3.19%	$4,391,874	100.00%	3.32%

The following table presents deposit activity for the periods indicated.

	For the Quarter Ended
	December 31,
	2002	2001
Deposit activity:
Opening balance	$4,391,874	$4,285,835
Deposits	1,496,596	1,466,660
Withdrawals	1,595,452	1,450,313
Interest credits	31,034	40,700
Ending balance	$4,324,052	$4,342,882

Net increase (decrease)	$ (67,822)	$ 57,047
  The effective rate on the other borrowings, including the amortization of borrowing costs, paid by the Company for the first three months was 3.92%, while the rate for the next three months will be approximately 3.52%. The decrease in the balance was due to the normal quarterly payment due on these borrowings.
  Total stockholders' equity decreased $12.7 million, or 1.3%, from $987.4 million at September 30, 2002, to $974.7 million at December 31, 2002. At December 31, 2002, book value per share was $13.84 compared to $13.94 at September 30, 2002. Our equity to assets ratio was 11.22% at December 31, 2002 compared to 11.24% at September 30, 2002. Return on average equity was 11.81% for the quarter.

The decrease in the balance of stockholders' equity was due primarily to the repurchase of 623,836 shares of stock during the three month period ended December 31, 2002 at a total cost of $16.5 million and dividends paid of $26.9 million that included a special year-end dividend of $1.22 per share or $22.9 million. The total number of treasury shares at December 31, 2002 was 18,417,445, with 73,094,842 voting shares outstanding. The current stock repurchase plan has 1,536,102 shares authorized and 653,737 repurchased through February 10, 2003. These actions were partially offset by net income of $29.2 million.

During the quarter, the Company paid a $0.21 per share dividend on November 15, 2002 to holders of record as of November 1, 2002 and a $1.22 per share dividend on December 6, 2002 to holders of record as of November 22, 2002. At its meeting on January 21, 2003, the Board declared a $0.22 per share dividend to holders of record on February 7, 2003, payable on February 21, 2003.

Shares owned by Capitol Federal Savings MHC total 52,192,817. Capitol Federal Savings MHC is the majority stockholder of the Company, owning 71.4% of the stock of the Company. The MHC has, to date, waived its right to receive dividends from the Company.
	As of December 31, 2002
	Average for the Quarter Ended	End of Period
Share Information (not rounded):
Basic shares	70,583,951	70,412,230
Diluted shares	72,850,812
Total voting shares outstanding	73,316,925	73,094,842
Treasury stock	18,195,362	18,417,445
Unallocated shares in Employee
Stock Option Plan	2,217,474	2,167,612
Unvested shares in Recognition
and Retention Plan	515,500	515,000
Basic shares less shares held by MHC	18,391,134	18,219,413

Comparison of Operating Results for the Three Months Ended December 31, 2002 and 2001

General.  For the three months ended December 31, 2002, the Company recognized net income of $29.2 million, compared to net income of $20.8 million for the three months ended December 31, 2001, an increase of $8.4 million, or 40.4%. During the quarter the Company recorded a gain of $17.2 million on sale of mortgage loans, or $10.5 million on an after-tax basis. The Company's efficiency ratio for the quarter ended December 31, 2002 was 27.00% compared to 32.40% for the quarter ended December 31, 2001. The decrease in the efficiency ratio was primarily a result of the increase in non-interest income due to the gain on sale of loans recorded during the three month period.

The following table presents average balance information for the periods indicated:

	Average Balances for the
	Quarter Ended December 31,		Change From Prior Period
	2002	2001	Amount	Percent
Selected Balance Sheet Data:
Total assets	$8,755,953	$8,666,740	$ 89,213	1.03%
Loans receivable	4,690,341	5,396,562	(706,221)	(13.09)
Mortgage-related securities	3,029,759	2,347,932	681,827	29.04
Investment securities	541,099	502,157	38,942	7.75
Cash and cash equivalents	220,014	149,222	70,792	47.44
Capital stock of FHLB	164,427	162,186	2,241	1.38
Deposits	4,342,209	4,275,528	66,681	1.56
FHLB advances	3,228,804	3,200,739	28,065	0.88
Borrowings, other	96,231	99,026	(2,795)	(2.82)
Stockholders' equity	987,544	968,818	18,726	1.93

The following table presents average rate information for the periods indicated.

	For the Quarter Ended
	December 31,
	2002	2001
Average Yield and Cost During Period: (annualized)
Loans receivable	7.05%	7.20%
Mortgage-related securities	4.97	6.19
Investment securities	4.92	5.19
Cash and cash equivalents	1.48	2.08
Capital stock of FHLB	3.75	5.50
Average yield on interest earning assets	5.99	6.68
Deposits	3.27	4.29
FHLB advances	6.10	6.14
Borrowings, other	3.92	4.35
Average rate on interest bearing liabilities	4.47	5.07
Net Interest Rate Spread	1.52	1.61
Net Interest Margin	1.96	2.13

Net Interest Income.  Net interest and dividend income for the three months ended December 31, 2002 was $42.5 million, a decrease of $3.0 million, or 6.6% from the same period last year.

  The decrease was primarily due to a decrease in total interest and dividend income. The amount recorded for the quarter was $129.4 million, or 9.6%, less than the $143.1 million one year ago. The primary reason for the change was a decrease in interest on loans receivable of $14.4 million from the same period one year ago. The average yield on earning assets was 5.99%, down 69 basis points from one year ago.

  The decrease in interest and dividend income was partially offset by the decrease in total interest expense of $10.5 million, or 10.8%, from one year ago. The decrease in interest expense was primarily due to a decrease in the expense on deposits of $10.5 million. The average cost on interest bearing liabilities was 4.47%, down 60 basis points from one year ago.
  The net interest and dividend income for the quarter was $42.5 million, down $3.0 million from one year ago. The net interest margin for the quarter decreased 17 basis points to 1.96% from 2.13% for the same quarter one year ago.

Interest and Dividend Income.  Interest and dividend income for the three months ended December 31, 2002 was $129.4 million, down $13.7 million from the same period last year, a decrease of 9.5%. The average yield on interest earning assets was down 69 basis points to 5.99% from the same quarter one year ago. The decrease in the yield was due to both a decrease in the average yield on all earning assets as well as a change in the mix of assets such that lower yielding assets comprised a higher percentage of total earning assets.

  Interest on loans decreased from $97.2 million for the three months ended December 31, 2001 to $82.7 million for the three months ended December 31, 2002. This decrease of $14.5 million was primarily the result of a decrease in the average balance of our loan portfolio. The average balance of loans receivable decreased $706.2 million to $4.69 billion for the three months ended December 31, 2002, compared to the same period one year ago. The average yield on loans decreased 15 basis points to 7.05% for the quarter ended December 31, 2002 from 7.20% one-year ago. The decrease in the yield on the loan portfolio is due to both lower origination rates compared to one year ago and the reduction in rates on mortgages held in our portfolio as a result of loan modifications and refinances.
  Interest income on mortgage-related securities increased $1.3 million to $37.7 million for the quarter ended December 31, 2002. The increase was due primarily to an increase in the average balance of $681.8 million, largely offset by a decrease in the average yield of 122 basis points from the quarter ended December 31, 2001. The decrease in the yield was due primarily to the prepayments received on mortgage-related securities secured by loans with rates substantially greater than current market rates and the reinvestment of those proceeds and proceeds from the sale of loans into adjustable rate mortgage-related securities.
  Interest income on investment securities increased $135 thousand from $6.5 million for the quarter ended December 31, 2001 to $6.7 million for the quarter ended December 31, 2002. This increase was due primarily to an increase in the average balance of $38.9 million. The average balance of these assets during the quarter was $541.1 million with an average yield of 4.92%.
  Dividend income on capital stock of FHLB for the quarter ended December 31, 2002 was $1.6 million compared to $2.2 million for the quarter ended December 31, 2001. The average yield during the quarter was 3.75% compared to 5.50% for the same quarter one year ago.

Interest Expense.  Interest expense decreased for the quarter ended December 31, 2002 to $86.9 million, down $10.5 million, or 10.8%, from the same period one year ago. The average cost of interest bearing liabilities was down 60 basis points, to 4.47% from the same quarter one year ago. The decrease in the average cost was due primarily to the decrease in the cost of deposits.

  For the quarter ended December 31, 2002 interest expense on deposits was $35.7 million compared to $46.2 million for the quarter ended December 31, 2001, a decrease of $10.5 million. The average rate paid on deposits for the quarter ended December 31, 2002 was 3.27% compared to 4.29% for the quarter ended December 31, 2001, a decrease of 102 basis points. The average balance of deposits during the quarter ended December 31, 2002 was $4.34 billion compared to $4.28 billion for the quarter ended December 31, 2001, an increase of $66.7 million, or 1.6%.
  Interest expense on borrowings for the quarter ended December 31, 2002 was $51.2 million compared to $51.3 million for the quarter ended December 31, 2001. The average balance of borrowings for the quarter ended December 31, 2002 was $3.33 billion compared to $3.30 billion for the quarter ended December 31, 2001, an increase of $25.3 million, or less than 1.0%. The average of borrowings increased as a result of the Bank borrowing funds to purchase securities in advance of repayments on mortgage-related securities. The average cost of borrowings for the quarter ended December 31, 2002 was 6.04% compared to 6.09% for the quarter ended December 31, 2001.

Provision for Loan Losses.  During the quarter, no additional provision for loan losses was recorded. The appropriateness of the provision, determined by management, is based upon an evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends, collateral values, loan volumes and concentrations and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of loans. The amounts that might actually be recorded as losses can vary significantly from the estimated amounts.

Non-interest Income.  During the quarter, non-interest income was $23.0 million, up $18.6 million, over the same period one year ago. The increase was primarily the result of the Bank selling most of its conforming new originations and modifications of single-family fixed rate mortgage loans into the secondary market. The Bank recognized a gain of $17.2 million, pre-tax, on the sale of $544.0 million of these loans. There were also increases in retail fees and charges due to increased debit card usage, an increase in the number of checking accounts, and a new pricing structure for processing overdrawn accounts.

Non-interest Expense.  Total non-interest expense increased $1.5 million to $17.7 million for the quarter ended December 31, 2002 compared to $16.2 million for the same period in 2001. The change over the previous year was primarily due to an increase in compensation expense. The increase in compensation expense of $983 thousand was primarily the result of increases in the cost of stock based benefit plans primarily due to increases in the market value of the stock, increases in compensation and a decrease in compensation expense deferred under FAS 91 due to a decrease in loan originations during the current period.

Income Tax Expense.  Income tax expense increased from $12.9 million for the quarter ended December 31, 2001, to $18.6 million for the quarter ended December 31, 2002. The effective tax rate for the quarter was 38.98%. The change in the effective rate represents an increase of 0.67% over the effective rate for the same period, one year ago. This increase in taxes was primarily attributable to the increase in the market value of the Company's stock and its effect on market value-based stock compensation related to the ESOP, which is non-deductible for tax purposes.

The following table presents rate information at the periods indicated.

	At
	December 31,	September 30,
	2002	2002
Average Yield / Cost at End of Period: (annualized)
Loans receivable	6.49%	6.70%
Mortgage-related securities	4.70	5.56
Investment securities	3.79	5.20
Deposits	3.19	3.32
FHLB advances	6.14	6.14
Borrowings, other	3.92	3.96

The following table presents performance ratios for the periods indicated.

	For the Quarter Ended
	December 31,
	2002	2001
Performance Ratios:
Return on average assets (annualized)	1.33%	0.96%
Return on average equity (annualized)	11.81	8.57
Average interest rate spread during
the period	1.52	1.61
Net interest margin	1.96	2.13
Efficiency ratio (annualized)	27.00	32.40
Capital Ratios:
Equity to total assets at end of period	11.22%	10.86%
Average equity to average assets	11.28%	11.18%
Ratio of earning assets to costing
liabilities	1.13	1.13

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

Off-Balance Sheet Arrangements

The Company, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities. Commitments include, but are not limited to:

  the origination, purchase or sale of loans,
  the purchase or sale of investment or mortgage-related securities, fulfillment of commitments under letters-of-credit, extensions of credit on home equity loans and construction loans, terms and conditions of operating leases, and
  the commitments to fund withdrawals of savings accounts at maturity.

At December 31, 2002 our commitments were:

  the total approved loan origination and purchase commitments outstanding amounted to $253.5 million.
  commitment to sell loans receivable held-for-sale was $30.7 million.
  commitment to purchase fixed rate and fixed term securities was $45.2 million.
  the unadvanced portion of construction loans was $21.0 million.
  unused home equity lines of credit were $259.3 million.
  outstanding standby letters of credit totaled $21 thousand.
  certificates of deposit scheduled to mature in one year or less totaled $1.88 billion.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. We anticipate that we will continue to have sufficient funds, through repayments, deposits and borrowings, to meet our current commitments.

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the suits will have a materially adverse effect on the Company's consolidated financial statements for either the current interim period or fiscal year ending September 30, 2003.

Capital

Consistent with our goals to operate a sound and profitable financial organization, we actively seek to maintain the Bank as a "well capitalized" institution in accordance with regulatory standards. Total equity for the Bank was $999.2 million at December 31, 2002, or 11.51% of total assets on that date. As of December 31, 2002, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The Bank's regulatory capital ratios at December 31, 2002 were as follows: Tier I (leverage) capital, 11.3%; Tier I risk-based capital, 29.2%; and total risk-based capital, 29.3%. The regulatory capital requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0%, respectively.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

For a complete discussion of the Company's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company's portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Asset and Liability Management and Market Risk" in the Company's Annual Report for the year ended September 30, 2002.

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

Changes in portfolio composition.  The following tables provide information regarding the fixed and adjustable rate composition of our investment and mortgage-related securities, loan and certificate of deposit portfolios as well as the change in composition from September 30, 2002 to December 31, 2002. Also presented is the maturity and conversion option information, by fiscal year, for our FHLB advances.

Our investment and mortgage-related securities portfolios became less rate sensitive with the fixed rate component decreasing by $115.7 million and the adjustable rate component increasing by $1.04 billion. Overall, fixed rate securities comprise 48.6% of these portfolios at December 31, 2002 compared to 67.2% at September 30, 2002. The mortgage-related securities added during the period have a remaining average life of 10.2 years at December 31, 2002. The average remaining life of the fixed rate mortgage-related securities is 1.06 years. The balance of these portfolios increased $922.7 million during the three month period ended December 31, 2002.

During the first quarter of fiscal year 2003, the Bank purchased $1.26 billion of adjustable-rate mortgage-backed securities. It is the Bank's intent to continue to purchase these types of securities and loans, as market conditions allow, to maintain or lower the fixed-rate portion of our loan and mortgage-related securities portfolios.

Our loan portfolio became slightly less heavily weighted in fixed rate loans during the period because as loans in the portfolio refinanced or were modified the Bank sold most of these loans and most of the new fixed rate originations into the secondary market. Fixed-rate loans comprised 71.1% of total loans at December 31, 2002 compared to 72.1% at September 30, 2002. The balance of fixed rate loans decreased $420.3 million. Adjustable-rate loans decreased in balance by $106.7 million over the three month period. Because of the decrease in both fixed and adjustable rate loans and the decrease in the portfolio of loans as a whole, the relative mix of loan types remained significantly unchanged. While the Bank has terminated its current program of selling loans, it may, if balance sheet and risk management conditions warrant, sell loans again into the secondary market.

On a composite basis, the mix of fixed rate to adjustable rate loans, investments and mortgage-related securities was more significant. At September 30, 2002, fixed rate assets comprised 70.2% of the total of these portfolios. At December 31, 2002, the fixed rate component of total earning assets decreased to 60.5%. The Bank uses, as appropriate, the secondary market to effect changes in its balance sheet that it cannot do in its local markets. Because the Bank has not utilized synthetic derivatives to manage its interest rate risk, but instead has used the mix of earning assets and costing liabilities to manage its interest rate risk, this change is significant for the Bank. While these actions may in the short-term reduce the Bank's earnings, similar to the costs that might be realized by entering into transactions designed to reduce interest rate risk using derivative instruments, management believes that it has better positioned the Bank to withstand the effects of rising rates on its overall interest rate risk position.

Our certificates of deposit decreased from September 30, 2002 to December 31, 2002 by $117.7 million and the average cost dropped 9 basis points between the two reporting dates. Certificates maturing in one-year or less increased $190.1 million and the average cost dropped 13 basis points from September 30, 2002 to December 31, 2002. The increase in the balance of certificates maturing in one year or less was caused by both the movement of balances from maturities greater than one year into the one year or less term and by the renewal of certificates of deposit into maturities of one year or less.

The following table presents the distribution of our loan portfolio at the periods indicated:

	At
	December 31, 2002		September 30, 2002
	Amount	Yield	Amount	Yield

Fixed-Rate Loans:
One- to four- family real estate	$ 2,998,406	6.72%	$ 3,418,360	6.84%
Other real estate	84,492	7.23	81,434	7.43
Non real estate	35,335	7.71	38,730	7.86
Total Fixed-Rate Loans:	3,118,233	6.75%	3,538,524	6.86%

Adjustable-Rate Loans:
One- to four- family real estate	1,095,688	5.95	1,194,183	6.31
Other real estate	12,200	5.74	18,088	6.00
Non real estate	156,745	5.18	159,041	5.62
Total Adjustable-Rate loans	1,264,633	5.85%	1,371,312	6.23%
Total Loans	$ 4,382,866	6.49%	$ 4,909,836	6.70%

Less:
Loans in process	20,989		21,764
Deferred fees and discounts	14,510		15,678
Allowance for loan losses	4,766		4,825
Total loans receivable, net	$ 4,342,601		$ 4,867,569

The following table presents the distribution of our investment and mortgage-related securities portfolios at the periods indicated:

	At
	December 31, 2002		September 30, 2002
	Balance	Rate	Balance	Rate
Fixed Rate Investments
Agency bonds	$ 810,013	3.79%	$ 500,814	5.20%
Mortgage-backed securities, at cost	429,934	6.26	521,841	6.34
Mortgage-related securities, at cost	691,215	6.11	1,024,190	6.27
Total fixed rate investments	$ 1,931,162	5.17%	$ 2,046,845	6.03%

Adjustable Rate Investments
Mortgage-backed securities, at cost	$ 2,036,410	4.04%	$ 997,570	4.58%
Mortgage-related securities, at cost	2,452	7.17	2,948	5.82
Total adjustable rate investments	$ 2,038,862	4.04%	$ 1,000,518	4.58%
Total Investments, at cost	$ 3,970,024	4.59%	$ 3,047,363	5.55%

The following table present the maturity of certificates of deposit at the periods indicated:

	December 31, 2002		September 30, 2002
	Amount	Rate	Amount	Rate
Certificates maturing within
0 to 3 months	$ 504,422	3.87%	$ 372,848	3.47%
3 to 6 months	585,782	4.10	480,391	3.97
6 months to one year	785,241	3.55	832,076	4.12
One year to two years	613,365	3.93	895,139	3.97
After two years	524,690	4.75	550,779	4.78
Total certificates maturing	$ 3,013,500	4.00%	$ 3,131,233	4.09%

The following table presents the maturity of FHLB advances.

Conversion	Maturity by Fiscal Year
option by	2008		2009		2010		Total
Fiscal Year	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
2003	$ 225,000	5.68%	$ --	--%	$ 1,000,000	6.27%	$ 1,225,000	6.16%
2004	--	--	725,000	5.60	--	--	725,000	5.60
2005	--	--	--	--	1,075,000	6.45	1,075,000	6.45
Non-convertible	--	--	--	--	175,000	6.28	175,000	6.28
Total	$ 225,000	5.68%	$ 725,000	5.60%	$ 2,250,000	6.36%	$ 3,200,000	6.14%

Item 4. Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures: An evaluation of Capitol Federal's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this quarterly report. The Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)     Changes in Internal Controls: In the quarter ended December 31, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.
Home<Index>

Part 2 -   OTHER INFORMATION

Item 1.  Legal Proceedings
Not Applicable
Home<Index>

Item 2.  Change in Securities and Use of Proceeds
Not applicable
<Index>

Item 3.  Defaults Upon Senior Securities
Not applicable
<Index>

Item 4.  Submission of Matters to a Vote of Security Holders-Results of Annual Meeting

At the Annual Meeting of Shareholders for the fiscal year ended September 30, 2002, held January 21, 2003, two matters were presented to shareholders. Shareholders elected John C. Dicus and B. B. Anderson to three-year terms as directors. Shareholders also ratified the appointment of Deloitte & Touche LLP as auditors for the fiscal year ending September 30, 2003. The vote's casts as to each matter are set forth below:

Proposal	Number of Votes
			Broker
	For	Withheld	Non-Votes
Election of the following directors for the terms indicated
B. B. Anderson (three years)	69,561,885	241,853	_
John C. Dicus (three years)	68,829,485	974,253	_

The following directors had their term of office continue after the meeting:
Carl W. Quarnstrom
Frederick P. Reynolds
John B. Dicus
Robert B. Maupin
Marilyn S. Ward
Proposal	Number of Votes
				Broker
	For	Against	Abstain	Non-Votes
Ratification of Deloitte & Touche LLP as auditors.	69,574,886	148,541	35,747	_

<Index>

Item 5.  Other Information
Not applicable
<Index>

Item 6.  Exhibits and Reports on Form 8-K

On November 7, 2002, the Company filed a current report on Form 8-K containing a press release announcing a special dividend declared by the Company of $1.22 per share to stockholders of record on November 22, 2002, payable on December 6, 2002, and a press release containing the Company's earnings for the fiscal year ended September 30, 2002.

On December 18, 2002, the Company filed a current report on Form 8-K containing a press release announcing that the Board of Directors had elected John B. Dicus to serve as the Chief Executive Officer of both the Company and the Bank, effective January 1, 2003.

<Index>

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL

Date:   February 18, 2003                                     By:   /s/ John B. Dicus
                                                                                     John B. Dicus, President and
                                                                                     Chief Executive Officer

Date:   February 18, 2003                                   By:   /s/ Neil F. M. McKay
                                                                                     Neil F.M. McKay, Executive Vice President
                                                                                     and Chief Financial Officer

<Index>

CERTIFICATION

In connection with the Quarterly Report of Capitol Federal Financial (the "Company") on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John B. Dicus, Chief Executive Officer of the Company and Neil F. M. McKay, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:   February 18, 2003                                    By:   /s/ John B. Dicus
                                                                                     John B. Dicus, President and
                                                                                     Chief Executive Officer

Date:   February 18, 2003                                   By:   /s/ Neil F. M. McKay
                                                                                     Neil F.M. McKay, Executive Vice President
                                                                                     and Chief Financial Officer

<Index>

CERTIFICATION

I, John B. Dicus, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Capitol Federal Financial;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 18, 2003

By: /s/ John B. Dicus

John B. Dicus, President and

Chief Executive Officer

CERTIFICATION

I, Neil F. M. McKay, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Capitol Federal Financial;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 18, 2003

By: /s/ Neil F. M. McKay

Neil F. M. McKay

Chief Financial Officer