Form 10-Q
period 2003-03-31
CAPITOL FEDERAL FINANCIAL
filed 2003-05-12
CIK 1074433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarter ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES X NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

Common Stock 73,184,062
Class Shares Outstanding
as of May 6, 2003

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except per share counts)
	March 31,	September 30,
	2003	2002
ASSETS:
Cash and cash equivalents	$231,855	$452,341
Investment securities held to maturity, at cost (market value of $883,847
and $534,769)	852,616	500,814
Mortgage-related securities:
Available-for-sale, at market (amortized cost of $2,548,056 and $1,290,643)	2,576,710	1,318,974
Held-to-maturity, at cost (market value of $459,748 and $1,284,539)	449,802	1,255,906
Loans held for sale, net	21,286	145,657
Loans receivable, net	4,332,283	4,867,569
Mortgage servicing rights	6,863	2,547
Capital stock of Federal Home Loan Bank, at cost	169,274	163,250
Accrued interest receivable	47,801	43,401
Premises and equipment, net	24,803	23,679
Real estate owned, net	2,582	2,886
Other assets	4,842	4,103
TOTAL ASSETS	$8,720,717	$8,781,127

LIABILITIES:
Deposits	$4,354,191	$4,391,874
Advances from Federal Home Loan Bank	3,200,000	3,200,000
Other borrowings, net	91,226	101,301
Advance payments by borrowers for taxes and insurance	32,849	40,254
Accrued and deferred income taxes payable	17,459	22,124
Accounts payable and accrued expenses	40,185	38,144
Total Liabilities	7,735,910	7,793,697

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares
authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 authorized; 91,512,287
shares issued as of March 31, 2003 and September 30, 2002	915	915
Additional paid-in-capital	396,327	393,849
Retained earnings	894,445	883,973
Accumulated other comprehensive income	17,787	17,587
Unearned compensation, Employee Stock Ownership Plan	(23,878)	(22,180)
Unearned compensation, Recognition and Retention Plan	(2,667)	(3,855)
Less shares held in treasury (18,391,225 and 17,959,145 shares as of
March 31, 2003 and September 30, 2002, at cost)	(298,122)	(282,859)
Total Stockholders' Equity	984,807	987,430

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,720,717	$8,781,127

See accompanying notes to consolidated interim financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share amounts)
	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2003	2002	2003	2002
INTEREST AND DIVIDEND INCOME:
Loans receivable	$71,429	$93,096	$154,153	$190,268
Mortgage-related securities	33,273	38,079	70,926	74,426
Investment securities	7,778	6,553	14,430	13,070
Cash and cash equivalents	126	405	949	1,188
Capital stock of Federal Home Loan Bank	1,474	1,992	3,027	4,241
Total interest and dividend income	114,080	140,125	243,485	283,193

INTEREST EXPENSE:
Deposits	32,644	41,923	68,363	88,157
FHLB Advances	49,107	49,103	99,385	99,280
Other borrowings	802	1,200	1,752	2,284
Total interest expense	82,553	92,226	169,500	189,721

Net interest and dividend income	31,527	47,899	73,985	93,472
Provision for loan losses	--	24	--	124
Net interest and dividend income after
provision for loan losses	31,527	47,875	73,985	93,348

OTHER INCOME:
Retail fees and charges	3,390	2,387	7,432	5,066
Loan fees	809	365	1,479	789
Insurance commissions	552	427	1,051	929
Gains on sales of loans receivable held for sale	948	15	18,194	17
Other, net	1,082	1,009	1,677	1,819
Total other income	6,781	4,203	29,833	8,620

OTHER EXPENSES:
Salaries and employee benefits	9,907	9,413	20,299	18,822
Occupancy of premises	2,376	2,446	4,809	4,985
Office supplies and related expenses	939	897	1,857	1,688
Deposit and loan transaction fees	1,385	1,170	2,908	2,363
Advertising	1,317	673	2,292	1,479
Federal insurance premium	189	200	382	397
Other, net	1,846	1,533	3,124	2,827
Total other expenses	17,959	16,332	35,671	32,561

Income before income tax expense	20,349	35,746	68,147	69,407

Income tax expense	7,971	14,048	26,603	26,945
NET INCOME	$12,378	$21,698	$41,544	$42,462

Basic earnings per share	$0.18	$0.30	$0.59	$0.59
Diluted earnings per share	$0.17	$0.30	$0.57	$0.57

See accompanying notes to consolidated interim financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in thousands)
				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-In	Retained	Comprehensive	Compensation	Compensation	Treasury
	Stock	Capital	Earnings	Income	(ESOP)	(RRP)	Stock	Total

Balance at October 1, 2002	$915	$393,849	$883,973	$17,587	($22,180)	($3,855)	($282,859)	$987,430
Comprehensive Income:
Net income			41,544					41,544
Change in unrealized gain on available-
for-sale securities, net of deferred income
taxes ($123)				200				200
Total comprehensive income								41,744

Change in Employee Stock Ownership Plan		1,816			(1,698)			118
Change in Recognition and Retention Plan		331				1,188		1,519
Acquisition of treasury stock							(17,479)	(17,479)
Stock options exercised		331	(25)				2,216	2,522
Dividends on common stock to
stockholders ($1.65 per share)			(31,047)					(31,047)
Balance at March 31, 2003	$915	$396,327	$894,445	$17,787	($23,878)	($2,667)	($298,122)	$984,807

See accompanying notes to consolidated interim financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)
	For the Six Months Ended
	March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,544	$42,462
Adjustments to reconcile net income to net cash provided
by operating activities:
Net loan origination fees capitalized	8,405	4,398
Amortization of net deferred loan origination fees	(6,851)	(3,828)
Provision for loan losses	--	124
Loss on sales of premises and equipment, net	23	--
Gain on sales of real estate owned, net	(195)	(2)
Gains on sales of loans receivable held for sale	(18,194)	(17)
Originations of loans held for sale	(456,663)	(5,568)
Proceeds from sales of loans held for sale	591,762	3,840
Amortization of mortgage servicing rights	670	25
Net fair value of loan-related commitments	365	--
Amortization and accretion of premiums and discounts on
mortgage-related securities and investment securities	10,653	1,936
Depreciation and amortization on premises and equipment	1,659	1,751
Amortization of deferred debt issuance costs	99	85
Common stock committed to be released for allocation - ESOP	2,824	2,161
Amortization of unearned compensation - RRP	1,188	1,189
Changes in:
Accrued interest receivable	(4,400)	1,917
Other assets	(1,145)	844
Income taxes payable	(4,024)	328
Accounts payable and accrued expenses	2,060	(6,025)
Net cash provided by operating activities	169,780	45,620

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities	--	1,242
Purchases of investment securities	(355,044)	(200,000)
Proceeds from the retirement of capital stock of FHLB	9,476	--
Purchases of capital stock of FHLB	(15,500)	--
Principal collected on mortgage-related securities available-
for-sale	558,716	180,585
Purchases of mortgage-related securities available-for-sale	(1,826,711)	(471)
Principal collected on mortgage-related securities held-to-
maturity	809,275	391,564
Purchases of mortgage-related securities held-to-maturity	--	(714,899)
Loan originations, net of principal collected	484,772	(221,823)
Principal collected, net of loans purchased	48,974	310,241
Purchases of premises and equipment, net	(2,806)	(1,855)
Proceeds from sales of real estate owned	3,006	1,426
Net cash used in investing activities	(285,842)	(253,990)

<Index>

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(31,047)	(6,752)
Unallocated shares ESOP cash	(2,706)	--
Deposits, net of payments	(37,683)	156,820
Proceeds from advances from Federal Home Loan Bank	443,000	20,000
Repayments on advances from Federal Home Loan Bank	(443,000)	(20,000)
Proceeds from other borrowings	--	116,389
Repayments on other borrowings	(10,174)	(5,087)
Change in advance payments by borrowers for taxes and
Insurance	(7,405)	(7,832)
Acquisitions of treasury stock	(17,479)	(125,472)
Stock options exercised	2,070	2,604
Net cash (used in) provided by financing activities	(104,424)	130,670

NET DECREASE IN CASH AND CASH EQUIVALENTS	(220,486)	(77,700)
CASH AND CASH EQUIVALENTS:
Beginning of Period	452,341	153,462
End of Period	$ 231,855	$ 75,762

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING TRANSACTIONS:
Loans transferred to real estate owned	$ 2,471	$ 1,419
Equity adjustment for tax effect of RRP shares	$ 43	$ --
Equity adjustment for tax effect of disqualifying
disposition of stock options	$ 171	$ 670
Originated mortgage servicing rights recorded in conjunction
with the sale of loans held for sale	$ 221	$ --

See accompanying notes to consolidated interim financial statements.

<Index>

Notes to Consolidated Interim Financial Statements

1.   Basis of Financial Statement Presentation and Significant Accounting Policies
The accompanying consolidated financial statements of Capitol Federal Financial and subsidiaries (the Company) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K to the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the valuation of mortgage servicing rights and allowances for losses on loans and real estate owned. While management believes that these allowances are adequate, future additions to the allowances may be necessary based on changes in economic conditions.

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

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Under the fair value based method, compensation cost for stock options is measured when options are issued. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for the Company's 2003 fiscal year. The interim disclosure provisions are effective for financial statements issued for the quarters ended March 31, 2003 and thereafter and are included herein. The Company's adoption of SFAS No. 148 did not have a significant impact on its consolidated financial statements.

In November 2002, the FASB issued Financial Interpretation ("FIN") No. 45 "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also provides additional guidance on the disclosure of guarantees. The recognition and measurement provisions are effective for guarantees made or modified after December 31, 2002. The disclosure provisions are effective for the Company's quarters ending after December 15, 2002 and have been considered herein. The Company will adopt the recognition and measurement provisions of FIN No. 45 as required in fiscal 2003 and does not expect a material impact on the consolidated financial statements.

3.   Accounting for Stock Based Compensation

The Company has adopted the disclosure requirements of SFAS No. 148. The Company applies the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employee," as allowed by SFAS Nos. 123 and 148, and related interpretations in accounting for our stock-based compensation plans.

For purposes of the pro forma disclosures required by SFAS No. 148, the estimated fair value of the options is amortized to expense on a straight-line method over the options' vesting period. If the fair value provisions under SFAS No. 123 would have been adopted, compensation expense would have been $10.2 million for the three months ended March 31, 2003 and $9.7 million for the same period last year. Compensation expense for the six months ended March 31, 2003 would have been $21.0 million and $19.5 million for the same period last year.

The following table presents the pro forma impact on earnings and earnings per share follows.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2002	2003	2002
Net Income	$12,378	$21,698	$41,544	$42,462

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	199	194	412	396

Pro forma net income	$12,179	$21,504	$41,132	$42,066

Net earnings per share
Basic-as reported	$0.18	$0.30	$0.59	$0.59
Basic-pro forma	$0.17	$0.30	$0.58	$0.59

Diluted-as reported	$0.17	$0.30	$0.57	$0.57
Diluted-pro forma	$0.17	$0.29	$0.57	$0.57

4.   Dividends

On January 21, 2003 the Company declared a dividend of $0.22 per share. The Company paid the dividend on February 21, 2003 to holders of record as of February 7, 2003. At its meeting on April 22, 2003, the Board declared a $0.23 per share dividend to holders of record on May 2, 2003, payable on May 16, 2003.

It is management's intent to pay a year-end dividend in December 2003. The amount of the dividend will be determined after the end of the current fiscal year. No dividend payout ratio has been targeted and one is not currently contemplated. See "Managements Discussion and Analysis - Capital" for information regarding the Bank's ability to pay dividends to the Company.

5.   Gain on the sales of loans receivable held for sale

During the quarter ended March 31, 2003 Capitol Federal Savings Bank (the Bank) completed its program of loan sales by settling on $30.6 million of conforming new originations and modifications of single-family fixed rate mortgage loans. At March 31, 2003 the Bank had no single-family loans held for sale.

During the six month period ending March 31, 2003, the Bank sold a large portion of its conforming new originations and modifications of single-family fixed rate mortgage loans into the secondary market. The Bank recognized a gain of $18.2 million, pre-tax, on the sale of $574.6 million of these loans. As a result of these loan sales, the Bank recorded an increase of $5.1 million in its mortgage servicing rights.

6.   Reclassifications

Certain reclassifications have been made to the 2002 consolidated financial statements in order to conform with the 2003 presentation.

7.   Earnings Per Share
Basic earnings per share were $0.18 per share for the quarter ended March 31, 2003 and diluted earnings per share for the same period were $0.17. The Company accounts for the 3,024,574 shares acquired by its ESOP in accordance with SOP 93-6 and the shares acquired for its Recognition and Retention Plan (RRP) in a manner similar to the ESOP shares. Shares acquired by the ESOP and the RRP are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee's individual account. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2002	2003	2002
Net income	$12,378	$21,698	$41,544	$42,462

Average common shares outstanding	68,806,455	70,220,076	68,908,007	70,683,786
Average allocated ESOP shares outstanding	857,522	655,884	832,034	630,396
Average allocated RRP shares outstanding	770,000	514,000	769,747	513,747
Total basic average common shares
Outstanding	70,433,977	71,389,960	70,509,788	71,827,929

Effect of dilutive RRP shares	417,959	534,187	398,585	509,861
Effect of dilutive stock options	1,468,091	1,589,901	1,442,955	1,583,529
Total diluted average common shares
Outstanding	72,320,027	73,514,048	72,351,328	73,921,319

Net earnings per share
Basic	$0.18	$0.30	$0.59	$0.59
Diluted	$0.17	$0.30	$0.57	$0.57

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

Critical Accounting Policies

The Company's critical accounting policies involving significant judgments and assumptions used in the preparation of the consolidated financial statements as of March 31, 2003, have remained unchanged from September 30, 2002. Our primary policies involving significant judgment and assumptions relates to the allowance for loan losses and the valuation of mortgage servicing rights. Disclosure on these critical accounting policies are incorporated by reference under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2002.

Financial Condition

From September 30, 2002 to March 31, 2003, deposits decreased $37.7 million, primarily due to a greater amount of certificates of deposit maturing and not renewing than the growth in all other deposit categories. Although the Bank continues to be competitive in its markets for the rates that it offers on these accounts, certificates are maturing at rates higher than are currently being offered and not all customers are reinvesting those dollars into certificates at current rates. Customers, in some cases, are seeking higher yielding investments that may not be backed by FDIC insurance. Equity decreased $2.6 million primarily due to the year-end dividend paid in December 2002 of $1.22 per share and the repurchase of shares. The decrease in deposits was funded in part with proceeds from the repayment on loans and mortgage-related securities and the sale of loans. The Bank terminated its recent loan sale program in December 2002, although some transactions were settled in early January 2003. Proceeds from repayments and loan sales not used to fund the withdrawals of savings were used to purchase securities.

The following table presents selected balance sheet data for the Company at the dates indicated.
	Balance at			Balance at	Change from
	March 31,	December 31,	Change from	September 30,	Fiscal
	2003	2002	Prior Quarter	2002	Year End
Selected Balance Sheet Data:
Total assets	$8,720,717	$8,688,013	$32,704	$8,781,127	($60,410)
Cash and cash equivalents	231,855	27,866	203,989	452,341	(220,486)
Loans held for sale, net	21,286	49,488	(28,202)	145,657	(124,371)
Loans receivable, net	4,332,283	4,342,601	(10,318)	4,867,569	(535,286)
Mortgage-related securities	3,026,512	3,188,872	(162,360)	2,574,880	451,632
Investment securities, HTM	852,616	810,013	42,603	500,814	351,802
Capital stock of FHLB	169,274	177,500	(8,226)	163,250	6,024
Deposits	4,354,191	4,324,052	30,139	4,391,874	(37,683)
FHLB advances	3,200,000	3,200,000	--	3,200,000	--
Other borrowings	91,226	96,264	(5,038)	101,301	(10,075)
Net unrealized gain/(loss) on
AFS securities	17,787	17,916	(129)	17,587	200
Stockholders' equity	984,807	974,735	10,072	987,430	(2,623)
Shares outstanding	70,489	70,412	77	70,818	(329)
Book value per share	$13.97	$13.84	$0.13	$13.94	$0.03

Assets.  Total assets of the Company decreased $60.4 million from $8.78 billion at September 30, 2002 to $8.72 billion at March 31, 2003. The composition of the assets of the Company changed as a result of loan sales occurring primarily during the quarter ended December 31, 2002 and the use of the proceeds from loan sales and repayments of loans and mortgage-related securities to purchase adjustable rate mortgage-related securities and short-term agency bonds and to fund maturing certificates of deposit.

  Cash and cash equivalents decreased $220.5 million, or 48.7%, to $231.9 million at March 31, 2003. The decrease in the balance was due primarily to the purchase of mortgage-related securities, the funding of withdrawals from savings and the funding of the year-end dividend.
  Investment securities increased $351.8 million, from $500.8 million at September 30, 2002 to $852.6 million at March 31, 2003. The Bank invested in short-term agency bonds primarily during the quarter ended December 31, 2002 as part of its strategy to maintain cashflows that are available for reinvestment in about a twelve month time frame. The funds to purchase these securities came through proceeds from the sale of loans and repayments on loans and mortgage-related securities.

  Mortgage-related securities increased $451.6 million, or 17.5%, from $2.57 billion at September 30, 2002 to $3.03 billion at March 31, 2003. Since September 30, 2002 we have purchased $1.83 billion of adjustable rate mortgage-backed securities with an average yield of 4.17%. During the current quarter we purchased $564.2 million of adjustable rate mortgage-backed securities, with an average yield of 3.81%. The purchase of adjustable rate securities is part of our continuing strategy to manage interest rate risk and provide earnings protection in a rising rate environment.

  The loan portfolio decreased $535.3 million, or 11.0%, from $4.87 billion at September 30, 2002 to $4.33 billion at March 31, 2003. Since September 30, 2002 the Bank has originated and purchased a total of $895.6 million of loans. The total amount of originations, purchases and modifications during the current fiscal year has been $2.01 billion. The Bank sold a total of $578.5 million in single-family and student loans since September 30, 2002. During the quarter, the Bank originated and purchased loans totaling $410.6 million. The impact of these increases was offset by loan repayments of $415.8 million. The amount of originations and purchases, excluding amounts refinanced, was $270.3 million. Adjustable rate products comprised 47.9% of the $270.3 million, all of which were retained in the Bank's portfolio. The average yield on our loan portfolio decreased 46 basis points from 6.70% at September 30, 2002 to 6.24% at March 31, 2003.

Loans may be modified under a program that provides current borrowers with the opportunity to change their existing term to maturity and/or rate of interest. The loan is then re-amortized. The program requires a fee to be paid by the borrower of $700 to $975. This program allows us to retain our relationship with the borrower who might otherwise obtain home financing elsewhere. Since September 30, 2002, loans with rate modifications totaled $1.11 billion for the six month period ended March 31, 2003, an increase of $504.7 million, or an 82.8% increase over the same period one year ago. The amount of loans modified during the quarter totaled $480.3 million. The average rate on loans modified during the six month period decreased 120 basis points from 6.88% to 5.68%.

Loans that are refinanced represent loans that have been paid off with a new loan made to the same borrower. This process requires the complete underwriting of the loan. Refinanced loans totaled $302.5 million since September 30, 2002, an increase of $47.6 million or 18.7%, compared to the same period one year ago. The yield on loans refinanced for the six month period ended March 31, 2003 was 5.41%, 7 basis points less than the average rate on total loan originations.

The following table presents the Company's loan portfolio at the dates indicated.

	March 31, 2003			September 30, 2002
	Amount	% of Total	Yield	Amount	% of Total	Yield

Real Estate Loans:
One- to four-family	$4,090,750	93.59%	6.26%	$4,612,543	93.94%	6.72%
Multi-family	42,064	0.96	7.01	45,985	0.94	7.79
Commercial	7,872	0.18	8.17	5,514	0.11	8.15
Construction and development	41,460	0.95	5.82	48,023	0.98	6.46
Total real estate loans	4,182,146	95.68	6.27	4,712,065	95.97	6.73

Consumer loans:
Savings loans	10,950	0.25	5.37	11,931	0.24	5.83
Home improvement	1,220	0.03	7.98	1,498	0.03	8.15
Automobile	5,078	0.12	8.36	6,913	0.14	8.39
Home equity	170,059	3.88	5.43	175,551	3.58	5.90
Other	1,676	0.04	11.30	1,878	0.04	11.59
Total consumer loans	188,983	4.32	5.57	197,771	4.03	6.05

Total loans receivable	4,371,129	100.00%	6.24%	4,909,836	100.00%	6.70%

Less:
Loans in process	19,335			21,764
Deferred fees and discounts	14,793			15,678
Allowance for losses	4,718			4,825
Total loans receivable, net	$4,332,283			$4,867,569

Other Information:
Loans serviced for others	$957,301			$470,411

The following table presents loan origination, purchase and modification activity and mortgage-related securities purchased activity for the periods indicated.

	For the Three Months Ended			For the Six Months Ended
	March 31, 2003			March 31, 2003
Fixed Rate	Amount	Yield	% of Total	Amount	Yield	% of Total
Origination - one- to four-family	$137,048	5.74%	33.37%	$317,771	5.86%	35.49%
Refinance - one- to four-family	90,167	5.70	21.96	212,978	5.79	23.78
Multi-family and commercial	145	6.66	0.04	3,581	6.77	0.40
Consumer loans	3,637	7.06	0.89	9,076	7.11	1.01
Purchased loans	30	7.12	0.01	30	7.12	0.00

Adjustable Rate
Origination - one- to four-family	45,867	4.36	11.17	82,525	4.54	9.21
Refinance - one- to four-family	50,116	4.39	12.21	89,569	4.52	10.00
Commercial	--	--	0.00	--	0.00	0.00
Consumer loans	38,108	4.79	9.28	72,453	5.02	8.09
Purchased loans	45,457	4.11	11.07	107,611	4.22	12.02
Total originations and purchases	$410,575	5.16%	100.00%	$895,594	5.34%	100.00%

Mortgage-related securities	$564,196	3.81%		$1,826,711	4.17%
Mortgage loan modifications	$480,316			$1,114,448
  The balance of non-performing loans continues to be low because of the underwriting standards we apply to loans we originate and purchase. At March 31, 2003 our ratio of non-performing loans to total assets was 0.10%, up slightly from 0.09% at September 30, 2002. Non-performing loans include loans primarily either 90 days or more delinquent or in the process of foreclosure. Loans 90 days or more delinquent have decreased $951 thousand, while loans in some stage of foreclosure have increased $1.81 million since September 30, 2002. Real estate owned decreased slightly from $2.9 million at September 30, 2002 to $2.6 million at March 31, 2003. The average balance per property decreased slightly from $81 thousand at September 30, 2002 to $72 thousand at March 31, 2003. Loans 30 to 89 days delinquent, which are not reported as non-performing loans, have decreased approximately 16.3% since September 30, 2002.

The risk that the balance of our non-performing loans may increase is primarily driven by the state of the local economies in which we lend. In all of our market areas, the economy has continued to be generally stable. Some large employers have made reductions in their workforce in recent months but with the predominance of dual income families, large and diversified service and manufacturing sectors of local economies and, generally, the ability of workers to find other employment, we have not yet seen any marked increase in the balance of non-performing loans. Other risks to our loan portfolio remained largely unchanged from September 30, 2002, as property values have generally maintained or increased in value.

The following table presents the Company's non-performing loans, including non-accrual loans and real estate owned, at the dates indicated.
	March 31,	September 30,
	2003	2002
Non-accruing loans:
One- to four-family	$8,492	$7,701
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	343	273
Total	$8,835	$7,974

Accruing loans delinquent more than 90 days:
One- to four-family	--	--
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	--	--
Total	--	--

Real Estate Owned:
One- to four-family	$2,582	$2,886
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	--	--
Total	$2,582	$2,886

Total non-performing assets	$11,417	$10,860

Non-performing loans to total assets	0.10%	0.09%

Non-performing assets to total assets	0.13%	0.12%

Allowance for loan losses to non-
performing loans	53.40%	60.51%

Allowance for loan losses to loans
receivable, net	0.11%	0.10%

  The allowance for loan losses as a percentage of non-performing loans was 53.40% at March 31, 2003 compared to 60.51% at September 30, 2002. The decrease in the ratio of allowance for loan losses to non-performing loans primarily resulted from the increase in non-performing loans. Non-performing loans increased $861 thousand, or 10.8% from September 30, 2002 while net charge-offs during the period caused the balance of reserves for loan losses to decrease 2.2%. There was no addition to the allowance for loan losses during the quarter. Net charge-offs year-to-date, of $107 thousand, represent 0.96% of average non-performing assets and less than 0.01% of the outstanding balance of loans receivable.

The following table presents the Company's activity for the allowance for loan losses at the dates and for the periods indicated.
	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2003	2002	2003	2002

Balance at the beginning of period	$4,766	$4,866	$4,825	$4,837

Charge offs:
One- to four-family	16	9	34	75
Multi-family	--	--	--	--
Commercial real estate	--	--	--	--
Construction or development	--	--	--	--
Consumer	39	22	86	27
Total charge-offs	55	31	120	102

Recoveries:
One- to four-family	--	--	6	--
Multi-family	--	--	--	--
Commercial real estate	--	--	--	--
Construction or development	--	--	--	--
Consumer	7	--	7	--
Total recoveries	7	--	13	--

Net charge-offs	48	31	107	102
Additions charged to operations	--	24	--	124
Balance at end of period	$4,718	$4,859	$4,718	$4,859

Liabilities and Stockholders' Equity:  Deposits, the largest component of liabilities, decreased $37.7 million from September 30, 2002. The decrease in deposits was primarily a result of a decrease in the balance of certificates of deposit. Stockholders' equity decreased $2.6 million primarily as a result of the year-end dividend paid in December 2002 and the repurchase of shares of stock. The ending balance of advances from FHLB remained unchanged from September 30, 2002 at $3.20 billion.

From September 30, 2002 to March 31, 2003, deposits decreased $37.7 million, or 0.9%, to $4.35 billion. The decrease was primarily due to decreases in total certificates of $182.4 million, or approximately 5.8% of the balance of certificates at September 30, 2002. The decrease in certificates was partially offset by increases in demand deposit and money market accounts of $35.7 million and $98.3 million, respectively. During the period brokered deposits, all of which are certificate accounts, decreased $41.0 million.

For the quarter ended March 31, 2003 deposits increased $30.1 million. The balance of certificates decreased $64.6 million while demand deposits increased $22.7 million and money market accounts increased $63.2 million. During the quarter the average cost of deposits decreased 19 basis points to 3.08%.

The table below presents the Company's savings portfolio at the dates indicated.
	At			At
	March 31, 2003			September 30, 2002
		% of	Average		% of	Average
	Amount	Total	Cost	Amount	Total	Cost

Demand deposits	$ 380,645	8.74%	0.26%	$ 344,979	7.85%	0.43%
Passbook & passcard	118,255	2.72	0.80	107,500	2.45	1.00
Money market select	906,413	20.81	1.60	808,162	18.40	1.91
Certificates	2,948,878	67.73	3.73	3,131,233	71.30	4.09
Total deposits	$4,354,191	100.00%	2.90%	$4,391,874	100.00%	3.32%

The following table presents deposit activity for the periods indicated.

	For the Quarter Ended		For the Six Months Ended
	March 31,		March 31,
	2003	2002	2003	2002
Deposit activity:
Opening balance	$4,324,052	$4,342,882	$4,391,874	$4,285,835
Deposits	1,569,911	1,582,371	3,066,507	3,049,031
Withdrawals	1,568,833	1,520,296	3,164,284	2,970,609
Interest credits	29,061	37,698	60,094	78,398
Ending balance	$4,354,191	$4,442,655	$4,354,191	$4,442,655

Net increase (decrease)	$ 30,139	$ 99,773	$ (37,683)	$ 156,820

  The effective rate on the other borrowings, including the amortization of borrowing costs, paid by the Company for the first six months was 3.75%, while the rate for the next three months will be approximately 3.34%. The decrease in the balance was due to the regular payments made on these borrowings.
  Total stockholders' equity decreased $2.6 million, or 0.3%, from $987.4 million at September 30, 2002, to $984.8 million at March 31, 2003. At March 31, 2003, book value per share was $13.97 compared to $13.94 at September 30, 2002. Our equity to assets ratio was 11.29% at March 31, 2003 compared to 11.24% at September 30, 2002. The annualized return on average equity was 8.44% for the six months ended March 31, 2003.

The decrease in the balance of stockholders' equity was due primarily to dividends paid of $31.0 million that included a year-end dividend of $1.22 per share or $22.9 million and the repurchase of 653,737 shares of stock during the six month period ended March 31, 2003 at a total cost of $17.5 million. The total number of treasury shares at March 31, 2003 was 18,391,225, with 73,121,062 voting shares outstanding. The current stock repurchase plan has 1,536,102 shares authorized and 653,737 repurchased through May 6, 2003. The balance of unearned compensation related to the ESOP increased by $1.7 million. The increase reflects cash received by the ESOP trust as a result of the year-end dividend that has not yet been distributed to participants in the ESOP. The amount of the additional ESOP benefits to participants will be determined by the actual dividends paid by the Company during its fiscal year. As dividends are declared, the expense for the distribution of the excess cash is recorded with a liability accrued for the amount payable to participants. At the time the payout is made, the balance of the deferred compensation will be decreased by the amount of the payout to the participants. These activities were partially offset by net income of $41.5 million.

During the quarter, the Company paid a $0.22 per share dividend on February 21, 2003 to holders of record as of February 7, 2003. At its meeting on April 22, 2003, the Board declared a $0.23 per share dividend to holders of record on May 2, 2003, payable on May 16, 2003.

Shares owned by Capitol Federal Savings MHC total 52,192,817. Capitol Federal Savings MHC is the majority stockholder of the Company, owning 71.4% of the stock of the Company. The MHC has, to date, waived its right to receive dividends from the Company. As a result, the Company has only paid dividends on the shares not held by the MHC.
	Average Shares Outstanding
	March 31, 2003
	For the Quarter Ended	For the Six Months Ended	End of Period
Share Information (not rounded):
Basic shares	70,433,977	70,509,788	70,488,860
Diluted shares	72,850,223	72,860,411
Total voting shares outstanding	73,116,029	73,217,581	73,121,062
Treasury stock	18,396,258	18,294,706	18,391,225
Unallocated shares in Employee
Stock Option Plan	2,167,052	2,192,540	2,117,202
Unvested shares in Recognition
and Retention Plan	515,000	515,253	515,000
Basic shares less shares held by MHC	18,241,160	18,316,971	18,296,043

Comparison of Operating Results for the Three Months Ended March 31, 2003 and 2002

General.  For the three months ended March 31, 2003, the Company recognized net income of $12.4 million, compared to net income of $21.7 million for the three months ended March 31, 2002, a decrease of $9.3 million, or 42.6%. The Company's efficiency ratio for the quarter ended March 31, 2003 was 47.00% compared to 31.32% for the quarter ended March 31, 2002. The decrease in net income was directly related to the decrease in net interest margin. The increase in the efficiency ratio was primarily a result of the decrease in the net interest margin and the increase in non-interest expense. To the extent that the Bank continues to experience a high level of repayments on it loans and mortgage-related securities, and those funds are reinvested in initially low yield, adjustable rate securities, along with a diminished ability to lower its cost of funds, it is likely that additional compression of the net interest margin will occur.

The following table presents average balance information for the periods indicated:

	Average Balances for the
	Quarter Ended March 31		Change From Prior Period
	2003	2002	Amount	Percent
Selected Balance Sheet Data:
Total assets	$8,690,603	$8,730,111	$ (39,508)	(0.45)%
Loans receivable	4,364,661	5,360,482	(995,821)	(18.58)
Mortgage-related securities	3,092,848	2,484,553	608,295	24.48
Investment securities	850,807	510,678	340,129	66.60
Cash and cash equivalents	47,856	102,722	(54,866)	(53.41)
Capital stock of FHLB	170,737	161,594	9,143	5.66
Deposits	4,294,684	4,364,444	(69,760)	(1.60)
FHLB advances	3,206,899	3,204,189	2,710	0.08
Borrowings, other	91,258	111,467	(20,209)	(18.13)
Stockholders' equity	979,747	953,673	26,074	2.73

The following table presents average rate information for the periods indicated.

	For the Quarter Ended
	March 31,
	2003	2002
Average Yield and Cost During Period: (annualized)
Loans receivable	6.55%	6.95%
Mortgage-related securities	4.30	6.13
Investment securities	3.66	5.13
Cash and cash equivalents	1.06	1.60
Capital stock of FHLB	3.50	5.00
Average yield on interest earning assets	5.35	6.51
Deposits	3.08	3.90
FHLB advances	6.13	6.13
Borrowings, other	3.57	4.37
Average cost of interest bearing liabilities	4.37	4.84

Net Interest Income.  Net interest and dividend income for the three months ended March 31, 2003 was $31.5 million, a decrease of $16.3 million, or 34.1% from the same period last year.

  The decrease was primarily due to a decrease in total interest and dividend income. The amount recorded for the quarter was $114.1 million, or 18.6%, less than the $140.1 million one year ago. The primary reason for the change was a decrease in interest on loans receivable of $21.7 million from the same period one year ago. The average yield on earning assets was 5.35%, down 116 basis points from one year ago.
  The decrease in interest and dividend income was partially offset by the decrease in total interest expense of $9.7 million, or 10.5%, from one year ago. The decrease in interest expense was primarily due to a decrease in the expense on deposits of $9.3 million. The average cost of interest bearing liabilities was 4.37%, down 47 basis points from one year ago.
  Net interest and dividend income for the quarter was $31.5 million, down $16.3 million from one year ago. The net interest margin for the quarter decreased 74 basis points to 1.48% from 2.22% from the same quarter one year ago.

Interest and Dividend Income.  Interest and dividend income for the three months ended March 31, 2003 decreased primarily due to a decrease in interest on loans and mortgage-related securities. Interest on investments securities was up over the previous year, but was partially offset by a decrease in dividend income on FHLB stock. The decrease in interest and dividend income was also due to a change in the mix of these assets.

  Interest on loans decreased from $93.1 million for the three months ended March 31, 2002 to $71.4 million for the three months ended March 31, 2003. This decrease of $21.7 million was primarily the result of a decrease in the average balance of our loan portfolio. The average balance of loans receivable decreased $995.8 million to $4.36 billion for the three months ended March 31, 2003, compared to the same period one year ago. The average yield on loans decreased 40 basis points to 6.55% for the quarter ended March 31, 2003 from 6.95% one-year ago. The decrease in the yield on the loan portfolio was due to both lower origination rates compared to one year ago and the reduction in rates on mortgages held in our portfolio as a result of loan modifications. At the March 31, 2003 quarter end, the average balance of our loan portfolio comprised 50.2% of average assets, down from 61.4% for the same period one year ago.
  Interest income on mortgage-related securities decreased $4.8 million to $33.3 million for the quarter ended March 31, 2003. The decrease was due primarily to a decrease in the average yield of 183 basis points from the quarter ended March 31, 2002, largely offset by an increase in the average balance of $608.3 million. The decrease in the yield was primarily the result of the prepayments received on mortgage-related securities, secured by loans with rates substantially greater than current market rates, which were reinvested into adjustable rate mortgage-backed securities. The high level of repayments received on these securities has increased the amortization of the net premiums paid for mortgage-related securities. The Bank recorded $4.9 million in the amortization of these net premiums. During the same period in the previous year the Bank recorded $479 thousand of amortization of the net premiums associated with these securities. The adjustable rate mortgage-backed securities have a lower yield during their initial repricing term than fixed rate mortgage-backed securities. Assuming that interest rates increase from current levels, it is anticipated that at the time the adjustable rate mortgage-backed securities become eligible to reprice that they will reprice upward and provide a substantially greater yield than realized during their initial period. At the March 31, 2003 quarter end, the average balance of our mortgage-related securities portfolio comprised 35.6% of average assets, up from 28.5% for the same period one year ago.
  Interest income on investment securities increased $1.2 million from $6.6 million for the quarter ended March 31, 2002 to $7.8 million for the quarter ended March 31, 2003. This increase was due primarily to an increase in the average balance of $340.1 million, partially offset by a decrease in the average yield of 147 basis points from the quarter ended March 31, 2002. The average balance of these assets during the quarter was $850.8 million with an average yield of 3.66%. The yield decreased due to the purchase of short-term Agency bonds primarily during the quarter ended December 31, 2002. At the March 31, 2003 quarter-end, the average balance of our investment securities portfolio comprised 9.8% of average assets, up from 5.8% for the same period one year ago.
  Dividend income on capital stock of FHLB for the quarter ended March 31, 2003 was $1.5 million compared to $2.0 million for the quarter ended March 31, 2002. The average yield during the quarter was 3.50% compared to 5.00% for the same quarter one year ago.

Interest Expense.  Interest expense decreased for the quarter ended March 31, 2003 to $82.6 million, down $9.7 million, or 10.5%, from the same period one year ago. The average cost of interest bearing liabilities was down 47 basis points, to 4.37% from the same quarter one year ago. The decrease in the average cost was due primarily to the decrease in the cost of deposits.

  For the quarter ended March 31, 2003 interest expense on deposits was $32.6 million compared to $41.9 million for the quarter ended March 31, 2002, a decrease of $9.3 million. The average rate paid on deposits for the quarter ended March 31, 2003 was 3.08% compared to 3.90% for the quarter ended March 31, 2002, a decrease of 82 basis points. The average balance of deposits during the quarter ended March 31, 2003 was $4.29 billion compared to $4.36 billion for the quarter ended March 31, 2002, a decrease of $69.8 million, or 1.6%.
  Interest expense on borrowings for the quarter ended March 31, 2003 was $49.9 million compared to $50.3 million for the quarter ended March 31, 2002. The average balance of borrowings for the quarter ended March 31, 2003 was $3.30 billion compared to $3.32 billion for the quarter ended March 31, 2002, a decrease of $17.5 million, or less than 1.0%. The average balance of borrowings decreased as a result of the Company's repayment on its other borrowing. The average cost of borrowings for the quarter ended March 31, 2003 was 6.06% compared to 6.08% for the quarter ended March 31, 2002.

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

Non-interest Income.  During the quarter, non-interest income was $6.8 million, up $2.6 million, over the same period one year ago. The increase was primarily the result of the Bank completing the sale of $30.6 million of single-family fixed rate mortgage loans into the secondary market that were held for sale at December 31, 2003. The Bank recognized a gain of $948 thousand, pre-tax, on the sale of these loans. There were also increases in retail fees and charges due to a new pricing structure for processing overdrawn accounts.

Non-interest Expense.  Total non-interest expense increased $1.7 million to $18.0 million for the quarter ended March 31, 2003 compared to $16.3 million for the same period in 2002. The change over the previous year was primarily due to an increase in advertising expense and compensation expense. The increase in advertising expense through the first six months was the result of increased efforts to brand the Capitol Federal name. The increase in compensation expense was primarily the result of increases in the cost of stock based benefit plans primarily as a result of the increase in the market value of the Company's stock and of the allocation of dividends received in the ESOP on the unallocated shares in excess of the principal and interest payments on the ESOP's debt. The excess dividends in the ESOP are a direct result of the year-end dividend paid in December 2002.

Income Tax Expense.  Income tax expense decreased from $14.0 million for the quarter ended March 31, 2002, to $8.0 million for the quarter ended March 31, 2003. The effective tax rate for the quarter was 39.17%. The change in the effective rate represents a decrease of 0.13% from the effective rate for the same period, one year ago. The change in the amount of income tax expense was a direct result of decreased earnings. The change in the tax rate from the prior period was due to changes in the amount of non-deductible expense related to the RRP and ESOP as a result of changes in the market value of the Company's stock.

Comparison of Operating Results for the Six Months Ended March 31, 2003 and 2002

General. For the six months ended March 31, 2003, the Company recognized net income of $41.5 million compared to net income of $42.5 million for the six months ended March 31, 2002, a decrease of $918 thousand or 2.2%. The efficiency ratio, for the six months ended March 31, 2003 was 34.40% compared to 31.85% for the six months ended March 31, 2002.

The following table presents average balance information for the periods indicated:

not for first quarter use	Average Balances for the
	Six Months Ended March 31,		Change From Prior Period
	2003	2002	Amount	Percent
Selected Balance Sheet Data:
Total assets	$8,728,316	$8,697,440	$ 30,876	0.36%
Loans receivable	4,529,291	5,378,726	(849,435)	(15.79)
Mortgage-related securities	3,060,956	2,415,492	645,464	26.72
Investment securities	694,251	506,371	187,880	37.10
Cash and cash equivalents	134,881	126,227	8,654	6.86
Capital stock of FHLB	167,547	161,893	5,654	3.49
Deposits	4,318,707	4,319,498	(791)	(0.02)
FHLB advances	3,218,033	3,202,445	15,588	0.49
Borrowings, other	93,772	105,178	(11,406)	(10.84)
Stockholders' equity	984,918	963,484	21,434	2.22

The following table presents average rate information for the periods indicated.

	For the Six Months Ended
	March 31,
	2003	2002
Average Yield and Cost During Period: (annualized)
Loans receivable	6.81%	7.08%
Mortgage-related securities	4.63	6.16
Investment securities	4.16	5.16
Cash and cash equivalents	1.41	1.89
Capital stock of FHLB	3.62	5.25
Average yield on interest earning assets	5.67	6.60
Deposits	3.17	4.09
FHLB advances	6.11	6.14
Borrowings, other	3.75	4.36
Average rate on interest bearing liabilities	4.42	4.95

Net Interest and Dividend Income. Net interest and dividend income for the six months ended March 31, 2003 was $74.0 million compared to $93.5 million for the six months ended March 31, 2002, a decrease of $19.5 million, or 20.9%. The net interest margin decreased 46 basis points from 2.18% for the six months ended March 31, 2002 to 1.72% for the six months ended March 31, 2003.

Interest and Dividend Income. Interest and dividend income for the six months ended March 31, 2003 was $243.5 million, a decrease of $39.7 million, or 14.1%, over the same period one year ago.

  Interest on loans decreased from $190.3 million for the six months ended March 31, 2002 to $154.2 million for the six months ended March 31, 2003. The decrease of $36.1 million was primarily the result of the average balance of loans decreasing $849.4 million to $4.53 billion for the six months ended March 31, 2003 and the average yield on loans decreasing 27 basis points to 6.81% for the six months ended March 31, 2003.
  Interest on mortgage-related securities decreased by $3.5 million, or 4.70%, from $74.4 million for the six months ended March 31, 2002 to $70.9 million for the six months ended March 31, 2003. This was primarily a result of a decrease in the average yield for the six months ended March 31, 2003 to 4.63%, from 6.16% for the six months ended March 31, 2002. The high level of repayments received on these securities has increased the amortization of the net premiums paid for mortgage-related securities. The Bank recorded $7.4 million in the amortization of these net premiums during the six months ended March 31, 2003. During the same period in the previous year the Bank recorded $1.3 million of amortization of the net premiums associated with these securities. This was partially offset by the average balance of mortgage-related securities increasing $645.5 million from $2.42 billion for the six months ended March 31, 2002 to $3.06 billion for the six months ended March 31, 2003.

  Interest income on investment securities increased $1.4 million to $14.4 million for the six months ended March 31, 2003. This increase was primarily due to an increase in the average balance of these assets of $187.9 million. For the six months just ended, the average balance was $694.3 million, with an average yield of 4.16%.
  Dividends earned on capital stock of FHLB was $3.0 million for the six months ended March 31, 2003, compared to $4.2 million for the same period in fiscal year 2002. The average yield for the six months ended March 31, 2003 was 3.62% compared to 5.25% for the six months ended March 31, 2002. The average balance of FHLB stock was $167.5 million for the six-month period ended March 31, 2003, largely unchanged from the period one year ago.

Interest Expense. Interest expense decreased during the six-month period ended March 31, 2003 to $169.5 million, down $20.2 million, or 10.7%, from the same period one year ago.

  Interest expense on deposits decreased from $88.2 million for the six months ended March 31, 2002 to $68.4 million for the six months ended March 31, 2003, a $19.8 million or 22.5% decrease. The average cost of deposits decreased to 3.17% for the six months ended March 31, 2003 from 4.09% for the six months ended March 31, 2002, or 92 basis points. The average balance of deposits decreased $791 thousand, to 4.32 billion for the six months ended March 31, 2003.
  Interest expense on borrowings decreased to $101.1 million from $101.6 million, a $427 thousand decrease, or 0.42%. The average balance of borrowings was $3.31 billion for the six months ended March 31, 2003, largely unchanged from March 31, 2002. The average cost of borrowings decreased from 6.08% for the six months ended March 31, 2002 to 6.05% for the six months ended March 31, 2003.

Provision for Loan Losses. During the six months ended March 31, 2003, no additional provision for loan losses was recorded. The appropriateness of the provision, determined by management, is based upon an evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends, collateral values, loan volumes and concentrations and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of loans. The amounts that might actually be recorded as losses can vary significantly from the estimated amounts.

Non-interest Income. Total non-interest income was $29.8 million, up $21.2 million, over the same period one year ago. The increase was primarily the result of the Bank selling most of its conforming new originations and modifications of single-family fixed rate mortgage loans during the first quarter of the fiscal year into the secondary market. The Bank recognized a gain of $18.2 million, pre-tax, on the sale of $574.6 million of these loans. There were also increases in retail fees and charges due to a new pricing structure for processing overdrawn accounts.

Non-interest Expense. Total non-interest expense increased $3.1 million to $35.7 million for the six months ended March 31, 2003, up from $32.6 million for the six months ended March 31, 2002. The increase was primarily due to increases of $1.5 million in compensation expense, $813 thousand in advertising expense and $545 thousand in deposit and loan fees. The change in compensation expense was primarily due to additional costs associated with the ESOP as a result of mark to market adjustments on shares deemed vested during the period and the recognition of the expense associated with dividends in the ESOP received on unallocated shares in excess of the amount needed for the annual debt payment on the ESOP note. The change in deposit and loan fees is primarily due to increased loan volume.

Income Tax Expense. Income tax expense decreased from $26.9 million for the six-month period ended March 31, 2002 to $26.6 million for the six months ended March 31, 2003. The effective tax rate for the six-month period was 39.04%. The change in the effective rate represents a decrease of 0.03% over the effective rate for the fiscal year ended September 30, 2002. This is primarily attributable to the increase in the market value of the Company's stock and the effect of changes in the market value of stock based compensation related to the ESOP and RRP, which are non-deductible for tax purposes.

The following table presents rate information at the periods indicated.

	At
	March 31,	September 30,
	2003	2002
Average Yield / Cost at End of Period: (annualized)
Loans receivable	6.24%	6.70%
Mortgage-related securities	4.19	5.56
Investment securities	3.66	5.20
Deposits	2.90	3.32
FHLB advances	6.14	6.14
Borrowings, other	3.57	3.96

The following table presents performance ratios for the periods indicated.
	For the Quarter Ended		For the Six Months Ended
	March 31,		March 31,
	2003	2002	2003	2002
Performance Ratios:
Return on average assets (annualized)	0.57%	0.99%	0.95%	0.98%
Return on average equity (annualized)	5.05	9.10	8.44	8.81
Average interest rate spread during
the period	0.98	1.67	1.25	1.65
Net interest margin	1.48	2.22	1.72	2.18
Efficiency ratio (annualized)	47.00	31.32	34.40	31.85
Capital Ratios:
Equity to total assets at end of period	11.29	10.92	11.29	10.92
Average equity to average assets	11.27	10.92	11.28	11.08
Ratio of earning assets to costing
Liabilities	1.12	1.12	1.13	1.13

Liquidity and Commitments

The Bank's liquidity, represented by cash and cash equivalents and mortgage-related securities available-for-sale, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, advances from FHLB, prepayments and maturities of outstanding loans and mortgage-related securities, other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and short-term investments are relatively predictable sources of funds, deposit flows and prepayments on loans and mortgage-related securities are greatly influenced by general interest rates, economic conditions, and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide additional control over liquidity levels to help meet operating requirements.

FHLB advances have been used to provide funds for lending and investment activities. FHLB lending guidelines have borrowing limits based upon their underwriting standards. Advances totaling up to 40 percent of total assets are allowed based upon a blanket pledge agreement and quarterly reporting to FHLB. Advances in excess of 40 percent of assets but not exceeding 45 percent of total assets can be approved by the President of FHLB based upon a review of documentation supporting the use of the advances. Advances in excess of 45 percent of total assets must be approved by the board of FHLB. In the past, the Bank has utilized convertible advances. Some advances are beginning to convert to fixed rate advances. The Bank does not currently have authority to borrow from FHLB in excess of 40 percent of total assets. The Bank could utilize other sources for liquidity than the FHLB and has done so in the past. Using other sources for liquidity is not currently contemplated by the Bank.

Currently, the Bank is in the process of upgrading its computer network operating system from an OS/2 based system to a Windows based system. This will include the need for a substantial change in the communications infrastructure of the Bank. At the same time we are implementing upgrades to our user platform, electronic report distribution system and reporting platforms. In all, these activities will require $2.5 million that will be amortized over a three to five year period. In addition, the Bank opened a new full-service branch location in the western Kansas City metropolitan area following the end of the March 31, 2003 quarter, with the branch costing approximately $2.8 million. The Bank does not currently have plans to open an additional branch facility in the near future.

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

Off-Balance Sheet Arrangements

The Company, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities. Commitments include, but are not limited to:

  the origination, purchase or sale of loans,
  the purchase or sale of investment or mortgage-related securities, fulfillment of commitments under letters-of-credit, extensions of credit on home equity loans and construction loans, terms and conditions of operating leases, and
  to fund withdrawals of savings accounts at maturity.

At March 31, 2003 our commitments were:

  the approved loan origination and purchase commitments outstanding totaled $230.5 million.
  the unadvanced portion of construction loans was $19.3 million.
  unused home equity lines of credit were $269.9 million.
  outstanding standby letters of credit totaled $17 thousand.
  certificates of deposit scheduled to mature in one year or less totaled $1.90 billion.

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

Capital

Consistent with our goals to operate a sound and profitable financial organization, we actively seek to maintain the Bank as a "well capitalized" institution in accordance with regulatory standards as set forth by the Office of Thrift Supervision (OTS). Total equity for the Bank was $1.02 billion at March 31, 2003, or 11.65% of its total assets on that date. As of March 31, 2003, the Bank exceeded all capital requirements of the Office of Thrift Supervision. The following table presents the Bank's regulatory capital ratios at March 31, 2003.

	Bank	Regulatory
	Ratios	Requirement
Tier I (leverage) capital	11.4%	5.0%
Tier I risk-based capital	29.7%	6.0%
Total risk-based capital	29.9%	10.0%

The ability of the Company to pay dividends to its shareholders is based upon the ability of the Bank to pay dividends to the Company. Under OTS safe harbor regulations, the Bank may pay to the Company dividends not exceeding net income for the current calendar year and the prior two calendar years. The Bank is currently operating under a waiver to the safe harbor regulation as a direct result of its modified dutch auction tender offer, completed in October 2001. Under OTS regulations, because the stock of the Bank was used to secure the loan at the Company, the proceeds of which were used to fund the purchase of shares tendered, the Company had to pay to the Bank the proceeds of the loan. The Bank then had to dividend the proceeds back to the Company. Because the proceeds of the loan and the related dividend payments were in excess of the safe harbor limits, the Bank has requested and received waivers since then to pay dividends to the Company. Because the Bank maintains excess capital, operates in a safe and sound manner and complies with the interest rate risk management guidelines of the OTS, it is management's belief that we will be able to continue to pay from the Bank to the Company the earnings of the Bank.  At March 31, 2003 the Company had a cash balance of $38.5 million.  The Bank has the current ability to pay to the Company approximately $70.0 million at this time.

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

The asset and liability management committee regularly reviews the interest rate risk position of the Bank by forecasting the impact of hypothetical, alternative, interest rate environments on net interest income and measuring the market value of portfolio equity at various dates. The market value of portfolio equity is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. The present values are determined in alternative interest rate environments and evaluated against the potential changes in market value of portfolio equity.

The following tables set forth the estimated percentage change in our net interest income over the next four-quarter period and our market value of portfolio equity at March 31, 2003 and September 30, 2002, based on the indicated instantaneous, parallel, and permanent changes in interest rates. The tables indicate the effects of the change in interest rates on the portfolios of assets and liabilities of the Bank as of March 31, 2003 as loans, mortgage-related securities and deposits mature, reprice or repay. These are, however, not the earnings expectations of management, but instead indicate what would happen without management intervention.

At March 31, 2003(1)
	Estimated Change in
Change	Net Interest	Market Value
(in Basis Points)	Income	of Portfolio
in Interest Rates(2)	(next four quarters)	Equity
-300 bp	n/m(3)	n/m(3)
-200 bp	n/m(3)	n/m(3)
-100 bp	-5.67	-19.9
0 bp	0	0
100 bp	2.80	6.8
200 bp	1.04	-0.2
300 bp	-2.68	-10.5

At September 30, 2002
	Estimated Change in
Change	Net Interest	Market Value
(in Basis Points)	Income	of Portfolio
in Interest Rates(2)	(next four quarters)	Equity
-300 bp	n/m(3)	n/m(3)
-200 bp	n/m(3)	n/m(3)
-100 bp	-15.21	-24.1
0 bp	0	0
100 bp	3.81	2.8
200 bp	3.48	-10.8
300 bp	1.80	-29.3

(1) Comparisons to one year ago are not meaningful due to changes made in the evaluation methodology.

(2) Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

(3) Not meaningful, some market rates would compute to a rate less than zero percent.

Net Interest Income.  The changes in projected net interest income indicate that in a declining rate environment earnings would be anticipated to decrease and in a rising rate environment that earnings would generally increase.

In the decreasing rate environment, the decrease in earnings is primarily the result of the continued high level of prepayments. As the higher rate assets are repaid, the funds are reinvested into assets at the lower hypothetical rates. Because of the nature of our deposit portfolio, it will not reprice down as quickly as the loan and mortgage-related securities portfolios.

The increase in earnings in the up 100 and 200 basis point rate environments is a result of decreased prepayments on the loan and mortgage-related securities portfolios and the benefit derived from the deposit portfolio not repricing up significantly during the four-quarter period. Cashflows that are received are reinvested at higher rates which provide the increased earnings over a relatively stable cost of funds during the four-quarter period.

In the up 300 basis point rate environment there is a slight decrease in earnings. This decrease is due to the effect of repricing and maturing certificates and money market accounts, such that this offsets the increase in earnings on the loan and mortgage-related securities portfolios anticipated in the up 100 and 200 basis point rate environments.

Market Value of Portfolio Equity.  From September 30, 2002 to March 31, 2003, the sensitivity of the market value of portfolio equity (MVPE) for the Bank has been reduced. This is a direct result of our strategy, initiated in August 2002 and completed in December 2002, of selling new or recently modified fixed-rate single-family loans into the secondary mortgage market with the proceeds reinvested into, primarily, adjustable rate mortgage-backed securities. Funds not reinvested into these securities were generally invested into either short-term fixed rate agency securities or adjustable rate purchased loans.

The decrease in the MVPE in the down rate environment is primarily a result of the expected increase in cashflows from the repayment, primarily as a result of prepaid mortgages either in our loan portfolio or those securing the mortgage-related securities we have purchased.

The increase in the value of the MVPE in the up 100 and 200 basis point rate environments is primarily due to the repricing of our adjustable rate mortgage backed securities and the availability of cash to reinvest in a relatively short period resulting from the maturity of our agency bonds. The decrease in the MVPE in the up 300 basis point environment is primarily a function of the extension of fixed rate loans in our portfolio and the effect of caps on the adjustable rate mortgage backed securities.

Changes in portfolio composition.  The following tables provide information regarding the fixed and adjustable rate composition of our investment and mortgage-related securities, loan and certificate of deposit portfolios as well as the change in composition of these portfolios from September 30, 2002 to March 31, 2003. Also presented is the maturity and conversion option information, by fiscal year, for our FHLB advances.

Our investment and mortgage-related securities portfolios became less rate sensitive with the fixed rate component decreasing by $544.9 million and the adjustable rate component increasing by $1.35 billion. Overall, fixed rate securities comprise 39.0% of these portfolios at March 31, 2003 compared to 67.2% at September 30, 2002. The mortgage-related securities added during the period have a remaining average life of 6.10 years at March 31, 2003. The average remaining life of the fixed rate mortgage-related securities is 1.03 years. The balance of these portfolios increased $803.1 million during the six month period ended March 31, 2003.

During the first two quarters of fiscal year 2003, the Bank purchased $1.83 billion of adjustable-rate mortgage-backed securities. It is the Bank's intent to continue to purchase these types of securities and loans, as market conditions allow, to maintain or lower the fixed-rate portion of our loan and mortgage-related securities portfolios as fixed rate loans continue to be the product of choice for our borrowers.

Our loan portfolio became less heavily weighted in fixed rate loans during the period because as loans in the portfolio refinanced or were modified during the first quarter of fiscal year the Bank sold most of these loans and most of the new fixed rate originations into the secondary market. Fixed-rate loans comprised 71.5% of total loans at March 31, 2003 compared to 72.1% at September 30, 2002. The balance of fixed rate loans decreased $412.7 million. Adjustable-rate loans decreased in balance by $126.0 million over the six month period. Because of the decrease in both fixed and adjustable rate loans and the decrease in the portfolio of loans as a whole, the relative mix of loan types remained significantly unchanged. While the Bank has terminated its recent program of selling loans, it may, if balance sheet and risk management conditions warrant, sell loans again into the secondary market.

On a composite basis, the mix of fixed rate to adjustable rate loans, investments and mortgage-related securities was more significant. At September 30, 2002, fixed rate assets comprised 70.2% of the total of these portfolios. At March 31, 2003, the fixed rate component of total earning assets decreased to 56.3%. The Bank uses, as appropriate, the secondary market to effect changes in its balance sheet that it cannot do in its local markets. Because the Bank has not utilized synthetic derivatives to manage its interest rate risk, but instead has used the mix of earning assets and costing liabilities to manage its interest rate risk, this change is significant for the Bank. While these actions may in the short-term reduce the Bank's earnings, similar to the costs that might be realized by entering into transactions designed to reduce interest rate risk using certain derivative instruments, management believes that it has better positioned the Bank to withstand the effects of rising rates on its overall interest rate risk position.

Our certificates of deposits decreased from September 30, 2002 to March 31, 2003 by $182.4 million and the average cost dropped 36 basis points between the two reporting dates. Certificates maturing in one-year or less increased $214.5 million, while the average cost dropped 37 basis points from September 30, 2002 to March 31, 2003. The increase in the balance of certificates maturing in one year or less was caused by both the movement of balances from maturities greater than one year into the one year or less term and by the renewal of certificates of deposit into maturities of one year or less.

The following table presents the distribution of our loan portfolio at the periods indicated:
	At
	March 31, 2003		September 30, 2002
	Amount	Yield	Amount	Yield

Fixed-Rate Loans:
One- to four- family real estate	$ 3,016,774	6.50%	$ 3,418,360	6.84%
Other real estate	76,892	6.82	81,434	7.43
Non real estate	32,114	7.55	38,730	7.86
Total Fixed-Rate Loans:	3,125,780	6.52	3,538,524	6.86

Adjustable-Rate Loans:
One- to four- family real estate	1,073,976	5.58	1,194,183	6.31
Other real estate	14,504	5.26	18,088	6.00
Non real estate	156,869	5.17	159,041	5.62
Total Adjustable-Rate loans	1,245,349	5.52	1,371,312	6.23
Total Loans	4,371,129	6.24%	4,909,836	6.70%

Less:
Loans in process	19,335		21,764
Deferred fees and discounts	14,793		15,678
Allowance for loan losses	4,718		4,825
Total loans receivable, net	$ 4,332,283		$ 4,867,569

The following table presents the distribution of our investment and mortgage-related securities portfolios at the periods indicated:
	At
	March 31, 2003		September 30, 2002
	Balance	Rate	Balance	Rate
Fixed Rate Investments
Agency bonds	$ 852,616	4.93%	$ 500,814	5.20%
Mortgage-backed securities, at cost	350,205	6.34	521,841	6.34
Mortgage-related securities, at cost	299,111	6.25	1,024,190	6.27
Total fixed rate investments	1,501,932	5.52	2,046,845	6.03

Adjustable Rate Investments
Mortgage-backed securities, at cost	2,346,546	4.96	997,570	4.58
Mortgage-related securities, at cost	1,996	3.33	2,948	5.82
Total adjustable rate investments	2,348,542	4.96	1,000,518	4.58
Total Investments, at cost	$ 3,850,474	5.18%	$ 3,047,363	5.55%

The following table presents the maturity of certificates of deposit at the periods indicated:
	March 31, 2003		September 30, 2002
	Amount	Rate	Amount	Rate
Certificates maturing within
0 to 3 months	$ 624,427	3.94%	$ 372,848	3.47%
3 to 6 months	362,978	3.34	480,391	3.97
6 months to one year	912,450	3.39	832,076	4.12
One year to two years	521,143	3.54	895,139	3.97
After two years	527,880	4.53	550,779	4.78
Total certificates maturing	$ 2,948,878	3.73%	$ 3,131,233	4.09%

The following table presents the maturity of FHLB advances.
Conversion	Maturity by Fiscal Year
option by	2008		2009		2010		Total
Fiscal Year	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
2003	$ 225,000	5.68%	$ --	--%	$ 800,000	6.27%	$ 1,225,000	6.16%
2004	--	--	725,000	5.60	--	--	725,000	5.60
2005	--	--	--	--	1,075,000	6.45	1,075,000	6.45
Non-convertible	--	--	--	--	375,000	6.28	175,000	6.28
Total	$ 225,000	5.68%	$ 725,000	5.60%	$ 2,250,000	6.36%	$ 3,200,000	6.14%

Item 4. Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures: An evaluation of Capitol Federal's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934, "the Act") was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this quarterly report. The Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)     Changes in Internal Controls: In the quarter ended March 31, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.
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

Item 5.  Other Information
Not applicable
<Index>

Item 6.  Exhibits and Reports on Form 8-K

On January 21, 2003, the Company filed a current report on Form 8-K containing a press release announcing a cash dividend of $0.22 per share payable on February 21, 2003 to stockholders of record as of the close of business on February 7, 2003, and a press release containing the Company's financial results for the first quarter ended December 31, 2002.

On February 18, 2003, the Company filed a current report on Form 8-K containing a press release updating its earnings announcement for the first quarter ended December 31, 2002.

<Index>

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL

Date:   May 12, 2003                                     By:   /s/ John B. Dicus
                                                                                     John B. Dicus, President and
                                                                                     Chief Executive Officer

Date:   May 12, 2003                                   By:   /s/ Neil F. M. McKay
                                                                                     Neil F.M. McKay, Executive Vice President
                                                                                     and Chief Financial Officer

<Index>

CERTIFICATION

In connection with the Quarterly Report of Capitol Federal Financial (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John B. Dicus, Chief Executive Officer of the Company and Neil F. M. McKay, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:   May 12, 2003                                    By:   /s/ John B. Dicus
                                                                                     John B. Dicus, President and
                                                                                     Chief Executive Officer

Date:   May 12, 2003                                   By:   /s/ Neil F. M. McKay
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

Date: May 12, 2003

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

Date: May 12, 2003

By: /s/ Neil F. M. McKay

Neil F. M. McKay

Chief Financial Officer