Form 10-Q
period 2003-06-30
CAPITOL FEDERAL FINANCIAL
filed 2003-08-11
CIK 1074433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarter ended June 30, 2003

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.                                                                      YES X NO __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES X NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

Common Stock 73,299,959
Class Shares Outstanding
as of August 6, 2003

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except per share counts and amounts)
	June 30,	September 30,
	2003	2002

ASSETS:
Cash and cash equivalents	$100,618	$452,341
Investment securities held to maturity, at cost (market value of $1,007,518
and $534,769)	975,011	500,814
Mortgage-related securities:
Available-for-sale, at market (amortized cost of $2,658,058 and $1,290,643)	2,681,315	1,318,974
Held-to-maturity, at cost (market value of $315,817 and $1,284,539)	308,679	1,255,906
Loans receivable held for sale, net	20,007	145,657
Loans receivable, net	4,287,867	4,867,569
Mortgage servicing rights	5,733	2,547
Capital stock of Federal Home Loan Bank, at cost	169,274	163,250
Accrued interest receivable	46,479	43,401
Premises and equipment, net	25,865	23,679
Real estate owned, net	3,871	2,886
Other assets	4,395	4,103
TOTAL ASSETS	$8,629,114	$8,781,127

LIABILITIES:
Deposits	$4,278,246	$4,391,874
Advances from Federal Home Loan Bank	3,200,000	3,200,000
Other borrowings, net	86,187	101,301
Advance payments by borrowers for taxes and insurance	20,124	40,254
Accrued and deferred income taxes payable	12,271	22,124
Accounts payable and accrued expenses	42,190	38,144
Total Liabilities	7,639,018	7,793,697

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares
authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 shares authorized; 91,512,287
shares issued as of June 30, 2003 and September 30, 2002	915	915
Additional paid-in capital	399,719	393,849
Retained earnings	897,590	883,973
Accumulated other comprehensive income	14,437	17,587
Unearned compensation, Employee Stock Ownership Plan	(23,374)	(22,180)
Unearned compensation, Recognition and Retention Plan	(2,072)	(3,855)
Less shares held in treasury (18,215,728 and 17,959,145 shares as of
June 30, 2003 and September 30, 2002, at cost)	(297,119)	(282,859)
Total Stockholders' Equity	990,096	987,430

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,629,114	$8,781,127

See accompanying notes to consolidated interim financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share amounts)
	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
INTEREST AND DIVIDEND INCOME:
Loans receivable	$68,530	$91,823	$222,683	$282,091
Mortgage-related securities	25,910	38,310	96,836	112,736
Investment securities	7,593	6,544	22,023	19,614
Cash and cash equivalents	310	329	1,259	1,517
Capital stock of Federal Home Loan Bank	1,477	1,907	4,504	6,148
Total interest and dividend income	103,820	138,913	347,305	422,106

INTEREST EXPENSE:
Deposits	29,255	40,487	97,618	128,644
FHLB Advances	49,633	49,628	149,018	148,908
Other borrowings	726	1,044	2,478	3,328
Total interest expense	79,614	91,159	249,114	280,880

Net interest and dividend income	24,206	47,754	98,191	141,226
Provision for loan losses	--	60	--	184
Net interest and dividend income after
provision for loan losses	24,206	47,694	98,191	141,042

OTHER INCOME:
Retail fees and charges	3,892	2,861	11,324	7,927
Loan fees	787	344	2,266	1,133
Insurance commissions	463	458	1,514	1,387
Gains on sales of loans receivable held for sale	433	12	18,627	29
Other, net	852	1,133	2,529	2,952
Total other income	6,427	4,808	36,260	13,428

OTHER EXPENSES:
Salaries and employee benefits	9,723	10,302	30,022	29,124
Occupancy of premises	2,451	2,291	7,260	7,276
Office supplies and related expenses	1,177	1,125	3,034	2,813
Deposit and loan transaction fees	2,448	1,171	5,356	3,534
Advertising	685	1,137	2,977	2,616
Federal insurance premium	177	195	559	592
Other, net	1,603	1,571	4,727	4,398
Total other expenses	18,264	17,792	53,935	50,353

Income before income tax expense	12,369	34,710	80,516	104,117

Income tax expense	4,842	13,641	31,445	40,586
NET INCOME	$7,527	$21,069	$49,071	$63,531

Basic earnings per share	$0.11	$0.29	$0.70	$0.88
Diluted earnings per share	$0.11	$0.29	$0.68	$0.86

See accompanying notes to consolidated interim financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in thousands, except per share amounts)
				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-In	Retained	Comprehensive	Compensation	Compensation	Treasury
	Stock	Capital	Earnings	Income	(ESOP)	(RRP)	Stock	Total

Balance at October 1, 2002	$915	$393,849	$883,973	$17,587	($22,180)	($3,855)	($282,859)	$987,430
Comprehensive Income:
Net income			49,071					49,071
Change in unrealized gain on available-
for-sale securities, net of deferred income
tax ($1,924)				(3,150)				(3,150)
Total comprehensive income								45,921

Change in Employee Stock Ownership Plan		2,826			(1,194)			1,632
Change in Recognition and Retention Plan		2,403				1,783		4,186
Acquisition of treasury stock							(18,526)	(18,526)
Stock options exercised		641	(89)				4,266	4,818
Dividends on common stock to
stockholders ($1.88 per share)			(35,365)					(35,365)
Balance at June 30, 2003	$915	$399,719	$897,590	$14,437	($23,374)	($2,072)	($297,119)	$990,096

See accompanying notes to consolidated interim financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)
	For the Nine Months Ended
	June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,071	$63,531
Adjustments to reconcile net income to net cash provided
by operating activities:
Net loan origination fees capitalized	12,181	5,528
Amortization of net deferred loan origination fees	(9,976)	(5,036)
Provision for loan losses	--	184
Loss on sales of premises and equipment, net	19	--
Gains on sales of real estate owned, net	(287)	(116)
Gains on sales of loans receivable held for sale	(18,627)	(14)
Originations of loans held for sale	(476,899)	(6,602)
Proceeds from sales of loans held for sale	613,648	5,745
Amortization of mortgage servicing rights	1,050	39
Impairment of mortgage servicing rights	848	--
Change in fair value of loan-related commitments	490	--
Amortization and accretion of premiums and discounts on
mortgage-related securities and investment securities	21,912	2,560
Depreciation and amortization on premises and equipment	2,583	2,504
Amortization of deferred debt issuance costs	147	129
Common stock committed to be released for allocation - ESOP	4,338	3,462
Amortization of unearned compensation - RRP	1,783	1,706
Recognition and Retention Plan shares sold for employee withholding tax purposes	27	(66)
Changes in:
Accrued interest receivable	(3,078)	1,961
Other assets	(886)	1,098
Income taxes payable	(4,782)	670
Accounts payable and accrued expenses	4,064	1,004
Net cash provided by operating activities	197,626	78,287

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities	25,000	201,350
Purchases of investment securities	(505,044)	(200,000)
Proceeds from the retirement of capital stock of FHLB	9,476	--
Purchases of capital stock of FHLB	(15,500)	--
Principal collected on mortgage-related securities available-
for-sale	953,465	249,957
Purchases of mortgage-related securities available-for-sale	(2,340,718)	(363,521)
Principal collected on mortgage-related securities held-to-
maturity	1,084,317	546,106
Purchases of mortgage-related securities held-to-maturity	(133,318)	(715,898)
Loan originations, net of principal collected	505,193	(283,561)
Principal collected, net of loans purchased	70,059	346,939
Purchases of premises and equipment, net	(4,788)	(3,145)
Proceeds from sales of real estate owned	4,095	2,043
Net cash used in investing activities	(347,763)	(219,730)

<Index>

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(35,365)	(10,430)
Excess cash in ESOP due to dividends	(2,706)	--
Deposits, net of payments	(113,628)	145,486
Proceeds from advances from Federal Home Loan Bank	443,000	20,000
Repayments on advances from Federal Home Loan Bank	(443,000)	(20,000)
Proceeds from other borrowings	--	116,389
Repayments on other borrowings	(15,261)	(10,174)
Change in advance payments by borrowers for taxes and
insurance	(20,130)	(20,215)
Acquisitions of treasury stock	(18,526)	(143,219)
Stock options exercised	4,030	6,136
Net cash (used in) provided by financing activities	(201,586)	83,973

NET DECREASE IN CASH AND CASH EQUIVALENTS:	(351,723)	(57,470)
Beginning of Period	452,341	153,462
End of Period	$100,618	$95,992

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING TRANSACTIONS:
Loans transferred to real estate owned	$4,839	$3,551
Treasury stock issued to RRP, net of forfeited shares	--	$30
Equity adjustment for tax effect of RRP shares	$2,403	$1,485
Equity adjustment for tax effect of disqualifying
disposition of stock options	$762	$2,127

See accompanying notes to consolidated interim financial statements.

<Index>

Notes to Consolidated Interim Financial Statements

1.   Basis of Financial Statement Presentation and Significant Accounting Policies

The accompanying consolidated financial statements of Capitol Federal Financial and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K to the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

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

2.   Recent Accounting Pronouncements

In June 2002, the FASB issued Statement on Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company's adoption of SFAS No. 146 did not have a significant impact on its consolidated financial statements.

On December 31, 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Under the fair value based method, compensation cost for stock options is measured when options are issued. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for the Company's 2003 fiscal year. The interim disclosure provisions are effective for financial statements issued for the quarters ended March 31, 2003 and thereafter and are included herein. The Company's adoption of SFAS No. 148 did not have a significant impact on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively requires amendment to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular the meaning of an "underlying", and the characteristics of a derivative that contain financing components. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is generally effective for the Company's quarters beginning after June 30, 2003. The Company does not believe the adoption of SFAS No. 149 will have a significant impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the Company's quarters beginning after June 15, 2003. The Company does not believe the adoption of SFAS No. 150 will have a significant impact on its consolidated financial statements.

In November 2002, the FASB issued Financial Interpretation ("FIN") No. 45 "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also provides additional guidance on the disclosure of guarantees. The recognition and measurement provisions are effective for guarantees made or modified after December 31, 2002. The disclosure provisions are effective for the Company's quarters ending after December 15, 2002 and have been considered herein. The Company's adoption of the recognition and measurement provisions of FIN No. 45 did not have a significant impact on its consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in the FIN. The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. The recognition and measurement provisions of FIN No. 46 apply at inception to any variable interest entities formed after January 31, 2003, and becomes effective for existing variable interest entities on the first interim or annual reporting period beginning after June 15, 2003. The Company's adoption of FIN No. 46 is not anticipated to have a significant impact on its consolidated financial statements.

On June 19, 2003, the American Institute of Certified Public Accountants ("AICPA") issued a Proposed Statement of Position ("Proposed SOP") "Allowance for Credit Losses." The Proposed SOP addresses the recognition, measurement and disclosure by creditors of the allowance for credit losses related to all loans, as defined in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," with certain exceptions as noted in the Proposed SOP. The Proposed SOP provides guidance on how companies should determine the allowance for credit losses in accordance with SFAS No. 5, "Accounting for Contingencies;" SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" (as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures"); and FIN No. 14, "Reasonable Estimation of the Amount of a Loss." The effect of initially applying the provisions of this Proposed SOP will be reported as a change in accounting estimate. The provisions of the Proposed SOP are effective for the Company's 2005 fiscal year, with early application permitted. The Company is currently evaluating the impact of applying the provisions of this Proposed SOP on the Company's consolidated financial statements.

3.   Accounting for Stock Based Compensation

The Company has adopted the disclosure requirements of SFAS No. 148. The Company applies the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by SFAS Nos. 123 and 148, and related interpretations in accounting for our stock-based compensation plans.

For purposes of the pro forma disclosures required by SFAS No. 148, the estimated fair value of the options is amortized to expense on a straight-line method over the options' vesting period. If the fair value provisions under SFAS No. 123 would have been adopted, compensation expense would have been $10.1 million for the three months ended June 30, 2003 and $10.6 million for the same period last year. Compensation expense for the nine months ended June 30, 2003 would have been $31.0 million and $30.1 million for the same period last year.

The following table presents the pro forma impact on earnings and earnings per share.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net Income	$7,527	$21,069	$49,071	$63,531

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	204	204	616	600

Pro forma net income	$7,323	$20,865	$48,455	$62,931

Net earnings per share
Basic-as reported	$0.11	$0.29	$0.70	$0.88
Basic-pro forma	$0.11	$0.29	$0.69	$0.88

Diluted-as reported	$0.11	$0.29	$0.68	$0.86
Diluted-pro forma	$0.10	$0.28	$0.67	$0.85

4.   Dividends

On October 23, 2002 the Company declared a dividend of $0.21 per share which was paid on November 15, 2002 to holders of record as of November 1, 2002.  On November 7, 2002 the Company declared a special year-end dividend of $1.22 per share which was paid on December 6, 2002 to holders of record as of November 22, 2002. On January 21, 2003 the Company declared a dividend of $0.22 per share which was paid on February 21, 2003 to holders of record as of February 7, 2003. On April 23, 2003 the Company declared a dividend of $0.23 per share which was paid on May 16, 2003 to holders of record as of May 2, 2003. At its meeting on July 22, 2003, the Board declared a $0.24 per share dividend to holders of record on August 1, 2003, payable on August 15, 2003.

It is the Board of Directors and management's intent to pay a year-end dividend. The amount of the dividend will be determined after the end of the current fiscal year. No dividend payout ratio has been targeted and one is not currently contemplated. See "Managements Discussion and Analysis - Capital" for information regarding Capitol Federal Savings Bank's ("Capitol Federal Savings" or the "Bank") ability to pay dividends to the Company.

5.   Gain on the sales of loans receivable held for sale

During the quarter ended June 30, 2003 the Bank classified $19.3 million of conforming new 30 year fixed-rate originations of single-family mortgage loans as held for sale. In July 2003, the Bank sold $17.0 million of those loans. The Bank's intent is to sell approximately $30 million of these loans per quarter, depending upon secondary market conditions.

During the six month period ending March 31, 2003, the Bank sold a large portion of its conforming new originations and modifications of single-family fixed-rate mortgage loans into the secondary market. The Bank recognized a gain of $18.2 million, pre-tax, on the sale of $574.6 million of these loans. As a result of these loan sales, the Bank recorded an increase of $5.1 million in its MSR. During the quarter ended June 30, 2003, the Bank did not complete any mortgage loan sales.

6.   Reclassifications

Certain reclassifications have been made to the 2002 consolidated financial statements in order to conform with the 2003 presentation.

7.   Earnings Per Share

Basic and diluted earnings per share were $0.11 for the quarter ended June 30, 2003. The Company accounts for the 3,024,574 shares acquired by its ESOP in accordance with SOP 93-6 and the shares acquired for its Recognition and Retention Plan ("RRP") in a manner similar to the ESOP shares. Shares acquired by the ESOP and the RRP are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee's individual account. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net Income	$7,527	$21,069	$49,071	$63,531

Average common shares outstanding	68,913,769	70,234,007	68,909,928	70,533,860
Average allocated ESOP shares outstanding	907,926	706,288	857,331	655,693
Average vested RRP shares outstanding	976,549	720,549	838,681	582,681
Total basic average common shares
outstanding	70,798,244	71,660,844	70,605,940	71,772,234

Effect of dilutive RRP shares	229,660	380,588	342,901	469,312
Effect of dilutive stock options	1,366,467	1,567,541	1,419,175	1,593,603
Total diluted average common shares
outstanding	72,394,371	73,608,973	72,368,016	73,835,149

Net earnings per share
Basic	$0.11	$0.29	$0.70	$0.88
Diluted	$0.11	$0.29	$0.68	$0.86

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Capitol Federal Financial, and its wholly owned subsidiary, Capitol Federal Savings, may from time to time make written or oral "forward-looking statements", including statements contained in their filings with the Securities and Exchange Commission ("SEC").

Except for the historical information contained in this filing, the matters discussed may be deemed to be forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, including changes in economic conditions in the Company's market areas, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market areas, competition, and other risks detailed from time to time in the Company's SEC reports. Actual strategies and results in future periods may differ materially from those currently expected. These forward-looking statements represent the Company's judgment as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The discussion includes comments relating to the Bank, since the Bank is wholly owned by the Company and comprises the majority of assets and principal source of income for the Company.

Critical Accounting Policies

Our policies with respect to the methodologies used to determine the allowance for loan losses and the valuation of mortgage servicing rights are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could cause reported results to differ materially. These critical accounting policies and their application are reviewed at least annually with our Audit Committee and Board of Directors. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the Company's year ended September 30, 2002 included in our Annual Report on Form 10-K for the year ended September 30, 2002 for a discussion of our critical accounting policies. Following is a description of our critical accounting policies and an explanation of the methods and assumptions underlying their application.

Allowance for Loan Losses We maintain an allowance for loan losses to absorb losses known and inherent in the loan portfolio based upon ongoing, quarterly assessments of the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans and portfolio segments and economic conditions that may lead to a concern about the loan portfolio. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of such loans or pools of loans. Changes in risk evaluations of both performing and non-performing loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience and on significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors for loans on residential properties with greater than four units and loans on construction and development and commercial properties are computed based on an evaluation of inherent losses on these loans. Loan loss factors for portfolio segments are representative of the credit risks associated with loans in those segments. The greater the credit risks associated with a particular segment the greater the loss factor. Loss factors increase within each portfolio segment as loans become classified, delinquent, the foreclosure or repossession process begins or as economic conditions warrant.

The appropriateness of the allowance is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas. Other conditions that management considers in determining the appropriateness of the allowance includes, but is not limited to, changes to our underwriting standards primarily due to competitive pressures, credit quality trends (including trends in non-performing loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of those loans. The Bank has relaxed, over the past several years, the debt-to-income ratio requirement and the loan-to-value ratio limits of its overall underwriting standards in order to better compete for loan originations in our market areas.

Senior management reviews these conditions quarterly in discussions with our senior credit officers. To the extent that any of these conditions are evidenced by a specifically identifiable problem loan or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such loan or portfolio segment. Where any of these conditions are not evidenced by a specifically identifiable problem loan or portfolio segment as of the evaluation date, management's evaluation of the loss related to this condition is reflected in the unallocated allowance. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments.

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

Valuation of Mortgage Servicing Rights ("MSR") The Bank records MSR as a result of retaining the servicing on originated loans that are sold. Our MSR exist on fixed rate loans only. Impairment exists if the carrying value of MSR exceeds the estimated fair value of the MSR on an other than temporary basis. MSR are stratified by the underlying loan term and by interest rate. Individual impairment allowances for each stratum are established when necessary and then adjusted in subsequent periods to reflect changes in the valuation of the stratum. The estimated fair value of each MSR stratum is determined through analysis of future cash flows incorporating numerous assumptions including; servicing income, servicing costs, market discount rates, prepayment speeds and other market driven data.

The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSR. Generally, as interest rates decline, prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, prepayments slow down, which generally results in an increase in the fair value of MSR. All assumptions are reviewed on a quarterly basis and adjusted as necessary to reflect current and anticipated market conditions. Thus, any measurement of the fair value of MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time.

Financial Condition

From September 30, 2002 to June 30, 2003, deposits decreased $113.6 million, primarily due to a greater amount of certificates of deposit maturing and not renewing than the growth in all other deposit categories. Although the Bank continues to be competitive in its markets for the rates that it offers on these accounts, certificates are maturing at rates higher than are currently being offered and not all customers are reinvesting those dollars into certificates at current rates. Customers, in some cases, are seeking higher yielding investments that may not be backed by FDIC insurance. The decrease in deposits was funded with proceeds from the repayment on loans and mortgage-related securities and the sale of loans. Proceeds from repayments and loan sales not used to fund the withdrawals of savings were used to originate new loans and purchase securities. Equity increased $2.7 million primarily due to net income of $49.1 million and an increase in additional paid-in capital of $5.9 million largely offset by dividends paid in the current fiscal year of $35.4 million and the repurchase of shares totaling $18.5 million.

The following table presents selected balance sheet data for the Company at the dates indicated.
	Balance at			Balance at	Change from
	June 30,	March 31,	Change from	September 30,	Fiscal
	2003	2003	Prior Quarter	2002	Year End
Selected Balance Sheet Data:
Total assets	$8,629,114	$8,720,717	($91,603)	$8,781,127	($152,013)
Cash and cash equivalents	100,618	231,855	(131,237)	452,341	(351,723)
Loans held for sale, net	20,007	21,286	(1,279)	145,657	(125,650)
Loans receivable, net	4,287,867	4,332,283	(44,416)	4,867,569	(579,702)
Mortgage-related securities	2,989,994	3,026,512	(36,518)	2,574,880	415,114
Investment securities, HTM	975,011	852,616	122,395	500,814	474,197
Capital stock of FHLB	169,274	169,274	--	163,250	6,024
Deposits	4,278,246	4,354,191	(75,945)	4,391,874	(113,628)
FHLB advances	3,200,000	3,200,000	--	3,200,000	--
Borrowings, other	86,187	91,226	(5,039)	101,301	(15,114)
Net unrealized gain/(loss) on
AFS securities	14,437	17,787	(3,350)	17,587	(3,150)
Stockholders' equity	990,096	984,807	5,289	987,430	2,666
Shares outstanding	70,968,767	70,488,860	479,907	70,818,120	150,647
Book value per share	$13.95	$13.97	($0.02)	$13.94	$0.01

Assets.  Total assets of the Company decreased $152.0 million from $8.78 billion at September 30, 2002 to $8.63 billion at June 30, 2003. The composition of the assets of the Company changed as a result of loan sales occurring primarily during the quarter ended December 31, 2002 and the use of the proceeds from loan sales and repayments of loans, mortgage-related securities and maturing securities to purchase adjustable rate mortgage-related securities and short-term agency bonds and to fund maturing certificates of deposit.

  Cash and cash equivalents decreased $351.7 million, or 77.8%, to $100.6 million at June 30, 2003. The decrease in the balance was due primarily to the purchase of mortgage-related securities, the funding of withdrawals from savings and the funding of dividends and stock repurchases.
  Investment securities increased $474.2 million, from $500.8 million at September 30, 2002 to $975.0 million at June 30, 2003. The Bank invested approximately $505.0 million in short-term agency bonds primarily during the quarter ended December 31, 2002, as part of its strategy to maintain cashflows that are available for reinvestment in approximately a twelve month time frame, and $150.0 million of callable agency securities during the quarter ended June 30, 2003. The funds to purchase these securities came through proceeds from the sale of loans and repayments on loans, mortgage-related securities and maturing securities.
  Mortgage-related securities increased $415.1 million, or 16.2%, from $2.57 billion at September 30, 2002 to $2.99 billion at June 30, 2003. Since September 30, 2002 we have purchased $2.34 billion of adjustable rate mortgage-backed securities with an average yield of 3.96%. During the current quarter we purchased $514.0 million of adjustable rate mortgage-backed securities with an average yield of 3.22%. The purchase of adjustable rate securities is part of our strategy to manage interest rate risk and provide earnings protection for a rising rate environment.
  The loan portfolio decreased $579.7 million, or 11.9%, from $4.87 billion at September 30, 2002 to $4.29 billion at June 30, 2003. Since September 30, 2002 the Bank has originated, purchased, refinanced and modified a total of $2.88 billion of loans, of which $1.32 billion were originated or purchased. The Bank sold a total of $600.2 million in single-family and student loans since September 30, 2002. During the quarter, the Bank originated and purchased loans totaling $423.7 million at an average yield of 4.92%. The impact of these originations was offset by loan repayments of $462.8 million. The amount of originations and purchases, excluding either loans refinanced or modified, was $298.7 million. Adjustable rate products, all of which were retained in the Bank's portfolio, comprised 46.4% of the $423.7 million. The average yield on our loan portfolio decreased 71 basis points from 6.70% at September 30, 2002 to 5.99% at June 30, 2003.

Loans may be modified under a program that provides current borrowers with the opportunity to change their existing term to maturity and/or rate of interest. The loan is then re-amortized. The program requires a fee to be paid by the borrower of $700 to $975. This program allows us to retain our relationship with the borrower who might otherwise obtain home financing elsewhere. Since September 30, 2002, loans with rate modifications totaled $1.56 billion for the nine month period ended June 30, 2003, an increase of $902.7 million, or 136.6%, over the same period one year ago. The amount of loans modified during the quarter totaled $449.0 million. The average rate on loans modified during the nine month period decreased 124 basis points from 6.81% to 5.57%.

Loans that are refinanced represent loans that have been paid off with a new loan recorded to the same borrower. This process requires the complete underwriting of the loan. Refinanced loans totaled $427.6 million since September 30, 2002, an increase of $124.2 million or 40.9%, from the same period one year ago. The yield on loans refinanced for the nine month period ended June 30, 2003 was 5.27%, 7 basis points less than the average rate on total loan originations.

The following table presents the Company's loan portfolio at the dates indicated.

	June 30, 2003			September 30, 2002
	Amount	Yield	% of Total	Amount	Yield	% of Total
Real Estate Loans:
One- to four-family	$4,045,526	6.00%	93.46%	$4,612,543	6.72%	93.94%
Multi-family	40,208	6.95	0.93	45,985	7.79	0.94
Commercial	8,019	8.17	0.19	5,514	8.15	0.11
Construction and development	42,872	5.46	0.99	48,023	6.46	0.98
Total real estate loans	4,136,625	6.01	95.57	4,712,065	6.73	95.97
Consumer loans:
Savings loans	10,912	5.04	0.25	11,931	5.83	0.24
Home improvement	1,210	8.01	0.03	1,498	8.15	0.03
Automobile	4,456	8.36	0.10	6,913	8.39	0.14
Home equity	173,876	5.40	4.01	175,551	5.90	3.58
Other	1,615	10.75	0.04	1,878	11.59	0.04
Total consumer loans	192,069	5.51	4.43	197,771	6.05	4.03

Total loans receivable	4,328,694	5.99%	100.00%	4,909,836	6.70%	100.00%
Less:
Loans in process	20,960			21,764
Deferred fees and discounts	15,288			15,678
Allowance for losses	4,579			4,825
Total loans receivable, net	$4,287,867			$4,867,569

Other information:
Loans serviced for others	$873,167			$470,411

The following table presents loan origination, refinance, purchase, and modification activity and mortgage-related securities purchased for the periods indicated.

	For the Three Months Ended			For the Nine Months Ended
	June 30, 2003			June 30, 2003
Fixed Rate	Amount	Yield	% of Total	Amount	Yield	% of Total
Origination - one- to four-family	$146,403	5.51%	34.56%	$464,174	5.75%	35.19%
Refinance - one- to four-family	75,758	5.48	17.88	288,736	5.71	21.89
Multi-family and commercial	340	6.45	0.08	3,921	6.74	0.30
Consumer loans	4,571	6.67	1.08	13,647	6.96	1.03
Purchased loans	11	6.48	0.00	41	6.95	0.00

Adjustable Rate
Origination - one- to four-family	65,619	4.02	15.49	147,928	4.31	11.21
Refinance - one- to four-family	49,254	4.04	11.62	138,823	4.35	10.52
Multi-family and commercial	1,076	6.63	0.25	1,076	6.63	0.08
Consumer loans	39,651	4.94	9.36	112,104	4.99	8.50
Purchased loans	41,011	3.98	9.68	148,838	4.16	11.28
Total originations and purchases	$423,694	4.92%	100.00%	$1,319,288	5.20%	100.00%

Mortgage-related securities	$647,325	3.17%		$2,474,036	3.91%
Mortgage loan modifications	$448,993			$1,563,441

For the quarter ended June 30, 2003, we recorded an other than temporary impairment of our MSR of $236 thousand, which reduced the gross carrying value of the MSR. The amount of the other than temporary impairment was determined by examining the rate of repayments during the quarter and comparing that to the amortization of the MSR recorded. The impact of the excess repayments was used to determine the amount of the other than temporary impairment.

We measure MSR impairment by estimating the fair value of each stratum. An impairment allowance for a stratum is recorded when, and in the amount by which, its fair value is less than its gross carrying value. A recovery of the impairment allowance for a stratum is recorded when its fair value exceeds its net carrying value. For the quarter ended June 30, 2003, we recorded an allowance for the valuation of our MSR of $602 thousand.

The value of our MSR asset is subject to prepayment risk. Future expected net cash flows from servicing a loan in our servicing portfolio will not be realized if the loan pays off earlier than anticipated. All loans in our servicing portfolio do not contain penalty provisions for early payoff. Because of this, we will not receive a corresponding economic benefit if the loan pays off earlier than expected.

The balance of non-performing loans continues to be low because of the underwriting standards we apply to loans we originate and purchase. At June 30, 2003 our ratio of non-performing loans to total assets was 0.11%, up slightly from 0.09% at September 30, 2002. Non-performing loans include loans primarily either 90 days or more delinquent or in the process of foreclosure. Loans 90 days or more delinquent have decreased approximately $280 thousand, while loans in various stages of foreclosure have increased $1.8 million since September 30, 2002. Real estate owned increased from $2.9 million at September 30, 2002 to $3.9 million at June 30, 2003. The average balance per property increased slightly from $81 thousand at September 30, 2002 to $90 thousand at June 30, 2003. Loans 30 to 89 days delinquent, which are not reported as non-performing loans, have decreased approximately 12.8% since September 30, 2002.

The risk that the balance of our non-performing loans may increase is primarily driven by the state of the local economies in which we lend. In most of our market areas, the economy has continued to be generally stable. Some large employers have made reductions in their workforce in recent months but with the predominance of dual income families, the large and diversified service and manufacturing sectors of local economies and, generally, the ability of workers to find other employment, we have seen only a moderate increase in the balance of non-performing loans. Other risks to our loan portfolio remained largely unchanged from September 30, 2002, as property values have generally maintained or increased in value.

The following table presents the Company's non-performing loans, including non-accrual loans and real estate owned, at the dates indicated.
	June 30,	September 30,
	2003	2002
Non-accruing loans:
One- to four-family	$9,218	$7,701
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	261	273
Total	$9,479	$7,974

Accruing loans delinquent more than 90 days:
One- to four-family	--	--
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	--	--
Total	--	--

Real Estate Owned:
One- to four-family	$3,871	$2,886
Multi-family	--	--
Commercial real estate	--	--
Construction or development	--	--
Consumer	--	--
Total	$3,871	$2,886

Total non-performing assets	$13,350	$10,860

Non-performing loans to total assets	0.11%	0.09%

Non-performing assets to total assets	0.15%	0.12%

Allowance for loan losses to non-
performing loans	48.31%	60.51%

Allowance for loan losses to loans
receivable, net	0.11%	0.10%

  The allowance for loan losses as a percentage of non-performing loans was 48.31% at June 30, 2003 compared to 60.51% at September 30, 2002. The decrease in the ratio of allowance for loan losses to non-performing loans primarily resulted from the increase in non-performing loans. Non-performing loans increased $1.5 million, or 18.9% from September 30, 2002 while net charge-offs during the period caused the balance of reserves for loan losses to decrease 5.1%. There was no addition to the allowance for loan losses during the quarter. Net charge-offs year-to-date of $246 thousand represent 2.03% of average non-performing assets and less than 0.01% of the average outstanding balance of loans receivable.

The following table presents the Company's activity for the allowance for loan losses at the dates and for the periods indicated.
	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Balance at the beginning of period	$4,718	$4,859	$4,825	$4,837

Charge offs:
One- to four-family	107	26	141	101
Multi-family	--	--	--	--
Commercial real estate	--	--	--	--
Construction or development	--	--	--	--
Consumer	32	30	118	57
Total charge-offs	139	56	259	158

Recoveries:
One- to four-family	--	--	6	--
Multi-family	--	--	--	--
Commercial real estate	--	--	--	--
Construction or development	--	--	--	--
Consumer	--	1	7	1
Total recoveries	--	1	13	1

Net charge-offs	139	55	246	157
Additions charged to operations	--	60	--	184
Balance at end of period	$4,579	$4,864	$4,579	$4,864

Liabilities and Stockholders' Equity:  Deposits, the largest component of liabilities, decreased $113.6 million from September 30, 2002. The decrease in deposits was primarily a result of a decrease in the balance of certificates of deposit. The ending balance of advances from FHLB remained unchanged from September 30, 2002 at $3.20 billion, with an average cost of 6.14%. Stockholders' equity increased $2.7 million primarily as a result of net income of $49.1 largely offset by dividends paid and the repurchase of shares of stock.

  From September 30, 2002 to June 30, 2003, deposits decreased $113.6 million, or 2.6%, to $4.28 billion. The decrease was primarily due to decreases in total certificates of $260.0 million, or approximately 8.3% of the balance of certificates at September 30, 2002. The decrease in certificates was partially offset by increases in passbook/passcard, demand deposit and money market accounts of $12.5 million, $30.1 million and $103.8 million, respectively. During the period brokered deposits, all of which are certificate accounts, decreased $19.7 million to a total of $93.9 million.
  For the quarter ended June 30, 2003 deposits decreased $75.9 million. The balance of certificates decreased $77.7 million and demand deposits decreased $5.6 million while money market accounts increased $5.5 million. During the quarter the average cost of deposits decreased 35 basis points to 2.73%.

The table below presents the Company's savings portfolio at the dates indicated.

	At			At
	June 30, 2003			September 30, 2002
		Average	% of		Average	% of
	Amount	Cost	Total	Amount	Cost	Total

Demand deposits	$ 375,070	0.26%	8.77%	$ 344,979	0.43%	7.85%
Passbook & passcard	119,986	0.64	2.80	107,500	1.00	2.45
Money market select	911,963	1.31	21.32	808,162	1.91	18.40
Certificates	2,871,227	3.36	67.11	3,131,233	4.09	71.30
Total deposits	$ 4,278,246	2.57%	100.00%	$ 4,391,874	3.32%	100.00%

The following table presents deposit activity for the periods indicated.

	For the Quarter Ended		For the Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Deposit activity:
Opening balance	$4,354,191	$4,442,655	$4,391,874	$4,285,835
Deposits	1,653,241	1,611,090	4,719,748	4,660,121
Withdrawals	1,755,139	1,658,409	4,919,423	4,629,018
Interest credits	25,953	35,985	86,047	114,383
Ending balance	$4,278,246	$4,431,321	$4,278,246	$4,431,321

Net increase (decrease)	$ (75,945)	$ (11,334)	$ (113,628)	$ 145,486
  The effective rate on the other borrowings, including the amortization of borrowing costs, paid by the Company for the first nine months was 3.63%, while the effective rate for the next three months will be approximately 3.19%. The decrease in the balance was due to the regular payments made on these borrowings.

  Total stockholders' equity increased $2.7 million, or 0.3%, from $987.4 million at September 30, 2002, to $990.1 million at June 30, 2003. At June 30, 2003, book value per share was $13.95 compared to $13.94 at September 30, 2002. Our equity to assets ratio was 11.47% at June 30, 2003 compared to 11.24% at September 30, 2002. The annualized return on average equity was 6.63% for the nine months ended June 30, 2003.

The increase in the balance of stockholders' equity was due primarily to net income of $49.1 million and the increase in additional paid-in capital of $5.9 million largely offset by dividends paid of $35.4 million, that included a year-end dividend of $1.22 per share or $22.9 million, and the repurchase of 688,811 shares of stock during the nine month period ended June 30, 2003 at a total cost of $18.5 million. The total number of treasury shares at June 30, 2003 was 18,215,728, with 73,296,559 voting shares outstanding. The current stock repurchase plan has 1,536,102 shares authorized and 688,811 repurchased through August 6, 2003. The balance of unearned compensation related to the ESOP increased by $1.2 million. The net increase reflects cash received by the ESOP trust as a result of the year-end dividend that has not yet been distributed to participants in the ESOP. The amount of the additional ESOP benefits to participants will be determined by the actual dividends paid by the Company during the fiscal year. As dividends are declared, the expense for the distribution of the excess cash is recorded with a liability accrued for the amount payable to participants. At the time the payout is made, the balance of the deferred compensation will be decreased by the amount of the payout to the participants.

During the quarter, the Company paid a $0.23 per share dividend on May 16, 2003 to holders of record as of May 2, 2003. At its meeting on July 22, 2003, the Board declared a $0.24 per share dividend to holders of record on August 1, 2003, payable on August 15, 2003.

Shares owned by Capitol Federal Savings MHC (the "MHC") total 52,192,817. The MHC is the majority stockholder of the Company, owning 71.2% of the stock of the Company. The MHC has, to date, waived its right to receive dividends from the Company. As a result, the Company has only paid dividends on shares not held by the MHC.

	Average Shares Outstanding
	June 30, 2003
	For the Quarter Ended	For the Nine Months Ended	End of Period
Share Information (not rounded):
Basic shares	70,798,244	70,605,940	70,968,767
Diluted shares	72,394,371	72,368,016
Total voting shares outstanding	73,223,342	73,219,501	73,296,559
Treasury stock	18,288,945	18,292,786	18,215,728
Unallocated shares in Employee
Stock Option Plan	2,116,648	2,167,243	2,066,792
Unvested shares in Recognition
and Retention Plan	308,451	446,319	261,000
Basic shares less shares held by MHC	18,605,427	18,413,123	18,775,950

Comparison of Operating Results for the Three Months Ended June 30, 2003 and 2002

General.  For the three months ended June 30, 2003, the Company recognized net income of $7.5 million, compared to net income of $21.1 million for the three months ended June 30, 2002, a decrease of $13.6 million, or 64.5%. The Company's efficiency ratio for the quarter ended June 30, 2003 was 59.65% compared to 33.83% for the quarter ended June 30, 2002. The decrease in net income was directly related to the decrease in the net interest margin. The increase in the efficiency ratio was primarily a result of the decrease in the net interest margin and the increase in other expense. To the extent that the Bank continues to experience a high level of repayments on its loans and mortgage-related securities, and those funds are reinvested in initially low yield, adjustable rate securities or short-term fixed rate securities, along with a diminished ability to lower its total cost of funds, it is likely that additional compression of the net interest margin will occur.

The following table presents average balance information for the periods indicated.

	Average Balances for the
	Quarter Ended June 30,		Change From Prior Period
	2003	2002	Amount	Percent
Selected Balance Sheet Data:
Total assets	$8,687,731	$8,798,043	$ (110,312)	(1.25)%
Loans receivable	4,336,558	5,350,547	(1,013,989)	(18.95)
Mortgage-related securities	3,080,544	2,568,781	511,763	19.92
Investment securities	834,962	508,016	326,946	64.36
Cash and cash equivalents	112,462	83,565	28,897	34.58
Capital stock of FHLB	169,274	161,053	8,221	5.10
Deposits	4,297,908	4,400,488	(102,580)	(2.33)
FHLB advances	3,201,648	3,200,220	1,428	0.04
Borrowings, other	86,160	106,324	(20,164)	(18.96)
Stockholders' equity	990,430	969,877	20,553	2.12

The following table presents average rate information for the periods indicated.

	For the Quarter Ended
	June 30,
	2003	2002
Average Yield and Cost During Period: (annualized)
Loans receivable	6.32%	6.87%
Mortgage-related securities	3.36	5.97
Investment securities	3.64	5.15
Cash and cash equivalents	1.11	1.58
Capital stock of FHLB	3.50	4.75
Average yield on interest earning assets	4.87	6.41
Deposits	2.73	3.69
FHLB advances	6.14	6.14
Borrowings, other	3.38	3.94
Average cost of interest bearing liabilities	4.18	4.71

Net Interest and Dividend Income.  Net interest and dividend income for the three months ended June 30, 2003 was $24.2 million, a decrease of $23.5 million, or 49.3% from the same period last year. The net interest margin for the quarter decreased 107 basis points to 1.13% from 2.20% from the same quarter one year ago.

  The decrease in net interest and dividend income was primarily due to a decrease in total interest and dividend income. The amount of total interest and dividend income recorded for the quarter was $103.8 million, or 25.3% less than the $138.9 million one year ago. The primary reason for the decrease in total interest and dividend income was a decrease in interest on loans receivable of $23.3 million from the same period one year ago. The average yield on earning assets was 4.87%, down 154 basis points from one year ago and the average balance was down $138.2 million.
  The decrease in interest and dividend income was partially offset by the decrease in total interest expense of $11.5 million, or 12.7%, from one year ago. The decrease in interest expense was primarily due to a decrease in the expense on deposits of $11.2 million while the average balance of interest-bearing liabilities was down $121.3 million. The average cost of interest bearing liabilities was 4.18%, down 53 basis points from one year ago.

Interest and Dividend Income.  Interest and dividend income for the three months ended June 30, 2003 decreased primarily due to a decrease in interest on loans and mortgage-related securities. Interest on investment securities increased over the previous year, but was partially offset by a decrease in dividend income on FHLB stock. The decrease in interest and dividend income was also due to a change in the mix of these assets.

  Interest on loans decreased from $91.8 million for the three months ended June 30, 2002 to $68.5 million for the three months ended June 30, 2003. This decrease of $23.3 million was primarily the result of a decrease in the average balance of our loan portfolio. The average balance of loans receivable decreased $1.01 billion to $4.34 billion for the three months ended June 30, 2003, compared to the same period one year ago. The average yield on loans decreased 55 basis points to 6.32% for the quarter ended June 30, 2003 from 6.87% one-year ago. The decrease in the yield on the loan portfolio was due to both lower origination rates compared to one year ago and the reduction in rates on mortgages held in our portfolio as a result of loan modifications. For the quarter ended June 30, 2003, the average balance of our loan portfolio comprised 49.9% of average assets, down from 60.8% for the same period one year ago.
  Interest income on mortgage-related securities decreased $12.4 million to $25.9 million for the quarter ended June 30, 2003. The decrease was due primarily to a decrease in the average yield of 261 basis points from the quarter ended June 30, 2002, partially offset by an increase in the average balance of $511.8 million. The decrease in the yield was primarily caused by the high level of repayments received on these securities requiring an increase in the amortization of the net premiums paid for mortgage-related securities. During the quarter, the Bank recorded $8.7 million in the amortization of these net premiums compared to $257 thousand of amortization in the same period one year ago. The repayments of these higher coupon securities is reinvested in adjustable rate mortgage-backed securities having a lower yield during their initial repricing term than fixed rate mortgage-backed securities. Assuming that interest rates increase from current levels, it is anticipated that at the time the adjustable rate mortgage-backed securities become eligible to reprice that they will reprice upward and provide a greater yield than realized during their initial period. For the quarter ended June 30, 2003, the average balance of our mortgage-related securities portfolio comprised 35.5% of average assets, up from 29.2% for the same period one year ago.

  Interest income on investment securities increased $1.1 million from $6.5 million for the quarter ended June 30, 2002 to $7.6 million for the quarter ended June 30, 2003. This increase was due primarily to an increase in the average balance of $326.9 million, partially offset by a decrease in the average yield of 151 basis points from the quarter ended June 30, 2002. The yield decreased due to the purchase of short-term agency bonds primarily during the quarter ended December 31, 2002 and callable agency securities purchased during the current quarter. The average balance of these assets during the quarter was $835.0 million with an average yield of 3.64%. For the quarter ended June 30, 2003, the average balance of our investment securities portfolio comprised 9.6% of average assets, up from 5.8% for the same period one year ago.
  Dividend income on capital stock of FHLB for the quarter ended June 30, 2003 was $1.5 million compared to $1.9 million for the quarter ended June 30, 2002. The average yield during the quarter was 3.50% compared to 4.75% for the same quarter one year ago.

Interest Expense.  Interest expense decreased for the quarter ended June 30, 2003 to $79.6 million, down $11.5 million, or 12.7%, from the same period one year ago. The average cost of interest bearing liabilities was down 53 basis points, to 4.18% from the same quarter one year ago. The decrease in the average cost was due primarily to the decrease in the cost of deposits.

  For the quarter ended June 30, 2003 interest expense on deposits was $29.3 million compared to $40.5 million for the quarter ended June 30, 2002, a decrease of $11.2 million. The average rate paid on deposits for the quarter ended June 30, 2003 was 2.73% compared to 3.69% for the quarter ended June 30, 2002, a decrease of 96 basis points. The average balance of deposits during the quarter ended June 30, 2003 was $4.30 billion compared to $4.40 billion for the quarter ended June 30, 2002, a decrease of $102.6 million, or 2.3%.
  Interest expense on borrowings for the quarter ended June 30, 2003 was $50.4 million compared to $50.7 million for the quarter ended June 30, 2002. The average balance of borrowings for the quarter ended June 30, 2003 was $3.29 billion compared to $3.31 billion for the quarter ended June 30, 2002, a decrease of $18.7 million, or less than 1.0%. The average balance of borrowings decreased primarily as a result of the Company's repayment on its other borrowing. The average cost of borrowings for the quarter ended June 30, 2003 was 6.07%, unchanged from the quarter ended June 30, 2002, due to the fixed rate, long term nature of the $3.20 billion of advances.

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

Other Income.  During the quarter, other income was $6.4 million, up $1.6 million, over the same period one year ago. The increase, primarily in retail fees and charges, was due to a new pricing structure for processing overdrawn accounts which was implemented during the quarter ended September 30, 2002.

Other Expense.  Total other expense increased $472 thousand to $18.3 million for the quarter ended June 30, 2003 compared to $17.8 million for the same period in 2002. Deposit and loan transaction fees increased primarily due to the amortization and an impairment charge on MSR. The Bank recorded an impairment charge on MSR of $838 thousand due to the high level of repayments on sold loans.

Income Tax Expense.  Income tax expense decreased from $13.6 million for the quarter ended June 30, 2002, to $4.8 million for the quarter ended June 30, 2003. The effective tax rate for the quarter was 39.15%. The change in the effective rate represents a decrease of 0.15% from the effective rate for the same period, one year ago. The change in the amount of income tax expense was a direct result of decreased earnings.

Comparison of Operating Results for the Nine Months Ended June 30, 2003 and 2002

General. For the nine months ended June 30, 2003, the Company recognized net income of $49.1 million compared to net income of $63.5 million for the nine months ended June 30, 2002, a decrease of $14.4 million or 22.7%. The efficiency ratio, for the nine months ended June 30, 2003 was 40.15% compared to 32.52% for the nine months ended June 30, 2002.

The following table presents average balance information for the periods indicated.

not for first quarter use	Average Balances for the
	Nine Months Ended June 30,		Change From Prior Period
	2003	2002	Amount	Percent
Selected Balance Sheet Data:
Total assets	$8,712,842	$8,727,387	$ (14,545)	(0.17)%
Loans receivable	4,465,046	5,369,338	(904,292)	(16.84)
Mortgage-related securities	3,067,486	2,466,588	600,898	24.36
Investment securities	741,155	506,919	234,236	46.21
Cash and cash equivalents	127,408	112,007	15,401	13.75
Capital stock of FHLB	168,123	161,613	6,510	4.03
Deposits	4,311,774	4,346,494	(34,720)	(0.80)
FHLB advances	3,212,551	3,201,703	10,848	0.34
Borrowings, other	91,234	105,560	(14,326)	(13.57)
Stockholders' equity	987,134	966,302	20,832	2.16

The following table presents average rate information for the periods indicated.

	For the Nine Months Ended
	June 30,
	2003	2002
Average Yield and Cost During Period: (annualized)
Loans receivable	6.65%	7.01%
Mortgage-related securities	4.21	6.09
Investment securities	3.96	5.16
Cash and cash equivalents	1.32	1.81
Capital stock of FHLB	3.58	5.09
Average yield on interest earning assets	5.40	6.53
Deposits	3.03	3.95
FHLB advances	6.12	6.14
Borrowings, other	3.63	4.22
Average cost of interest bearing liabilities	4.34	4.87

Net Interest and Dividend Income. Net interest and dividend income for the nine months ended June 30, 2003 was $98.2 million compared to $141.2 million for the nine months ended June 30, 2002, a decrease of $43.0 million, or 30.5%. The net interest margin decreased 66 basis points from 2.19% for the nine months ended June 30, 2002 to 1.53% for the nine months ended June 30, 2003.

Interest and Dividend Income. Interest and dividend income for the nine months ended June 30, 2003 was $347.3 million, a decrease of $74.8 million, or 17.7%, over the same period one year ago.

  Interest on loans decreased from $282.1 million for the nine months ended June 30, 2002 to $222.7 million for the nine months ended June 30, 2003. The decrease of $59.4 million was primarily the result of the average balance of loans decreasing $904.3 million to $4.47 billion for the nine months ended June 30, 2003 and the average yield on loans decreasing 36 basis points to 6.65% for the nine months ended June 30, 2003.
  Interest on mortgage-related securities decreased by $15.9 million, or 14.1%, from $112.7 million for the nine months ended June 30, 2002 to $96.8 million for the nine months ended June 30, 2003. This was primarily a result of a decrease in the average yield for the nine months ended June 30, 2003 to 4.21%, from 6.09% for the nine months ended June 30, 2002. The decrease in the yield was primarily caused by the high level of repayments received on these securities requiring an increase in the amortization of the net premiums paid for mortgage-related securities. The Bank recorded $16.1 million in the amortization of these net premiums during the nine months ended June 30, 2003 compared to $1.5 million of amortization in the same period one year ago. This was partially offset by the average balance of mortgage-related securities increasing $600.9 million from $2.47 billion for the nine months ended June 30, 2002 to $3.07 billion for the nine months ended June 30, 2003.
  Interest income on investment securities increased $2.4 million to $22.0 million for the nine months ended June 30, 2003. This increase was primarily due to an increase in the average balance of these assets of $234.2 million, partially offset by a decrease in the average yield of 120 basis points from the nine months ended June 30, 2002. For the nine month period ended June 30, 2003, the average balance was $741.2 million, with an average yield of 3.96%.
  Dividends earned on capital stock of FHLB was $4.5 million for the nine months ended June 30, 2003, compared to $6.1 million for the same period in fiscal year 2002. The average yield for the nine months ended June 30, 2003 was 3.58% compared to 5.09% for the nine months ended June 30, 2002. The average balance of FHLB stock was $168.1 million for the nine month period ended June 30, 2003, an increase of $6.5 million from the same period one year ago.

Interest Expense. Interest expense decreased during the nine-month period ended June 30, 2003 to $249.1 million, down $31.8 million, or 11.3%, from the same period one year ago.

  Interest expense on deposits decreased from $128.6 million for the nine months ended June 30, 2002 to $97.6 million for the nine months ended June 30, 2003, a $31.0 million or 24.1% decrease. The average cost of deposits decreased to 3.03% for the nine months ended June 30, 2003 from 3.95% for the nine months ended June 30, 2002, or 92 basis points. The average balance of deposits decreased $34.7 million, to $4.31 billion for the nine months ended June 30, 2003.
  Interest expense on borrowings decreased to $151.5 million from $152.2 million, a $740 thousand decrease, or less than 1.0%. The average balance of borrowings was $3.30 billion for the nine months ended June 30, 2003, largely unchanged from June 30, 2002. The average cost of borrowings decreased from 6.08% for the nine months ended June 30, 2002 to 6.05% for the nine months ended June 30, 2003.

Provision for Loan Losses. During the nine months ended June 30, 2003, no additional provision for loan losses was recorded. The appropriateness of the provision, determined by management, is based upon an evaluation of then-existing economic and business conditions affecting our key lending areas and other conditions, such as credit quality trends, collateral values, loan volumes and concentrations and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of loans. The amounts that might actually be recorded as losses can vary significantly from the estimated amounts.

Other Income. Total other income was $36.3 million, up $22.8 million, over the same period one year ago. The increase was primarily the result of the Bank selling most of its conforming new originations and modifications of single-family fixed rate mortgage loans during the first quarter of the fiscal year into the secondary market. The Bank recognized a gain of $18.2 million, pre-tax, on the sale of $574.6 million of these loans. There were also increases in retail fees and charges due to a new pricing structure for processing overdrawn accounts.

Other Expense. Total other expense increased $3.5 million to $53.9 million for the nine months ended June 30, 2003, up from $50.4 million for the nine months ended June 30, 2002. The increase was primarily due to increases of $1.8 million in deposit and loan transaction fees and $898 thousand in compensation expense. The change in deposit and loan transaction fees is largely due to MSR charges totaling $1.9 million compared to $39 thousand for the same period one year ago. The Bank recorded $1.1 million of amortization of MSR for the nine months ended June 30, 2003, the largest component of the $1.9 million. Additionally, the Bank recorded an impairment charge of $848 thousand on MSR for the nine months ended June 30, 2003. The change in compensation expense was primarily due to additional costs associated with the ESOP as a result of mark to market adjustments on shares deemed vested during the period and the recognition of the expense associated with dividends in the ESOP received on unallocated shares in excess of the amount needed for the annual debt payment on the ESOP note.

Income Tax Expense. Income tax expense decreased from $40.6 million for the nine month period ended June 30, 2002 to $31.4 million for the nine months ended June 30, 2003. The effective tax rate for the nine-month period was 39.05%. The change in the effective rate represents an increase of 0.07% over the effective rate for the same period one year ago. This is primarily attributable to the increase in the market value of the Company's stock and the effect of changes in the market value of stock based compensation related to the ESOP and RRP, which are non-deductible for tax purposes.

The following table presents performance ratios for the periods indicated.

	For the Quarter Ended		For the Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Performance Ratios:
Return on average assets (annualized)	0.35%	0.96%	0.75%	0.97%
Return on average equity (annualized)	3.04	8.69	6.63	8.77
Average interest rate spread during
the period	0.69	1.70	1.06	1.66
Net interest margin	1.13	2.20	1.53	2.19
Efficiency ratio (annualized)	59.65	33.83	40.15	32.52
Capital Ratios:
Equity to total assets at end of period	11.47%	11.09%	11.47%	11.09%
Average equity to average assets	11.40%	11.02%	11.33%	11.07%
Ratio of earning assets to costing
Liabilities	1.13	1.13	1.13	1.13

The following table presents rate information at the periods indicated.

	At
	June 30,	September 30,
	2003	2002
Average Yield / Cost at End of Period: (annualized)
Loans receivable	5.99%	6.70%
Mortgage-related securities	3.54	5.56
Investment securities	3.55	5.20
Deposits	2.57	3.32
FHLB advances	6.14	6.14
Borrowings, other	3.38	3.96

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

FHLB advances have been used to provide funds for lending and investment activities. FHLB lending guidelines have borrowing limits based upon their underwriting standards. At June 30, 2003, the Bank's ratio of advances to total assets as reported to the Office of Thrift Supervision (the "OTS") was 36.9%. Advances totaling up to 40 percent of total assets are allowed based upon a blanket pledge agreement and quarterly reporting to FHLB. Advances in excess of 40 percent of assets but not exceeding 45 percent of total assets may be approved by the President of FHLB based upon a review of documentation supporting the use of the advances. Advances in excess of 45 percent of total assets must be approved by the board of FHLB. In the past, the Bank has utilized convertible advances. Some advances are beginning to convert to fixed rate advances. The Bank does not currently have authority to borrow from FHLB in excess of 40 percent of total assets. The Bank could utilize other sources for liquidity than the FHLB and has done so in the past. Using other sources for liquidity is not currently contemplated by the Bank.

Currently, the Bank is in the process of upgrading its computer network and operating system from an OS/2 based system to a Windows based system. This will include the need for a substantial change in the communications infrastructure of the Bank. At the same time we are implementing upgrades to our user platform, electronic report distribution system and reporting platforms. In all, these activities will cost approximately $2.4 million that will be amortized over a three to five year period.

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

At June 30, 2003 our commitments were:

  the approved loan origination and purchase commitments outstanding totaled $252.0 million.
  the unadvanced portion of construction loans was $21.0 million.
  unused home equity lines of credit were $269.8 million.
  outstanding standby letters of credit totaled $17 thousand.
  certificates of deposit scheduled to mature in one year or less totaled $1.65 billion.

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

Capital

Consistent with our goals to operate a sound and profitable financial organization, we actively seek to maintain the Bank as a "well capitalized" institution in accordance with regulatory standards as set forth by the OTS. Total equity for the Bank was $957.0 million at June 30, 2003, or 11.08% (GAAP) of its total assets on that date. As of June 30, 2003, the Bank exceeded all capital requirements of the OTS. The following table presents the Bank's regulatory capital ratios at June 30, 2003 based upon regulatory guidelines.

	Bank	Regulatory
	Ratios	Requirement
Tangible equity	10.9%	2.0%
Tier I (core/leverage) capital	10.9%	5.0%
Tier I risk-based capital	28.5%	6.0%
Total risk-based capital	28.6%	10.0%

The ability of the Company to pay dividends to its shareholders is based upon the ability of the Bank to pay dividends to the Company. Under OTS safe harbor regulations, the Bank may pay to the Company dividends not exceeding net income for the current calendar year and the prior two calendar years. The Bank is currently operating under a waiver to the safe harbor regulation as a direct result of its modified dutch auction tender offer, completed in October 2001. Under OTS regulations, because the stock of the Bank was used to secure the loan at the Company, the proceeds of which were used to fund the purchase of shares tendered, the Company had to pay to the Bank the proceeds of the loan. The Bank then had to dividend the proceeds back to the Company. Because the proceeds of the loan and the related dividend payments were in excess of the safe harbor limits, the Bank has requested and received waivers since then to pay dividends to the Company. Because the Bank maintains excess capital, operates in a safe and sound manner and complies with the interest rate risk management guidelines of the OTS, it is management's belief that we will be able to continue to pay from the Bank to the Company the earnings of the Bank. The Bank currently has regulatory permission to dividend to the Company its earnings through June 30, 2004. At June 30, 2003, the Company had a cash balance of $97.6 million.

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

Changes in portfolio composition.  The following tables provide information regarding the fixed and adjustable rate composition of our investment and mortgage-related securities, loan and certificate of deposit portfolios as well as the change in composition of these portfolios from September 30, 2002 to June 30, 2003. Also presented is the maturity and conversion option information, by fiscal year, for our FHLB advances.

Our investment and mortgage-related securities portfolios became less rate sensitive with the fixed rate component decreasing by $612.4 million and the adjustable rate component increasing by $1.51 billion. Overall, fixed rate securities comprise 36.4% of these portfolios at June 30, 2003 compared to 67.2% at September 30, 2002. The mortgage-related securities added during the period had a remaining average life of 9.67 years, at the time of purchase. The current average remaining life of the fixed rate mortgage-related securities is 2.19 years. The balance of these portfolios increased $894.4 million during the nine month period ended June 30, 2003.

During the first three quarters of fiscal year 2003, the Bank purchased $2.34 billion of adjustable-rate mortgage-backed securities. It is the Bank's intent to continue to purchase these types of securities and loans, as market conditions allow, to maintain or lower the fixed-rate portion of our loan and mortgage-related securities portfolios as fixed rate loans continue to be the product of choice for our borrowers.

Our loan portfolio remains heavily weighted in fixed rate loans.  Fixed-rate loans comprised 71.0% of total loans at June 30, 2003 compared to 72.1% at September 30, 2002. The balance of fixed rate loans decreased $464.9 million. As loans in the portfolio refinanced or were modified during the first quarter of the fiscal year, the Bank sold most of these loans and new fixed rate originations into the secondary market. Adjustable-rate loans decreased in balance by $116.3 million over the nine month period. Because of the decrease in both fixed and adjustable rate loans and the decrease in the portfolio of loans as a whole, the relative mix of loan types remained significantly unchanged. During the quarter ended June 30, 2003, the Bank began identifying newly closed loans to classify as held for sale. The amount of sales is expected to be substantially less than the previous sale with quarterly targets set at approximately $30 million, depending upon secondary market pricing conditions.

On a composite basis, the change in the mix of fixed rate to adjustable rate loans, investments and mortgage-related securities was more significant. At September 30, 2002, fixed rate assets comprised 70.2% of the total of these portfolios. At June 30, 2003, the fixed rate component of total earning assets decreased to 54.5%. The Bank uses the secondary market to affect changes in its balance sheet that it cannot do in its local markets. Because the Bank has not utilized synthetic derivatives to manage its interest rate risk, but instead has used the mix of earning assets and costing liabilities to manage its interest rate risk, this change is significant for the Bank. While these actions may in the short-term reduce the Bank's earnings, similar to the costs that might be realized by entering into transactions designed to reduce interest rate risk using certain derivative instruments, management believes that it has better positioned the Bank to withstand the effects of rising rates on its overall interest rate risk and future earnings position.

Our certificates of deposits decreased from September 30, 2002 to June 30, 2003 by $260.0 million and the average cost dropped 73 basis points between the two reporting dates. Certificates maturing in one-year or less decreased $37.1 million, and the average cost dropped 78 basis points from September 30, 2002 to June 30, 2003.

The following table presents the distribution of our loan portfolio at the periods indicated.

	At
	June 30, 2003		September 30, 2002
	Amount	Yield	Amount	Yield

Fixed-Rate Loans:
One- to four- family real estate	$ 2,969,386	6.28%	$ 3,418,360	6.84%
Other real estate	74,265	6.71	81,434	7.43
Non real estate	30,002	7.32	38,730	7.86
Total fixed-rate loans:	3,073,653	6.30	3,538,524	6.86

Adjustable-Rate Loans:
One- to four- family real estate	1,076,140	5.23	1,194,183	6.31
Other real estate	16,834	4.81	18,088	6.00
Non real estate	162,067	5.18	159,041	5.62
Total adjustable-rate loans	1,255,041	5.21	1,371,312	6.23
Total loans	4,328,694	5.99%	4,909,836	6.70%

Less:
Loans in process	20,960		21,764
Deferred fees and discounts	15,288		15,678
Allowance for loan losses	4,579		4,825
Total loans receivable, net	$ 4,287,867		$ 4,867,569

The following table presents the distribution of our investment and mortgage-related securities portfolios at the periods indicated.
	At
	June 30, 2003			September 30, 2002
	Balance	Rate	Yield	Balance	Rate	Yield
Fixed-Rate Investments
Agency bonds	$ 975,011	4.66%	3.55%	$ 500,814	5.53%	5.20%
Mortgage-backed securities, at cost	398,609	5.43	5.22	521,841	6.33	6.34
Mortgage-related securities, at cost	60,824	6.82	5.66	1,024,190	6.28	6.27
Total fixed-rate investments	1,434,444	4.97	4.11	2,046,845	6.11	6.03

Adjustable-Rate Investments
Mortgage-backed securities, at cost	2,505,762	4.60	3.22	997,570	5.32	4.40
Mortgage-related securities, at cost	1,542	2.96	8.19	2,948	3.71	5.82
Total adjustable-rate investments	2,507,304	4.60	3.22	1,000,518	5.32	4.40
Total investments, at cost	$ 3,941,748	4.73%	3.54%	$ 3,047,363	5.85%	5.50%

The following table presents the maturity of certificates of deposit at the periods indicated.
	June 30, 2003		September 30, 2002
	Amount	Rate	Amount	Rate
Certificates maturing within
0 to 3 months	$ 399,968	3.11%	$ 372,848	3.47%
3 to 6 months	553,666	3.18	480,391	3.97
6 months to one year	694,570	3.15	832,076	4.12
One year to two years	590,093	3.29	895,139	3.97
After two years	632,930	3.98	550,779	4.78
Total certificates maturing	$ 2,871,227	3.36%	$ 3,131,233	4.09%

The following table presents the maturity and conversion option of FHLB advances.
	Maturity by Fiscal Year
Conversion option by	2008		2009		2010		Total
Fiscal Year	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
2003	$ --	--%	$ --	--%	$ 700,000	6.16%	$ 700,000	6.16%
2004	--	--	725,000	5.60	--	--	725,000	5.60
2005	--	--	--	--	1,075,000	6.45	1,075,000	6.45
Non-convertible	225,000	5.68	--	--	475,000	6.43	700,000	6.19
Total	$ 225,000	5.68%	$ 725,000	5.60%	$ 2,250,000	6.35%	$3,200,000	6.14%

Item 4. Controls and Procedures

An evaluation of Capitol Federal Financial's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, the "Act") as of June 30, 2003, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Capitol Federal Financial intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning Capitol Federal Financial's business. While Capitol Federal Financial believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause Capitol Federal Financial to modify its disclosure controls and procedures.

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

Item 5.  Other Information
Not applicable
<Index>

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31 [302 Certification]

Exhibit 32 [906 Certification]

(b) Reports on Form 8-K

On May 14, 2003, the Company filed a current report on Form 8-K containing a press release containing the Company's financial results for the three and six month periods ended March 31, 2003.

<Index>

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL

Date:   August 11, 2003                                     By:   /s/ John B. Dicus
                                                                                     John B. Dicus, President and
                                                                                     Chief Executive Officer

Date:   August 11, 2003                                   By:   /s/ Neil F. M. McKay
                                                                                     Neil F.M. McKay, Executive Vice President
                                                                                     and Chief Financial Officer

<Index>

CERTIFICATION

In connection with the Quarterly Report of Capitol Federal Financial (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John B. Dicus, Chief Executive Officer of the Company and Neil F. M. McKay, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:   August 11, 2003                                    By:   /s/ John B. Dicus
                                                                                     John B. Dicus, President and
                                                                                     Chief Executive Officer

Date:   August 11, 2003                                   By:   /s/ Neil F. M. McKay
                                                                                     Neil F.M. McKay, Executive Vice President
                                                                                     and Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.

This certification is not deemed "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section. This certification will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Registrant specifically incorporates it by reference.

<Index>

CERTIFICATION

I, John B. Dicus, certify that:

1. I have reviewed this report on Form 10-Q of Capitol Federal Financial;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial report, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

Date: August 11, 2003

By: /s/ John B. Dicus

John B. Dicus, President and

Chief Executive Officer

CERTIFICATION

I, Neil F. M. McKay, certify that:

1. I have reviewed this report on Form 10-Q of Capitol Federal Financial;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial report, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

Date: August 11, 2003

By: /s/ Neil F. M. McKay

Neil F. M. McKay

Chief Financial Officer