Form 10-K
period 2003-09-30
CAPITOL FEDERAL FINANCIAL
filed 2003-12-23
CIK 1074433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer ( as defined in Rule 12b-2 of the Act). YES [X] NO [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the Nasdaq National Market as of March 31, 2003, was $715.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of December 15, 2003, there were issued and outstanding 73,381,098 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the year ended September 30, 2003.
Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended September 30, 2003.

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

The Bank is the only operating subsidiary of the Company. The Bank is a federally-chartered and insured savings bank headquartered in Topeka, Kansas and is examined and regulated by the Office of Thrift Supervision ("OTS"), its primary regulator. It is also regulated by the Federal Deposit Insurance Corporation ("FDIC"). We serve primarily the entire metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and a portion of the metropolitan area of greater Kansas City through 28 traditional and seven in-store banking offices. At September 30, 2003, we had total assets of $8.58 billion, deposits of $4.24 billion and total equity of $976.4 million.

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences. We also originate a limited amount of loans secured by first mortgages on nonowner-occupied one- to four-family residences, consumer loans, permanent and construction loans secured by commercial real estate and multi-family real estate loans. We may originate loans outside our market area on occasion, and we do purchase whole loans secured by properties located outside of these areas from correspondent lenders, to the extent such loans meet our underwriting criteria. While our primary business is the origination of one- to four-family residential mortgage loans funded through retail deposits, we purchase whole loans and invest in certain investment and mortgage-related securities funded through retail deposits and advances from the Federal Home Loan Bank of Topeka ("FHLB").

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

Available Information

Our internet website address is www.capfed.com. Financial information, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports can be obtained free of charge from our website. The above reports are available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). These reports are also available on the SEC's website at http://www.sec.gov.

Lending Activities

General. Our primary lending activity is the origination of loans secured by first mortgages on one- to four-family residential properties. We also make consumer loans and a limited number of loans secured by multi-family dwellings or commercial properties. Our mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. At September 30, 2003, our net loan portfolio totaled $4.31 billion, which constituted 50.2% of our total assets.

All originated loans are generated by our own employees or loan agents. Loans over $450,000 must be underwritten by two senior level underwriters. Any mortgage loan over $750,000 must be approved by the asset and liability management committee and loans over $1.5 million must be approved by the board of directors. For loans requiring board approval, management is responsible for presenting to the board information about the creditworthiness of the borrower and the estimated value of the subject property. Information pertaining to the creditworthiness of the borrower generally consists of a summary of the borrower's credit history, employment, employment stability, net worth and income. The estimated value of the property must be supported by an independent appraisal report prepared in accordance with our appraisal policy.

At September 30, 2003, the maximum amount which we could have loaned to any one borrower and the borrower's related entities was approximately $142.4 million. Our largest lending relationship to a single borrower or a group of related borrowers on that date consisted of 14 multi-family real estate projects, two one- to four-family real estate units and three commercial real estate projects located throughout Kansas, totaling $27.8 million. No single loan in this group exceeded $3.5 million at that date. Most of the multi-family real estate loans qualify for the low income housing tax credit program. We have over 20 years experience with this group of borrowers who usually build and manage their own properties. All of these loans were current and performing in accordance with their terms at September 30, 2003.

The second largest lending relationship at September 30, 2003, consisted of four loans totaling $7.0 million. These four loans are secured by multi-family real estate units and a one- to four-family property. We have over 20 years of experience with the borrowers. All units were built and are presently being managed by the borrowers. Each of the loans to this group of borrowers was current and performing in accordance with its terms at September 30, 2003.

Our Loan Portfolio. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.
	September 30,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate Loans:	(Dollars in thousands)
One- to four-family	$ 4,069,197	93.44%	$ 4,612,543	93.94%	$ 5,166,660	94.66%	$ 5,206,237	95.02%	$ 4,083,148	94.45%
Multi-family	38,464	0.88	45,985	0.94	48,991	0.90	50,767	0.93	31,114	0.72
Commercial	7,881	0.18	5,514	0.11	7,966	0.15	13,206	0.24	11,415	0.27
Construction and development	48,537	1.11	48,023	0.98	44,712	0.82	38,192	0.70	56,660	1.31
Total real estate loans	4,164,079	95.61	4,712,065	95.97	5,268,329	96.53	5,308,402	96.89	4,182,337	96.75

Other Loans:
Consumer Loans:
Savings	10,963	0.25	11,931	0.24	14,466	0.26	13,964	0.25	15,281	0.35
Home improvement	882	0.02	1,498	0.03	1,970	0.04	2,373	0.04	2,072	0.05
Automobile	3,798	0.09	6,913	0.14	10,346	0.19	10,728	0.20	7,122	0.16
Home equity	173,656	3.99	175,551	3.58	161,239	2.95	142,654	2.60	115,779	2.68
Other	1,346	0.04	1,727	0.04	1,678	0.03	842	0.02	330	0.01
Total consumer loans	190,645	4.39	197,620	4.03	189,699	3.47	170,561	3.11	140,584	3.25
Commercial business loans	201	--	151	--	25	--	30	--	--	--
Total other loans	190,846	4.39	197,771	4.03	189,724	3.47	170,591	3.11	140,584	3.25
Total loans receivable	4,354,925	100.00%	4,909,836	100.00%	5,458,053	100.00%	5,478,993	100.00%	4,322,921	100.00%

Less:
Loans in process	27,039		21,764		20,057		16,891		29,043
Deferred fees and discounts	15,896		15,678		16,652		15,061		14,271
Allowance for losses	4,550		4,825		4,837		4,596		4,407
Total loans receivable, net	$ 4,307,440		$ 4,867,569		$ 5,416,507		$ 5,442,445		$ 4,275,200

The following table shows the composition of our loan portfolio by fixed and adjustable rate at the dates indicated.
	September 30,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed Rate Loans:	(Dollars in thousands)
Real estate:
One- to four-family	$ 3,005,475	69.01%	$ 3,418,360	69.62%	$ 3,325,203	60.92%	$ 2,812,848	51.34%	$ 2,618,998	60.58%
Multi-family	37,819	0.87	44,494	0.91	47,411	0.87	35,719	0.65	28,467	0.66
Commercial	7,834	0.18	4,996	0.10	5,146	0.10	8,123	0.15	5,556	0.13
Construction and development	35,557	0.82	31,944	0.65	30,936	0.57	16,006	0.29	29,976	0.69
Total real estate loans	3,086,685	70.88	3,499,794	71.28	3,408,696	62.46	2,872,696	52.43	2,682,997	62.06

Consumer	26,921	0.62	38,579	0.79	46,846	0.85	41,641	0.76	33,028	0.76
Commercial business	201	--	151	--	25	--	30	--	--	--
Total fixed rate loans	3,113,807	71.50	3,538,524	72.07	3,455,567	63.31	2,914,367	53.19	2,716,025	62.82

Adjustable Rate Loans:
Real estate:
One- to four-family	1,063,722	24.43	1,194,183	24.32	1,841,457	33.74	2,393,389	43.68	1,464,150	33.87
Multi-family	645	0.01	1,491	0.03	1,580	0.03	15,048	0.28	2,647	0.06
Commercial	47	--	518	0.01	2,820	0.05	5,083	0.09	5,859	0.14
Construction and development	12,980	0.30	16,079	0.33	13,776	0.25	22,186	0.41	26,684	0.62
Total real estate loans	1,077,394	24.74	1,212,271	24.69	1,859,633	34.07	2,435,706	44.46	1,499,340	34.69

Consumer	163,724	3.76	159,041	3.24	142,853	2.62	128,920	2.35	107,556	2.49
Total adjustable rate loans	1,241,118	28.50	1,371,312	27.93	2,002,486	36.69	2,564,626	46.81	1,606,896	37.18
Total loans	4,354,925	100.00%	4,909,836	100.00%	5,458,053	100.00%	5,478,993	100.00%	4,322,921	100.00%

Less:
Loans in process	27,039		21,764		20,057		16,891		29,043
Deferred fees and discounts	15,896		15,678		16,652		15,061		14,271
Allowance for loan losses	4,550		4,825		4,837		4,596		4,407
Total loans receivable, net	$ 4,307,440		$ 4,867,569		$ 5,416,507		$ 5,442,445		$ 4,275,200

The following schedule presents the contractual maturity of our loan portfolio at September 30, 2003. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
			Multi-family and		Construction				Commercial
	One- to Four-Family		Commercial		and Development(2)		Consumer		Business		Total
Due During		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Years Ending		Average		Average		Average		Average		Average		Average
September 30	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
2004(1)	$ 2,817	6.26%	$ 45	7.50%	$ 44,823	5.20%	$ 8,487	5.08%	$ --	--%	$ 56,172	5.24%
2005	1,030	7.79	--	--	3,714	5.92	125	4.85	--	--	4,869	6.29
2006	2,853	7.12	305	7.75	--	--	7,376	7.67	14	10.50	10,548	7.52
2007 to 2008	24,762	6.51	2,717	7.16	--	--	4,141	7.57	--	--	31,620	6.71
2009 to 2010	43,157	6.35	933	7.38	--	--	6,951	7.47	187	8.22	51,228	6.53
2011 to 2025	1,577,222	5.67	42,007	6.65	--	--	142,291	5.03	--	--	1,761,520	5.64
2026 and beyond	2,417,356	5.63	338	8.50	--	--	21,274	4.74	--	--	2,438,968	5.63

(1) Includes demand loans, loans having no stated maturity and overdraft loans.

(2) Construction loans are presented based upon the term to complete construction.

The total amount of loans due after September 30, 2004 which have predetermined interest rates is $3.07 billion, while the total amount of loans due after such date which have floating or adjustable interest rates is $1.23 billion.

One- to Four-Family Residential Real Estate Lending. Residential loan originations are generated by referrals from real estate brokers and builders, our marketing efforts and existing and walk-in customers. We focus our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences in our market areas. In order to generate additional lending volume, we purchase whole loans generally throughout the Midwest. These purchases allow us to attain geographic diversification and manage credit concentration risks in the loan portfolio. At September 30, 2003, one- to four-family residential mortgage loans totaled $4.07 billion, or 93.4% of our total loan portfolio.

We generally underwrite our loans using an automated underwriting system developed by a third party, which closely resembles our manual underwriting standards, with emphasis on the applicant's credit history, employment and income history, asset reserves and loan-to-value ratio. All information used for an automated decision is validated with supporting documentation. Loans that do not meet our automated underwriting standards are referred to a staff underwriter for manual underwriting. Presently, we lend up to 100% of the lesser of the appraised value or purchase price for one- to four-family residential loans. For loans with a loan-to-value ratio in excess of 80%, we require private mortgage insurance in order to reduce our loss exposure. Properties securing our one- to four-family loans are appraised by either staff appraisers or independent fee appraisers approved by the board of directors. We require our borrowers to obtain title and hazard insurance and flood insurance, if necessary, in an amount not less than the value of the property and improvements. We require borrowers to maintain escrow accounts with the bank if their loan-to-value ratio exceeds 80%.

We currently originate one- to four-family mortgage loans on either a fixed or adjustable rate basis, as consumer demand dictates. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with Fannie Mae and Freddie Mac and local financial institutions, and consistent with our internal needs. Adjustable rate mortgage ("ARM") loans are offered with either a one-year, three-year or five-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan generally adjusts annually for the remainder of the term of the loan. We use a number of different indices to reprice our ARM loans. During the 2003 and 2002 fiscal years, we originated and refinanced $400.1 million and $280.7 million of one- to four-family ARM loans, respectively, and $1.07 billion of one- to four-family fixed rate mortgage loans each fiscal year.

Fixed rate loans secured by one- to four-family residences have contractual maturities of up to 30 years, and are fully amortizing, with payments due monthly. However, these loans normally remain outstanding for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the current level of interest rates could alter the average life of a residential loan in our portfolio considerably. Our one- to four-family loans are generally not assumable and do not contain prepayment penalties. Our real estate loans generally contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

Our one- to four-family residential ARM loans are fully amortizing loans with contractual maturities of up to 30 years, with payments due monthly. Our ARM loans generally provide for specified minimum and maximum interest rates, with a lifetime cap and floor, a periodic adjustment on the interest rate over the rate in effect on the date of origination and do not permit negative amortization of principal. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds. Our ARM loans are not automatically convertible into fixed rate loans. We do allow borrowers to pay a modification fee to convert an ARM loan to a fixed rate loan.

In order to remain competitive in our market areas, we currently originate ARM loans at initial rates below the fully indexed rate. We qualify borrowers based on this initial discounted rate for our three and five year ARMs.

ARM loans can pose different credit risks than fixed rate loans, primarily because as interest rates rise, the borrower's payment rises, increasing the potential for default. Historically, we have not experienced difficulty with the repayment of these loans in a rising rate environment. See "Asset Quality - Non-performing Assets" and "Asset Quality - Classified Assets." At September 30, 2003, our one- to four-family ARM loan portfolio totaled $1.06 billion, or 24.4% of our total loan portfolio. At that date the fixed rate one- to four-family mortgage loan portfolio totaled $3.01 billion, or 69.01% of our total loan portfolio.

Multi-family and Commercial Real Estate Lending. We offer a variety of multi-family and commercial real estate loans. These loans are secured primarily by multi-family dwellings and small office buildings located in our market areas. At September 30, 2003, multi-family and commercial real estate loans totaled $46.3 million, or 1.1% of our total loan portfolio.

Our loans secured by multi-family and commercial real estate are originated with either a fixed or adjustable interest rate. The interest rate on adjustable rate loans is based on a variety of indices, generally determined through negotiation with the borrower. Loan-to-value ratios on our multi-family and commercial real estate loans usually do not exceed 80% of the appraised value of the property securing the loan. While maximum maturities may extend to 30 years, loans frequently have shorter maturities and may not be fully amortizing, requiring balloon payments of unamortized principal at maturity.

Loans secured by multi-family and commercial real estate are granted based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We generally require personal guarantees of the borrowers covering a portion of the debt in addition to the security property as collateral for such loans. We generally require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family and commercial real estate loans are performed by independent state certified fee appraisers approved by the board of directors. See "Loan Originations, Purchases, Sales and Repayments."

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

Loans secured by multi-family and commercial real estate properties are generally larger and involve a greater degree of credit risk than one- to four-family residential mortgage loans. Such loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired. See "Asset Quality - Non-performing Loans."

Construction and Development Lending. We originate construction loans primarily secured by one- to four-family residential real estate. Presently, all of these loans are secured by property located within our market areas. At September 30, 2003, we had $48.5 million in construction loans outstanding, representing 1.1% of our total loan portfolio. Construction loans are obtained principally through continued business with builders who have previously borrowed from us. The application process includes submission of complete plans, specifications and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction, including the land and the building. We also conduct regular inspections of the construction project being financed.

Consumer Lending. Consumer loans generally have shorter terms to maturity or reprice more frequently, which reduces our exposure to changes in interest rates, and usually carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At September 30, 2003, our consumer loan portfolio totaled $190.8 million, or 4.4% of our total loan portfolio.

We offer a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, student loans and loans secured by savings deposits. We also offer a very limited amount of unsecured loans. We currently originate all of our consumer loans in our market areas. Our home equity loans, including lines of credit and home improvement loans comprised approximately 4.0% of our total loan portfolio at September 30, 2003. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. In order to minimize risk of loss, home equity loans in excess of 80% of the value of the property are insured against loss. The term to maturity on our home equity and home improvement loans may be up to 15 years. Home equity lines of credit have no stated term to maturity and require the payment of 1 1/2% of the outstanding loan balance per month, which amount may be reborrowed at any time. Other consumer loan terms vary according to the type of collateral and the length of contract. The majority of our consumer loan portfolio is comprised of home equity lines of credit, which have interest rates that adjust monthly based upon changes in the prime rate.

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

Loan Originations, Purchases, Sales and Repayments. We originate loans through referrals from real estate brokers and builders, our marketing efforts, and our existing and walk-in customers. While we originate both adjustable and fixed rate loans, our ability to originate loans is dependent upon customer demand for loans in our market areas. Demand is affected by local demand, competition and the interest rate environment. During fiscal year 2003, our dollar volume of fixed rate, one- to four-family loans exceeded the dollar volume of the same type of adjustable rate loans, consistent with the prior fiscal year. During fiscal year 2003, the Company experienced a continuing increase in the prepayment of principal on loans and mortgage-related securities compared to previous years as a result of interest rates decreasing during the majority of the fiscal year. The increase in prepayments was due primarily to borrowers refinancing existing loans to new loans with lower rates of interest.

In an effort to offset the impact of repayments and to retain our customers, we offer existing loan customers the opportunity to modify their original loan terms to terms generally consistent with those offered in our market areas. This program requires the existing borrower to pay a minimum fee of $700 up to a maximum of 1% of their loan balance, capped at $975. This program helps ensure that we maintain the relationship with the customer, significantly reduces the amount of time it takes for a borrower to obtain current market pricing and terms without having to refinance their loan. During fiscal year 2003, the Bank modified 14,647 loans with a principal balance of $1.95 billion.

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

Purchased whole loans are originated by one lender who has a national presence. By contractual agreement, the loan product is originated for us to our specifications. Loans are generally underwritten in accordance with Fannie Mae's or Freddie Mac's underwriting systems, or by a third party underwriter who is under contract with us. Their underwriting standards are not significantly different from our own internal underwriting standards. We set prices for the loan product at least once each week. Mortgage servicing for the majority of purchased whole loans is retained by the originating lender.

The Bank sold, during fiscal year 2003, a total of $591.6 million in fixed rate single family loans originated at historically low interest rates. The intent of this strategy was to protect the Bank against long-term reduced earnings following an increase in interest rates. The proceeds from the sales of loans, along with the repayments on mortgage loans and mortgage-related securities and maturing securities were used to fund the purchase of adjustable rate mortgage-related securities and short-term agency bonds. The purchase of adjustable rate mortgage-related securities is part of our strategy to manage interest rate risk and provide earnings protection for a rising rate environment. The purchase of short-term agency bonds was to maintain cashflows that are available for reinvestment in approximately a twelve month time frame.

During the first quarter of fiscal year 2003, the Bank sold $544.0 million of fixed rate single family loans. The Bank stopped selling such a large volume of mortgage loans after the first quarter of fiscal year 2003 as the desired mix of adjustable and fixed rate interest-earning assets was achieved. During the next three quarters of fiscal year 2003, the Bank sold $47.6 million of fixed rate single family loans due to the favorable secondary market conditions. The Bank did not have any loans held for sale at September 30, 2003 due to the rise in interest rates during the last quarter of fiscal year 2003.

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

	Year Ended September 30,
	2003	2002	2001
Originations by type:	(Dollars in thousands)
Adjustable rate:
Real estate - one- to four-family	$ 400,055	$ 280,701	$ 200,664
-multi-family	1,031	--	--
- commercial	--	--	--
Non-real estate - consumer	153,953	149,807	124,320
- commercial business	45	22	--
Total adjustable rate	555,084	430,530	324,984
Fixed rate:
Real estate - one- to four-family	1,069,101	1,069,515	907,200
- multi-family	318	1,954	--
- commercial	5,773	1,405	270
Non-real estate - consumer	17,876	26,795	39,862
- commercial business	47	107	--
Total fixed rate	1,093,115	1,099,776	947,332
Total loans originated	1,648,199	1,530,306	1,272,316

Purchases:
Real estate - one- to four-family	182,017	119,534	113,219
- multi-family	--	--	--
- commercial	--	--	--
Non-real estate - consumer	--	--	--
Total loans purchased	182,017	119,534	113,219
Mortgage-related securities available for
sale (excluding REMICs and CMOs)	2,340,718	615,034	496,377
Mortgage-related securities held to
maturity (excluding REMICs and CMOs)	717,558	6,546	250,792
REMICs and CMOs	--	711,369	--
Total purchased	3,240,293	1,452,483	860,388

Sales and Repayments:
Real estate - one- to four-family	591,562	278,899	9,778
Non-real estate - consumer (student loans)	26,213	9,421	10,763
Total loans sold	617,775	288,320	20,541
Mortgage-related securities	--	--	--
Total sales	617,775	288,320	20,541
Principal repayments	4,584,584	2,531,572	2,081,280
Total reductions	5,202,359	2,819,892	2,101,821

Decrease in other items, net	18,368	316,125	169,879

Net decrease	$ (332,235)	$ (153,228)	$ (138,996)

Asset Quality

When a borrower fails to make a loan payment on or before the due date, a late charge notice is mailed 15 days after the due date if the payment has not been received and a late charge is assessed. When the loan is 30 days past due, we mail a delinquent notice to the borrower. All delinquent accounts are reviewed by a collection officer, who attempts to cause the delinquency to be cured by contacting the borrower. If the loan becomes 60 days delinquent, the collection officer will generally send a personal letter to the borrower requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current within the next 90 days. If the account becomes 90 days delinquent, and an acceptable repayment plan has not been agreed upon, the collection officer will generally refer the account to legal counsel, with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. During this 30 day period, the collection officer may accept a written repayment plan from the borrower which would bring the account current within the next 90 days. Once the loan becomes 120 days delinquent, and an acceptable repayment plan has not been agreed upon, the collection officer, after receiving approval from the appropriate officer as designated by our board of directors, will turn over the account to our legal counsel with instructions to initiate foreclosure.

Delinquent Loans. The following table sets forth our loans delinquent 30 - 89 days by type, number, amount and percentage of type at September 30, 2003.

	Loans Delinquent for 30-89 Days
			Percent of Amount
			to Total Delinquent
	Number	Amount	Loans
Real Estate:	(Dollars in thousands)
One- to four-family	303	$ 25,627	98.48%
Multi-family	--	--	--
Commercial	--	--	--
Construction and development	--	--	--
Consumer	52	396	1.52
Commercial business	--	--	--

Total	355	$ 26,023	100.00%

Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets. Loans are placed on non-accrual status when the loan is greater than 90 days delinquent. At all dates presented, we had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than prevailing market rates. Real estate owned includes assets acquired in settlement of loans and land acquired by the Bank not used for the purpose of a new branch site. The balance of one- to four- family real estate owned is represented by 42 properties totaling $3.8 million, or an average balance of less than $91,000 per property. The balance of real estate owned in construction and development represents a single property the Bank purchased for a potential branch site.

September 30,
	2003	2002	2001	2000	1999
(Dollars in thousands)
Non-accruing loans:
One- to four-family	$ 8,686	$ 7,701	$ 6,384	$ 3,321	$ 4,921
Multi-family	--	--	--	--	--
Commercial real estate	--	--	--	--	--
Construction and development	--	--	--	--	--
Consumer	258	273	276	134	55
Commercial business	--	--	--	--	--
Total	8,944	7,974	6,660	3,455	4,976

Accruing loans delinquent more than 90 days:
One- to four-family	--	--	--	--	--
Multi-family	--	--	--	--	--
Commercial real estate	--	--	--	--	--
Construction and development	--	--	--	--	--
Consumer	--	--	--	--	--
Commercial business	--	--	--	--	--
Total	--	--	--	--	--

Real estate owned:
One- to four-family	3,773	2,886	1,031	1,094	1,073
Multi-family	--	--	--	--	--
Commercial real estate	--	--	--	--	--
Construction and development	273	--	--	--	--
Consumer	--	--	--	--	--
Commercial business	--	--	--	--	--
Total	4,046	2,886	1,031	1,094	1,073

Total non-performing assets	$ 12,990	$ 10,860	$ 7,691	$ 4,549	$ 6,049
Total as a percentage of total assets	0.15%	0.12%	0.09%	0.06%	0.09%

For the year ended September 30, 2003, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $150,000 . The amount that was included in interest income on these loans, before non-accruing status, was $175,000 for the year ended September 30, 2003.

Non-performing Loans. At September 30, 2003 we had $8.9 million in non-performing loans, which constituted 0.21% of our total loan portfolio. At that date, there were no non-performing loans to any one borrower or group of related borrowers that exceeded $1.0 million, either individually or in the aggregate. The increase in non-performing loans was primarily the result of an increase in loans entering foreclosure.

Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of September 30, 2003, there was also an aggregate of $4.6 million in net book value of loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans are classified as "special mention" under applicable OTS regulations and have been included in management's determination of the adequacy of our allowance for loan losses.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as "substandard," "doubtful" or "loss". An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

In connection with the filing of our periodic reports with the OTS and in accordance with our asset classification policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at September 30, 2003, we had classified $13.6 million of our assets as substandard, $2,000 as doubtful and less than $1,000 as loss. The $13.6 million of substandard loans include $8.9 million of non-accrual loans, $4.0 million of real estate owned and $700,000 of loans we consider the repayment of principal to not be certain even though the loans are not more than 90 days delinquent. The amount classified substandard represented 1.4% of stockholders' equity and 0.2% of our assets at September 30, 2003.

Provision for Loan Losses. We did not record a provision for loan losses in fiscal 2003, compared to $184,000 in fiscal 2002 and $75,000 in fiscal 2001. The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under "Allowance for Loan Losses." There was no provision for loan losses recorded in fiscal 2003 as management's review of such factors indicated that the allowance for loan losses was adequate to cover losses inherent in the loan portfolio as of September 30, 2003.

Allowance for Loan Losses. We maintain an allowance for loan losses to absorb losses known and inherent in the loan portfolio based on ongoing, quarterly assessments of the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans and portfolio segments and economic conditions that may lead to a concern about the loan portfolio. In addition, the allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

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

The appropriateness of the allowance is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas. Other conditions that management considers in determining the appropriateness of the allowance includes, but is not limited to, changes to our underwriting standards due to competitive pressures, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), trends in collateral values, loan volumes and concentrations, and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of those loans. The Bank has relaxed, over the past several years, the debt-to-income ratio requirement and the loan-to-value ratio limits of its overall underwriting standards in order to better compete for loan originations in our market areas.

Senior management reviews these conditions quarterly in discussions with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem loan or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such loan or portfolio segment. Where any of these conditions are not evidenced by a specifically identifiable problem loan or portfolio segment as of the evaluation date, management's evaluation of the loss related to this condition is reflected in the unallocated allowance associated with our homogeneous population of mortgage loans. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments.

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

At September 30, 2003, our allowance for loan losses was $4.6 million or 0.1% of the total loan portfolio and approximately 50.9% of total non-accruing loans. This compares with an allowance for loan losses of $4.8 million or 0.1% of the total loan portfolio and approximately 60.5% of total non-accruing loans as of September 30, 2002.

During fiscal year 2003, our net single-family residential loan portfolio decreased by $671.0 million from fiscal year 2002. Non-accruing single-family loans increased by $985,000, or 12.8%, to $8.7 million at September 30, 2003. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K. The allowance decreased on this portfolio of loans. The decrease was attributable to the inherent risks associated with a smaller pool of loans partially offset by an increase in the amount of non-accruing loans.

During 2003, our net multi-family and commercial loan portfolio decreased by approximately 9.2% to $46.4 million. Our provision for credit losses on these loans was approximately 0.6% of the portfolio. The portfolio of net construction and development loans decreased by approximately 16.1% to $22.4 million. The allowance decreased on these loans because of a decrease in the balances in these portfolios.

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

Based upon the foregoing analysis of our reserving methodology, it is management's belief that the current balance provided by the formula allowance provides adequate reserves for the estimated losses inherent in the portfolio. Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that the Bank will realize in the future resulting from an increase in the single-family residential loan portfolio.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended September 30,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Balance at beginning of period	$ 4,825	$ 4,837	$ 4,596	$ 4,407	$ 4,081

Charge-offs:
One- to four-family	153	114	49	48	44
Multi-family	--	--	--	250	--
Commercial real estate	--	--	--	--	--
Construction and development	--	--	--	--	--
Consumer	144	85	42	13	25
Commercial business	--	--	--	--	--
Total charge-offs	297	199	91	311	69
Recoveries	22	3	257	6	--
Net charge-offs (recoveries)	275	196	(166)	305	69
Provisions charged to operations	--	184	75	494	395
Balance at end of period	$ 4,550	$ 4,825	$ 4,837	$ 4,596	$ 4,407

Ratio of net charge-offs during the period to average
loans outstanding during the period	--%	--%	--%	0.01%	--%

Ratio of net charge-offs during the period to average
Non-performing assets	2.31%	2.11%	(2.71)%	5.76%	0.97%

Allowance as a percentage of non-accruing loans	50.87%	60.51%	72.63%	133.02%	88.57%

Allowance as a percentage of total loans
(end of period)	0.11%	0.10%	0.09%	0.08%	0.10%

The distribution of our allowance for loan losses at the dates indicated is summarized as follows:
	September 30,
	2003			2002			2001			2000			1999
			Percent			Percent			Percent			Percent			Percent
			of Loans			of Loans			of Loans			of Loans			of Loans
			in Each			in Each			in Each			in Each			in Each
	Amount of	Loan	Category	Amount of	Loan	Category	Amount of	Loan	Category	Amount of	Loan	Category	Amount of	Loan	Category
	Loan Loss	Amounts	to Total	Loan Loss	Amounts	to Total	Loan Loss	Amounts	to Total	Loan Loss	Amounts	to Total	Loan Loss	Amounts	to Total
	Allowance	by Category	Loans	Allowance	by Category	Loans	Allowance	by Category	Loans	Allowance	by Category	Loans	Allowance	by Category	Loans
	(Dollars in thousands)
One- to four-family	$ 3,468	$4,052,491	93.99%	$ 3,792	$ 4,723,454	94.13%	$ 3,970	$ 5,150,125	95.00%	$ 3,837	$ 5,192,055	95.32%	$ 3,635	$ 4,069,704	95.10%
Multi-family	272	38,376	0.89	322	45,485.91		267	48,512.90		204	50,365.93		146	30,889.72
Commercial real estate	59	7,858	0.18	38	5,486.11		36	7,844.14		39	13,172.24		42	5,574.13
Construction and
development	148	22,419	0.52	177	26,733.53		319	25,139.46		211	20,858.38		375	32,856.77
Consumer	407	190,645(1)	4.42	467	216,742	4.32	223	189,699	3.50	252	170,561	3.13	207	140,584	3.28
Commercial business	11	201	--	8	151	--	--	25	--	--	30	--	--	--	--
Unallocated	185	--	--	21	--	--	22	--	--	53	--	--	2	--	--
Total	$ 4,550	$4,311,990	100.00%	$ 4,825	$ 5,018,051	100.00%	$ 4,837	$ 5,421,344	100.00%	$ 4,596	$ 5,447,041	100.00%	$ 4,407	$ 4,279,607	100.00%

(1) The balance of consumer loans includes loans available for sale of $4.3 million at September 30, 2003.

Investment Activities

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. See "Regulation Capitol Federal Savings" and "Qualified Thrift Lender Test" for a discussion of additional restrictions on our investment activities.

The Chief Financial Officer has the basic responsibility for the management of our investment portfolio, subject to the direction and guidance of the asset and liability management committee. The Chief Financial Officer considers various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, volume of loan sales and the anticipated demand for funds via deposits, withdrawals and loan originations and purchases.

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

Our investment securities currently consist of U.S. Government and agency securities. During fiscal year 2003 we purchased $605.0 million of investment securities, which were mainly short-term agency bonds. See Note 2 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K. Our mortgage-related securities portfolio consists of securities issued by government-sponsored agencies. A portion of the portfolio consists of collateralized mortgage obligations ("CMOs"). CMOs are special types of pass-through debt securities in which the stream of principal and interest payments on the underlying mortgages or mortgage-related securities are used to create investment classes with different maturities and, in some cases, different amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. We do not purchase any residual interest bonds. See Notes 3 and 4 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K. During fiscal year 2003 our portfolio of mortgage-related securities increased by $369.3 million. We purchased a total of $3.06 billion of these securities, of which $426.2 million were fixed rate mortgage-backed securities ("MBSs") with an estimated average life of 5.2 years and an average yield of 4.19%, the remainder, $2.63 billion, were variable rate MBSs with an average yield of 3.91% and had an average term of 3.3 years to their next repricing date as of September 30, 2003. See "Lending Activities - Loan Origination, Purchases, Sales and Repayments" for a discussion regarding the funding of these purchases.

Recently, we have had to pay a premium over the par value for the mortgage-related securities we purchase in order to acquire these securities at a yield equal to the market rate. When securities are purchased for a price other than par, the difference between the price paid and par is accreted to or amortized against the interest earned over the life of the security, depending on whether a discount or premium to par is paid. Movements in interest rates affect prepayment rates which, in turn, affect the average lives of mortgage-related securities and the speed at which the discount or premium is accreted to or amortized against earnings.

At September 30, 2003, we held CMOs totaling $25.0 million, all of which were secured by underlying collateral issued under government agency-sponsored programs. All of our CMOs are currently classified as held to maturity. At September 30, 2003, none of our CMOs qualified as high risk mortgage securities as defined under OTS regulations.

While mortgage-related securities, such as CMOs and REMICs, carry a reduced credit risk as compared to whole loans, these securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the mortgage loans and so affect both the prepayment speed, and value, of the securities. The Bank, on some transactions, pays a premium for mortgage-related securities purchased. These premiums may be significant and may cause significant negative yield adjustments due to accelerated prepayments on the underlying mortgages.

The following table sets forth the composition of our investment and mortgage-related securities portfolio at the dates indicated. Our investment securities portfolio at September 30, 2003, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of our retained earnings, excluding those issued by the government or its agencies.

	September 30,
	2003		2002		2001
		% of		% of		% of
	Book Value	Total	Book Value	Total	Book Value	Total
			(Dollars in thousands)
Securities available-for-sale, at fair value:
Mortgage-related securities	$ 2,128,721	100.00%	$ 1,318,974	100.00%	$ 1,059,110	100.00%
Total securities available-for-sale	$ 2,128,721	100.00%	$ 1,318,974	100.00%	$ 1,059,110	100.00%

Investment securities held-to-maturity, at
amortized cost:
Mortgage-related securities	$ 790,411	43.01%	$ 228,768	13.02%	$ 321,868	18.38%
U.S. government and agency securities	1,022,412	55.63	500,814	28.51	502,283	28.68
CMOs and REMICs	25,042	1.36	1,027,138	58.47	926,945	52.94
Total securities held-to-maturity	$ 1,837,865	100.00%	$ 1,756,720	100.00%	$ 1,751,096	100.00%

Investment securities, at fair value	$ 1,868,296		$ 1,819,308		$ 1,814,347

The composition and maturities of the investment securities portfolio, excluding Federal Home Loan Bank stock, are indicated in the following table.

	September 30, 2003
	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total Securities
	(Dollars in thousands)
		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average	Fair
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Value
Securities available-for-sale:
Mortgage-related securities	$ 5	9.50%	$ 26,148	6.02%	$ 44,461	6.56%	$ 2,060,939	4.53%	$ 2,131,553	4.59%	$ 2,128,721
Total securities available-for-sale	$ 5	9.50%	$ 26,148	6.02%	$ 44,461	6.56%	$ 2,060,939	4.53%	$ 2,131,553	4.59%	$ 2,128,721

Investment securities held-to-maturity:
Mortgage-related securities	$ --	--	$ 125,273	3.50	$ --	--	$ 665,138	4.22	$ 790,411	4.11	$ 795,452
U.S. government and agency securities	473,272	4.37	549,140	4.72	--	--	--	--	1,022,412	4.56	1,046,693
CMOs and REMICs	--	--	--	--	--	--	25,042	7.08	25,042	7.08	26,151

Total investment securities held-to maturity	$ 473,272	4.37%	$ 674,413	4.50%	$ --	--%	$ 690,180	4.32%	$ 1,837,865	4.40%	$ 1,868,296

Sources of Funds

General. Our sources of funds are deposits, borrowings, repayment of principal and interest on loans and mortgage-related securities, interest earned on or maturation of other investment securities and funds provided from operations.

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

The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We endeavor to manage the pricing of our deposits in keeping with our asset and liability management, liquidity and profitability objectives. Based on our experience, we believe that our deposits are relatively stable sources of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been, and will continue to be, significantly affected by market conditions. See "Management Discussion and Analysis - Asset and Liability Management and Market Risk" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

The following table sets forth our deposit flows during the periods indicated.

	Year Ended September 30,
	2003	2002	2001
	(Dollars in Thousands)
Opening balance	$ 4,391,874	$ 4,285,835	$ 3,956,329
Deposits	6,315,243	6,299,405	6,083,207
Withdrawals	6,578,835	6,341,661	5,939,720
Interest credited	109,607	148,295	186,019

Ending balance	$ 4,237,889	$ 4,391,874	$ 4,285,835

Net (decrease) increase	$ (153,985)	$ 106,039	$ 329,506

Percent (decrease) increase	(3.51)%	2.47%	8.33%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered for the periods indicated.

	Year Ended September 30,
	2003		2002		2001
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Transactions and Savings
Deposits:

Demand deposits	$ 374,506	8.84%	$ 344,979	7.85%	$ 322,277	7.52%
Passbook and Passcard	119,532	2.82	107,500	2.45	99,649	2.33
Money market select	928,260	21.90	808,162	18.41	672,632	15.69

Total non-certificates	1,422,298	33.56	1,260,641	28.71	1,094,558	25.54

Certificates (by rate):

0.00 - 0.99%	104	--	--	--	--	--
0.99 - 1.99%	709,092	16.73	66,769	1.52	1	--
2.00 - 2.99%	708,644	16.72	649,084	14.78	--	--
3.00 - 3.99%	747,269	17.64	990,172	22.55	101,113	2.36
4.00 - 4.99%	251,367	5.93	592,173	13.48	1,061,979	24.78
5.00 - 5.99%	216,106	5.10	395,886	9.01	1,051,475	24.53
6.00 - 6.99%	183,009	4.32	437,149	9.95	976,236	22.78
7.00 - 7.99%	--	--	--	--	473	0.01

Total certificates	2,815,591	66.44	3,131,233	71.29	3,191,277	74.46

Total deposits	$ 4,237,889	100.00%	$ 4,391,874	100.00%	$ 4,285,835	100.00%

The following table shows rate and maturity information for our certificates of deposit as of September 30, 2003.

	0.00-	1.00-	2.00-	3.00-	4.00-	5.00-	6.00-		Percent
	0.99%	1.99%	2.99%	3.99%	4.99%	5.99%	6.99%	Total	of Total
Certificate accounts maturing				(Dollars in thousands)
in quarter ending:
December 31, 2003	$ 103	$ 162,101	$ 146,033	$ 167,260	$ 6,137	$ 92,458	$ 9,662	$ 583,754	20.74%
March 31, 2004	1	185,807	49,681	143,475	1,769	86,279	20,893	487,905	17.33
June 30, 2004	--	144,628	34,395	42,480	5,536	6,465	35,997	269,501	9.57
September 30, 2004	--	113,559	107,494	64,219	9,043	8,135	6,286	308,736	10.97
December 31, 2004	--	54,138	64,985	51,465	52	2,697	4,614	177,951	6.32
March 31, 2005	--	42,409	22,770	55,713	--	11,672	12,269	144,833	5.14
June 30, 2005	--	6,381	39,097	7,548	11,199	5,669	36,834	106,728	3.79
September 30, 2005	--	69	67,839	6,000	38,659	2	1,782	114,351	4.06
December 31, 2005	--	--	37,603	16,492	2,080	69	35,856	92,100	3.27
March 31, 2006	--	--	25,187	19,823	22	1,322	14,155	60,509	2.15
June 30, 2006	--	--	32,982	94,416	9,518	221	594	137,731	4.89
September 30, 2006	--	--	23,488	13,804	15,343	168	376	53,179	1.89
December 31, 2006	--	--	267	12,842	32,501	104	37	45,751	1.62
March 31, 2007	--	--	8,327	22,823	22,427	135	36	53,748	1.91
June 30, 2007	--	--	19,123	3	36,880	113	303	56,422	2.00
September 30, 2007	--	--	16,717	2,750	59,092	95	156	78,810	2.80
December 31, 2007	--	--	198	6,944	101	27	2	7,272	0.26
March 31, 2008	--	--	2,033	16,146	--	134	125	18,438	0.65
June 30, 2008	--	--	5,509	--	--	--	1,996	7,505	0.27
September 30, 2008	--	--	4,257	--	--	--	298	4,555	0.16
Thereafter	--	--	659	3,066	1,008	341	738	5,812	0.21
Total	$ 104	$ 709,092	$ 708,644	$ 747,269	$ 251,367	$ 216,106	$ 183,009	$ 2,815,591	100.00%

Percent of total	0.00%	25.18%	25.17%	26.54%	8.93%	7.68%	6.50%

Floating rate certificates of deposit are included by date of maturity, not their next repricing date.

The following table indicates the amount of our certificates of deposit by time remaining until maturity as of September 30, 2003.

Maturity
		Over	Over
	3 Months	3 to 6	6 to 12	Over
	or Less	Months	Months	12 months	Total
(Dollars in thousands)
Certificates of deposit less than $100,000	$ 477,148	$ 416,211	$ 502,670	$ 987,621	$ 2,383,650
Certificates of deposit of $100,000 or more	106,606	71,694	75,567	178,074	431,941

Total certificates of deposit	$ 583,754	$ 487,905	$ 578,237	$ 1,165,695	$ 2,815,591

The board of directors has authorized the utilization of brokers to obtain deposits as another source of funds. The Bank has entered into several relationships with nationally recognized wholesale deposit brokerage firms to accept deposits from these firms. All fees to the brokers are paid by the depositor. Depending on market conditions, the Bank may use brokered deposits from time to time to fund asset growth and manage interest rate risk. The Bank's policies limit the amount of brokered deposits that it may have at any time to 15% of total deposits. The rates paid on brokered deposits are the same rates offered on our retail deposits. At September 30, 2003 and 2002, the balance of brokered deposits was $96.2 million and $113.6 million, respectively.

Borrowings. Although deposits are our main source of funds, we utilize borrowings when, at the time of the borrowing, they can be invested at a positive rate spread, when we desire additional capacity to fund loan demand or when they meet our asset and liability management objectives. Our borrowings have historically consisted of advances from the FHLB and occasionally securities sold under agreement to repurchase. See Note 9 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K. During the year, from time to time, we utilized our line-of-credit that we maintain at the FHLB. At September 30, 2003, we did not have any borrowings on our line-of-credit.

We may obtain advances from the FHLB upon the security of our blanket pledge agreement. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate, maturity and convertible features, if any. At September 30, 2003, we had $3.20 billion in FHLB advances outstanding.

During June of 2001 the Board approved a modified dutch auction tender offer ("Tender") to repurchase up to 8.0 million shares of outstanding stock from the Company's shareholders. The Company closed the Tender on October 5, 2001. At the close of the offering period, the Company purchased 5,852,596 shares of the Company's stock for $117.1 million. In connection with the Tender, the Company borrowed $117.0 million from two unrelated financial institutions on October 15, 2001 to fund the purchase of the shares. The terms of each loan include a six-year repayment period with equal principal payments due quarterly, with interest based upon the prime lending rate or tied to LIBOR plus 175 basis points. There are no prepayment penalties. At September 30, 2003, the Company believed it had complied with the financial and non-financial debt covenants of the loans. On October 1, 2003, the Company paid off the balance of the loans utilizing a capital distribution from the Bank of $81.0 million. See Note 10 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

The following table sets forth the maximum month-end balance and average balance of FHLB advances and other borrowings during the periods indicated.

	Year Ended September 30,
	2003	2002	2001
Maximum Balance:	(Dollars in thousands)
Federal Home Loan Bank advances	$3,200,000	$3,275,000	$3,225,000
Other borrowings	101,301	117,000	--

Average Balance:
Federal Home Loan Bank advances	$3,210,272	$3,204,277	$3,206,019
Other borrowings	88,684	104,481	--

The following table sets forth certain information as to our borrowings at the dates indicated.

	September 30,
	2003	2002	2001
	(Dollars in thousands)
Federal Home Loan Bank advances	$ 3,200,000	$ 3,200,000	$ 3,200,000
Other borrowings	81,146	101,301	--

Total borrowings	$ 3,281,146	$ 3,301,301	$ 3,200,000

Weighted average interest rate of Federal Home
Loan Bank advances	6.14%	6.14%	6.14%

Weighted average interest rate of other borrowings	3.19%	3.96%	--%

Subsidiary and Other Activities

As a federally chartered savings bank, we are permitted by OTS regulations to invest up to 2% of our assets, or $171.7 million at September 30, 2003, in the stock of, or as unsecured loans to, service corporation subsidiaries. We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes. At September 30, 2003, the Bank had one subsidiary, Capitol Funds, Inc. As of September 30, 2003, our total investment in this subsidiary was $13.4 million. Capitol Funds, Inc. has a wholly owned subsidiary, Capitol Federal Mortgage Reinsurance Corporation ("CFMRC"). CFMRC was formed in August 2002 to serve as a reinsurance company for the private mortgage insurance companies the Bank uses in its normal course of operations. CFMRC assumes the risk of default on loans exceeding a five percent loss and less than a ten percent loss. During fiscal 2003, Capitol Funds, Inc. reported net income of $618,000 which consisted of interest funded from loan proceeds and a net gain of $112,000 from CFMRC, net of income taxes.

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

The OTS regularly examines the Bank and prepares reports for the consideration of the Bank's board of directors on any deficiencies that it may find in the Bank's operations. The FDIC also has the authority to examine the Bank in its role as the administrator of the Savings Association Insurance Fund ("SAIF"). The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both Federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage requirements. Any change in such regulations, whether by the FDIC, the OTS, Congress or states in which we do business, could have a material adverse impact on MHC, the Company and the Bank and their operations.

Capitol Federal Savings Bank MHC

Capitol Federal Savings Bank MHC is a federal mutual holding company within the meaning of Section 10(o) of the Home Owners Loan Act. As such, MHC is required to register with and be subject to OTS examination and supervision as well as certain reporting requirements. In addition, the OTS has enforcement authority over MHC and its non-savings institution subsidiaries, if any. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank.

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

If the Bank fails the qualified thrift lender test, within one year of such failure MHC and the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "Qualified Thrift Lender Test."

MHC and the Company must obtain approval from the OTS before acquiring control of any other savings institution. Interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings institution.

Capitol Federal Savings Bank

The OTS has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was as of June 30, 2003. Under agency scheduling guidelines, it is likely that another examination will be initiated in the fourth quarter of 2004. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the savings institution's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended September 30, 2003 was $1.24 million.

The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank, the Company and MHC. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

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

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2003, the Bank's lending limit under this restriction was $142.4 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

The premium schedule for BIF and SAIF insured institutions ranges from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation ("FICO") assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. The amount of the FICO premium is included in the total deposit insurance premium paid by the Bank. This amount is currently equal to about 1.73 basis points for each $100 in domestic deposits for SAIF and BIF insured institutions. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017 through 2019.

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

The OTS capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement.

At September 30, 2003, the Bank had tangible capital of $949.4 million, or 11.0% of adjusted total assets, which is approximately $820.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

As a result of the prompt corrective action provisions discussed below, a savings institution must maintain a core capital ratio of at least 4.0% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3.0% ratio. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At September 30, 2003, the Bank had no intangibles which were subject to these tests.

At September 30, 2003, the Bank had core capital equal to $949.4 million, or 11.0% of adjusted total assets, which is $690.9 million above the minimum requirement of 3.0% in effect on that date.

The OTS also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 2003, the Bank had $4.6 million of loan loss allowances, which was less than 1.25% of risk-weighted assets.

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

On September 30, 2003, the Bank had total risk-based capital of $953.2 million and risk-weighted assets of $3.28 billion; or total risk-based capital of 29.1% of risk-weighted assets. Risk-based capital was $691.2 million above the 8.0% requirement in effect on that date.

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

In order to purchase shares in the Tender offer (see "Borrowings"), the Company borrowed funds from two unrelated financial institutions. The Company pledged the stock of the Bank as collateral for the loans. OTS regulations required that the loan proceeds be paid to the Bank. The Bank then had to distribute the proceeds to the Company. Because the proceeds of the loans and the recurring capital distributions of earnings were in excess of the OTS' safe harbor limits, the Bank has requested and received waivers since then to distribute capital to the Company. These limitations were set to expire on December 31, 2003.

In August 2003, the Bank received OTS approval to pay a capital distribution of $81.0 million from the Bank to the Company. The funds from this capital distribution were used to prepay the loans related to the Tender offer. These loans were prepaid, without penalty, on October 1, 2003. As a result of the $81.0 million capital distribution on October 1, 2003, the Bank is under a new time period for waivers of capital distributions to the Company. The current constraints will lapse on December 31, 2005. Currently, the Bank has authorization from the OTS to move earnings from the Bank to the Company through the quarter ending June 30, 2004. Because the Bank complies with OTS regulations regarding interest rate risk and capital requirements and operates in a safe and sound manner, it is management's opinion that the Bank will continue to receive waivers to pay to the Company the earnings of the Bank, until the time period constraints have lapsed.

Savings institutions proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings institutions that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. See "Regulatory Capital Requirements."

Liquidity

Federal regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. Liquid assets include cash, cash equivalents consisting of short-term interest-earning deposits, certain other time deposits, and other obligations generally having remaining maturities of less than five years. Liquidity management is both a daily and long-term responsibility of management. We adjust liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-bearing deposits and (iv) the objectives of its asset and liability management program.

Qualified Thrift Lender Test

All savings institutions, including the Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 2003, the Bank met the test and has always met the test.

Any savings institution that fails to meet the qualified thrift lender test must convert to a national bank charter, unless it requalifies as a qualified thrift lender and thereafter remains a qualified thrift lender. If an institution does not requalify and converts to a national bank charter, it must remain SAIF insured until the FDIC permits it to transfer to the BIF. If such an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank. The institution is limited to national bank branching and it is subject to national bank limits for payment of dividends. If such an institution has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a financial holding company and become subject to all restrictions on financial holding companies. See "Capitol Federal Financial."

Community Reinvestment Act

Under the Community Reinvestment Act, every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. Due to heightened attention being given to the Community Reinvestment Act, the Bank may devote additional funds for investment and lending in our local communities. The Bank was examined for Community Reinvestment Act compliance in July 2001 and received a rating of satisfactory.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At September 30, 2003, the Bank was in compliance with these reserve requirements.

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

Federal Home Loan Bank System

The Bank is a member of FHLB of Topeka, which is one of 12 regional Federal Home Loan Banks, that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans or advances to members in accordance with policies and procedures, established by the board of directors of Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Board. All advances from Federal Home Loan Bank are required to be fully secured by sufficient collateral as determined by Federal Home Loan Bank. In addition, all long-term advances are required to provide funds for residential home financing.

As a member, the Bank is required to purchase and maintain stock in FHLB. For the year ended September 30, 2003, the Bank had an average outstanding balance of $168.4 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past three fiscal years such dividends have averaged 5.35% and were 3.56% for fiscal year 2003.

Under federal law Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

For the year ended September 30, 2003, dividends paid by FHLB to the Bank totaled $6.0 million, which was a decrease over the amount of dividends received in fiscal year 2002.

TAXATION

Federal Taxation

General. We are subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Bank. Our federal income tax returns have been closed without audit as of the close of business on December 15, 2002 by the IRS through its fiscal year ended September 30, 1999.

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

Bad Debt Reserves. Prior to the Small Business Job Protection Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act, savings associations must now use the specific charge-off method in computing bad debt deductions beginning with their 1996 Federal tax return. In addition, federal legislation requires the Bank to recapture, over a six-year period, the excess of tax bad debt reserves at September 30, 1997 over those established as of the base year reserve balance as of September 30, 1989. The remaining amount of such reserve subject to recapture as of September 30, 2003 for the Bank is approximately $5.6 million. Deferred federal income taxes have been provided in the financial statements for the recapture of the remaining reserve. The Bank continues to utilize the reserve method in determining its privilege tax obligations to the State of Kansas. Prior to the Small Business Job Protection Act, bad debt reserves created prior to the year ended September 30, 1997 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions or cease to qualify as a Bank as defined in Code Section 581.

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

We generally attract our deposits through our branch office system. Competition for those deposits is principally from other savings institutions, commercial banks and credit unions located in the same community, as well as mutual funds and other alternative investments. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates. The Bank also has $96.2 million in brokered deposits at September 30, 2003 that are not derived from our branch office system.

Employees

At September 30, 2003, we had a total of 806 employees, including 158 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers

John C. Dicus. Age 70 years. Mr. Dicus is Chairman of the Board of Directors. He has served in this capacity with the Bank since 1989 and with the Company since its inception in March 2000. He has served the Bank in various capacities since 1959. He also served as Chief Executive Officer of the Bank and the Company until January 2003 and President of the Bank from 1969 until 1996. He is the father of Mr. John B. Dicus.

John B. Dicus. Age 42 years. Mr. Dicus is Chief Executive Officer and President of the Bank and the Company. He took over the responsibilities of Chief Executive Officer effective January 1, 2003. He has served as President for the Bank since 1996 and for the Company since its inception in March 2000. Prior to accepting the responsibilities of CEO he served as Chief Operating Officer of the Bank and the Company. Prior to that, he served as the Executive Vice President of Corporate Services for the Bank for four years. He has been with the Bank in various other positions since 1985. He is the son of Mr. John C. Dicus.

M. Jack Huey. Age 54 years. Mr. Huey has served as Executive Vice President and Chief Lending Officer of the Bank since June 2002. Since June 2002 he has also served as President of Capitol Funds Inc., a subsidiary of the Bank. Prior to that, he served as the Western Region Lending officer for the Bank since 1991. Since August 2002, he has served as President of CFMRC.

Neil F.M. McKay. Age 62 years. Mr. McKay serves as Executive Vice President, Chief Financial Officer and Treasurer of the Bank and the Company. He has served in such positions with the Bank since 1994 and the Company since its inception in March 2000. Prior to that, he served as the Chief Operating Officer and Chief Financial Officer of another savings institution for five years.

Larry K. Brubaker. Age 56 years. Mr. Brubaker has been employed with the Bank since 1971 and currently serves as Executive Vice President for Corporate Services of Capitol Federal Savings, a position he has held since 1997. Prior to that, he was employed by the Bank as the Eastern Region Manager for seven years.

R. Joe Aleshire. Age 56 years. Mr. Aleshire has been employed with the Bank since 1973 and currently serves as Executive Vice President for Retail Operations of Capitol Federal Savings, a position he has held since 1997. Prior to that, he was employed by the Bank as the Wichita Area Manager for 17 years.

Kent G. Townsend. Age 42 years. Mr. Townsend serves as Senior Vice President and Controller of the Company, a position he has held since March 2000. He has also served in similar positions with the Bank since September 1995. Prior to that, he served as the Financial Planning and Analysis Officer with the Bank for three years.

Item 2. Properties

At September 30, 2003, we had 28 traditional offices and seven in-store offices. The Bank owns the office building in which its home office and executive offices are located. At September 30, 2003, the Bank owned twenty-five of its other branch offices and the remaining nine branch offices, including seven in-store locations, were leased.

As of September 30, 2003, the net book value of the Bank's investment in premises, equipment and leaseholds, excluding computer equipment, was approximately $23.6 million.

Management believes that our current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

The Bank maintains an on-line data base of depositor and borrower customer information. The net book value of the data processing and computer equipment utilized by the Bank at September 30, 2003 was $2.9 million.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2003.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The section entitled "Shareholder Information" of the attached Annual Report to Stockholders for year ended September 30, 2003 is incorporated herein by reference.

Item 6. Selected Financial Data

The section entitled "Selected Consolidated Financial Data" of the attached Annual Report to Stockholders for year ended September 30, 2003 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the attached Annual Report to Stockholders for year ended September 30, 2003 is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The section entitled "Management Discussion of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk" of the attached Annual Report to Stockholders for year ended September 30, 2003 is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The section entitled "Consolidated Financial Statements" of the attached Annual Report to Stockholders for year ended September 30, 2003 is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

Item 9A.  Controls and Procedures

An evaluation of Capitol Federal Financial's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, the "Act") as of September 30, 2003, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

Item 10.   Directors and Executive Officers of the Registrant

Information concerning the Company's directors, audit committee financial expert and compliance with Section16(a) of the Exchange Act is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2004, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I, under the caption "Executive Officers" of this Form 10-K.

While the Company does have a code of conduct applicable to its principal executive officer, principal financial officer and principal accounting officer (as well as all other employees), this code does not, in its current form, meet the definition of "code of ethics" set forth in Item 406 of SEC Regulation S-K. As a Nasdaq-listed company, the Company is required to have a code in place meeting this definition applicable to all of its directors, officers and employees by May 6, 2004. The Company is currently reviewing its existing code and intends to make the appropriate modifications well in advance of this deadline.

Item 11.   Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2004, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2004, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of September 30, 2003 with respect to compensation plans under which shares of our common stock may be issued:
Equity Compensation Plan Information
Number of Shares
Remaining Available
for Future Issuance
	Number of Shares		Under Equity
	to be issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)

Equity compensation plans approved
by stockholders	1,961,358	$10.20	840,905(1)
Equity compensation plans not approved
by stockholders	N/A	N/A	N/A
Total	1,961,358	$10.20	840,905

(1) This amount includes 222,287 shares issuable under the Company's Recognition and Retention Plan.

Item 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2004, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.  Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2004, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     The following is a list of documents filed as part of this report:

(1)  Financial Statements:

The following financial statements are included under Part II, Item 8 of this Form 10-K:

1. Independent Auditors' Report.
2. Consolidated Balance Sheets as of September 30, 2003 and 2002.
3. Consolidated Statements of Income for the Years Ended September 30, 2003, 2002 and 2001.
4. Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2003, 2002 and 2001.
5. Consolidated Statements of Cash Flows for the Years Ended September 30, 2003, 2002 and 2001.
6. Notes to Consolidated Financial Statements for the Years Ended September 30, 2003, 2002 and 2001.

(2)  Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(3)  Exhibits:

See Index to Exhibits.

(b)  Reports on Form 8-K:

  On August 11, 2003, the Company filed a current report on Form 8-K containing a press release disclosing the Company's financial results for the three and nine month periods ended June 30, 2003.

  On August 12, 2003, the Company filed a current report on Form 8-K containing a press release announcing the approval of an $81.0 million dividend from the Bank to the Company by the Office of Thrift Supervision.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL

Date: December 23, 2003	By:	/s/ John B. Dicus
John B. Dicus, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ John B. Dicus	By:	/s/ Kent G. Townsend
	John B. Dicus, President		Kent G. Townsend, Senior Vice President
	and Chief Executive Officer		And Controller
	(Principal Executive Officer)		(Principal Accounting Officer)
	Date: December 23, 2003		Date: December 23, 2003

By:	/s/ John C. Dicus	By:	/s/ B. B. Andersen
	John C. Dicus, Chairman of the Board		B. B. Andersen, Director
	Date: December 23, 2003		Date: December 23, 2003

By:	/s/ Neil F. M. McKay	By:	/s/ Robert B. Maupin
	Neil F.M. McKay, Executive Vice President		Robert B. Maupin, Director
	and Chief Financial Officer		Date: December 23, 2003
(Principal Financial Officer)
Date: December 23, 2003

By:	/s/ Frederick P. Reynolds	By:	/s/ Marilyn S. Ward
	Frederick P. Reynolds, Director		Marilyn S. Ward, Director
	Date: December 23, 2003		Date: December 23, 2003

By:	/s/ Carl W. Quarnstrom
Carl W. Quarnstrom, Director
Date: December 23, 2003

INDEX TO EXHIBITS

Exhibit Number	Document

2.0	Plan of Reorganization and Stock Issuance Plan*
3(i)	Federal Stock Charter of Capitol Federal Financial*
3(ii)	Bylaws of Capitol Federal Financial
4	Form of Stock Certificate of Capitol Federal Financial*
10.1	Registrant's Employee Stock Ownership Plan*
10.2	Registrant's 2000 Stock Option and Incentive Plan filed on April 13, 2000 as Appendix A to
Registrant's Revised Proxy Statement (File No. 000-25391)
10.3	Registrant's 2000 Recognition and Retention Plan filed on April 13, 2000 as Appendix B to
Registrant's Revised Proxy Statement (File No. 000-25391)
10.4	Deferred Incentive Bonus Plan filed on December 31, 2001 as Exhibit 10.4 to the Annual Report on
Form 10-K.
10.5	Term Loan Agreement dated as of August 14, 2001, by and among Capitol Federal Financial, as borrower and Charter One Bank, F.S.B. and LaSalle Bank National Association as Lenders, filed
Exhibit 12 to Schedule TO - I/A (File No. 005-56153) on August 24, 2001.
10.6	Pledge Agreement dated as of August 14, 2001, by and among Capitol Federal Financial, as pledgor and Charter One Bank, F.S.B. and LaSalle Bank National Association, filed as Exhibit 12 to
Schedule TO - I/A (File No. 005-56153) on August 24, 2001.
11	Statement re: computation of earnings per share **
13	Annual Report to Stockholders
21	Subsidiaries of the Registrant
23	Consent of Independent Auditors'
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Neil F. M. McKay, Chief Financial Officer
32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, President and Chief Executive Officer and Neil F. M. McKay, Chief Financial Officer

   *Incorporated by reference from Capitol Federal Financial's Registration Statement on Form S-1 (File No. 333-68363) filed on February 11, 2000, as amended and declared effective on the same date.

  **No statement is provided because the computation of per share earnings on both a basic and fully diluted basis can be clearly determined from the Financial Statements included in the 2003 Annual Report to Stockholders, filed herewith.