Form 10-Q
period 2003-12-31
CAPITOL FEDERAL FINANCIAL
filed 2004-02-04
CIK 1074433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____________________to_____________________

Commission file number 000-25391

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

Common Stock 73,407,478
Class Shares Outstanding
as of January 30, 2004

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except per share data and amounts)

	December 31,	September 30,
	2003	2003

ASSETS:
Cash and cash equivalents	$40,152	$41,918
Investment securities held to maturity, at cost (market value of $1,162,318
and $1,046,693)	1,144,850	1,022,412
Mortgage-related securities:
Available-for-sale, at market (amortized cost of $1,823,694 and $2,131,553)	1,819,025	2,128,721
Held-to-maturity, at cost (market value of $779,834 and $821,603)	776,516	815,453
Loans receivable held for sale, net	5,126	4,257
Loans receivable, net	4,337,117	4,307,440
Mortgage servicing rights, net	4,339	5,600
Capital stock of Federal Home Loan Bank, at cost	170,767	169,274
Accrued interest receivable	42,094	41,937
Premises and equipment, net	26,029	26,509
Real estate owned, net	4,933	4,046
Income taxes receivable	7,715	10,537
Other assets	4,778	4,712
TOTAL ASSETS	$8,383,441	$8,582,816

LIABILITIES:
Deposits	$4,173,585	$4,237,889
Advances from Federal Home Loan Bank	3,196,642	3,200,000
Other borrowings, net	--	81,146
Advance payments by borrowers for taxes and insurance	9,999	38,935
Deferred income taxes payable, net	7,650	8,346
Accounts payable and accrued expenses	38,242	40,055
Total Liabilities	7,426,118	7,606,371

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares
authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 shares authorized; 91,512,287
shares issued as of December 31, 2003 and September 30, 2003	915	915
Additional paid-in capital	403,447	401,745
Retained earnings	875,524	896,015
Accumulated other comprehensive loss	(2,898)	(1,758)
Unearned compensation, Employee Stock Ownership Plan	(22,335)	(21,875)
Unearned compensation, Recognition and Retention Plan	(1,142)	(1,599)
Less shares held in treasury (18,118,989 and 18,203,228 shares as of
December 31, 2003 and September 30, 2003, at cost)	(296,188)	(296,998)
Total Stockholders' Equity	957,323	976,445

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,383,441	$8,582,816

See accompanying notes to consolidated interim financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share amounts)
	For the Three Months Ended
	December 31,
	2003	2002
INTEREST AND DIVIDEND INCOME:
Loans receivable	$61,828	$82,724
Mortgage-related securities	22,805	37,653
Investment securities	10,013	6,652
Cash and cash equivalents	17	823
Capital stock of Federal Home Loan Bank	1,493	1,553
Total interest and dividend income	96,156	129,405

INTEREST EXPENSE:
Deposits	24,996	35,719
FHLB Advances	49,404	50,278
Other borrowings	246	950
Total interest expense	74,646	86,947

Net interest and dividend income	21,510	42,458
Provision for loan losses	--	--
Net interest and dividend income after
provision for loan losses	21,510	42,458

OTHER INCOME:
Retail fees and charges	3,749	4,041
Loan fees	650	670
Insurance commissions	490	499
Gains on sales of loans receivable held for sale	5	17,246
Other, net	1,036	960
Total other income	5,930	23,416

OTHER EXPENSES:
Salaries and employee benefits	11,634	10,392
Occupancy of premises	2,825	2,745
Regulatory and other services	1,093	797
Deposit and loan transaction fees	809	1,624
Advertising	655	975
Office supplies and related expenses	555	605
Federal insurance premium	167	193
Other, net	1,954	745
Total other expenses	19,692	18,076

INCOME BEFORE INCOME TAX EXPENSE	7,748	47,798

INCOME TAX EXPENSE	3,130	18,632
NET INCOME	$4,618	$29,166

Basic earnings per share	$0.06	$0.41
Diluted earnings per share	$0.06	$0.40

See accompanying notes to consolidated interim financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in thousands, except per share amounts)
				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-In	Retained	Comprehensive	Compensation	Compensation	Treasury
	Stock	Capital	Earnings	Loss	(ESOP)	(RRP)	Stock	Total

Balance at October 1, 2003	$915	$401,745	$896,015	($1,758)	($21,875)	($1,599)	($296,998)	$976,445
Comprehensive Income:
Net income			4,618					4,618
Change in unrealized loss on available-
for-sale securities, net of deferred income
taxes of $696				(1,140)				(1,140)
Total comprehensive income								3,478

Change in Employee Stock Ownership Plan		1,219			(460)			759
Change in Recognition and Retention Plan		277				457	48	782
Stock options exercised		206	2				762	970
Dividends on common stock to
stockholders ($1.31 per share)			(25,111)					(25,111)
Balance at December 31, 2003	$915	$403,447	$875,524	($2,898)	($22,335)	($1,142)	($296,188)	$957,323

See accompanying notes to consolidated interim financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)
	For the Three Months Ended
	December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,618	$29,166
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(1,493)
Net loan origination fees capitalized	763	4,965
Amortization of net deferred loan origination fees	(1,082)	(3,695)
Losses on sales of premises and equipment, net	77	26
Gains on sales of real estate owned, net	(204)	(69)
Gains on sales of loans receivable held for sale	(5)	(17,246)
Originations of loans held for sale	(1,111)	(451,645)
Proceeds from sales of loans held for sale	247	557,926
Amortization of mortgage servicing rights	405	264
Impairment of mortgage servicing rights	815	--
Amortization and accretion of premiums and discounts on
mortgage-related securities and investment securities	8,738	3,124
Depreciation and amortization on premises and equipment	1,013	824
Amortization of deferred debt issuance costs	245	50
Compensation expense related to ESOP	1,723	1,286
Compensation expense related to RRP	638	594
Changes in:
Accrued interest receivable	(157)	(7,054)
Other assets	(21)	(3,721)
Income taxes receivable	3,130	18,632
Accounts payable and accrued expenses	(5,171)	5,049
Net cash provided by operating activities	13,168	138,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of investment securities	25,000	--
Purchases of investment securities	(150,000)	(309,839)
Proceeds from the retirement of capital stock of FHLB	--	1,250
Purchases of capital stock of FHLB	--	(15,500)
Principal collected on mortgage-related securities available-
for-sale	301,664	269,097
Purchases of mortgage-related securities available-for-sale	--	(1,262,515)
Principal collected on mortgage-related securities held-to-
maturity	39,457	377,472
Purchases of mortgage-related securities held-to-maturity	(500)	--
Loan originations, net of principal collected	(21,700)	496,575
Loan purchases, net of principal collected	(10,195)	28,282
Purchases of premises and equipment, net	(610)	(840)
Proceeds from sales of real estate owned	1,850	1,488
Net cash provided by (used in) investing activities	184,966	(414,530)

<Index>

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(25,111)	(26,931)
Dividends in excess of debt service cost of the ESOP	(964)	(2,706)
Deposits, net of withdrawals	(64,304)	(67,822)
Proceeds from advances from Federal Home Loan Bank	115,000	443,000
Repayments on advances from Federal Home Loan Bank	(115,000)	(443,000)
Repayments on other borrowings	(81,391)	(5,087)
Change in advance payments by borrowers for taxes and
insurance	(28,936)	(30,872)
Acquisitions of treasury stock	--	(16,537)
Stock options exercised	806	1,534
Net cash (used in) financing activities	(199,900)	(148,421)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,766)	(424,475)
CASH AND CASH EQUIVALENTS:
Beginning of Period	41,918	452,341
End of Period	$ 40,152	$ 27,866

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING TRANSACTIONS:
Loans transferred to real estate owned	$ 2,537	$ 1,644
Equity adjustment for tax effect of disqualifying
disposition of stock options	$ 164	$ 281
Originated mortgage servicing rights recorded in conjunction
with the sale of loans held for sale	$ --	$ 4,912
Treasury stock activity related to Recognition and Retention Plan
(excluding Recognition and Retention Plan shares sold for
employee withholding tax purposes)	$ 48	$ --
Market value adjustment related to fair value hedges:
Interest rate swaps	$ 3,358	$ --
Federal Home Loan Bank advances	$ (3,358)	$ --

See accompanying notes to consolidated interim financial statements.

<Index>

Notes to Consolidated Interim Financial Statements

1.   Basis of Financial Statement Presentation and Significant Accounting Policies

The accompanying consolidated financial statements of Capitol Federal Financial and subsidiary (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K to the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the valuation of mortgage servicing rights and allowances for losses on loans. While management believes that these allowances are adequate, future additions to the allowances may be necessary based on changes in economic conditions.

All dollar amounts are in thousands except per share data, unless otherwise indicated.

2.   Accounting for Stock Based Compensation

The Company has adopted the disclosure requirements of SFAS No. 148. The Company applies the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by SFAS Nos. 123 and 148, and related interpretations in accounting for our stock-based compensation plans.

For purposes of the pro forma disclosures required by SFAS No. 148, the estimated fair value of the options is amortized to expense on a straight-line method over the options' vesting period. If the fair value provisions under SFAS No. 123 would have been adopted, salary and employee benefit expense would have been $12.0 million for the three months ended December 31, 2003 and $10.8 million for the same period last year.

The following table presents the pro forma impact on earnings and earnings per share.

	Three Months Ended
	December 31,
	2003	2002
Net Income	$ 4,618	$ 29,166

Add: Stock-based compensation expense included
in reported net income	3,015	2,474

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	3,263	2,692

Pro forma net income	$ 4,370	$ 28,948

Net earnings per share
Basic-as reported	$0.06	$0.41
Basic-pro forma	$0.06	$0.41

Diluted-as reported	$0.06	$0.40
Diluted-pro forma	$0.06	$0.40

3.   Dividends

On October 29, 2003, the Board approved an increase in the quarterly dividend to $0.50 per share which was paid on November 21, 2003 to holders of record as of November 7, 2003. On November 10, 2003, the Board approved a year end dividend of $0.81 per share, payable on December 5, 2003 to holders of record on November 21, 2003. On January 27, 2004, the Board approved a dividend of $0.50 per share which will be paid on February 20, 2004 to holders of record as of February 6, 2004.

After a review of the dividend policy, the Board adjusted its policy for calendar year 2004 to intend to pay its total dividend in four equal quarterly installments. No dividend payout ratio has been targeted and one is not currently contemplated. See "Management's Discussion and Analysis - Capital" for information regarding Capitol Federal Savings Bank's ("Capitol Federal Savings" or the "Bank") ability to pay capital distributions to the Company.

4.   Gain on the Sales of Mortgage Loans Held for Sale

During the quarter ended December 31, 2003, the Bank did not complete any mortgage loan sales.During the same quarter in the previous fiscal year, a total of $544.0 million in fixed rate single family loans, originated at historically low interest rates, were sold into the secondary market. The Bank recognized a gain of $17.2 million, pre-tax, on the sale of these loans. As a result of retaining servicing rights on these mortgage loan sales, the Bank recorded an increase of $4.9 million in its mortgage servicing rights.

5.   Interest Rate Swap Agreements

On December 15, 2003, the Bank entered into interest rate swap agreements with a notional amount of $800.0 million. The Bank is utilizing the interest rate swaps to reduce the interest expense associated with some Federal Home Loan Bank ("FHLB") advances and to modify its interest rate risk profile. The Bank has agreed to receive interest from counterparties on the $800.0 million notional amount at a fixed rate matching the hedged FHLB advances and to pay interest at a variable rate indexed to the one month LIBOR rate plus an average spread of 248 basis points during the entire term of the interest rate swap and remaining term of the hedged FHLB advances. As a result of these interest rate swaps, the interest rate on the $800.0 million of hedged FHLB advances at December 31, 2003 was effectively reduced from 6.16% to 3.63%. The decrease in the interest rate equates to an $853 thousand decrease in interest expense during the quarter ended December 31, 2003.

The interest rate swaps are designated and qualify as fair value hedges under SFAS No. 133. The Bank has assumed no ineffectiveness in the hedging relationship as all the terms in the interest rate swap agreements match the terms of the FHLB advances. The Bank is accounting for the interest rate swap agreements using the shortcut method, whereby, any gain or loss in the fair value on the interest rate swaps is offset by a gain or loss on the hedged FHLB advances. The fair value of the hedged FHLB advances will generally decrease when interest rates rise and increase when interest rates fall. The fair value of the Bank's interest rate swap agreements are estimated by discounting anticipated cashflows associated with the receive-fixed rate component of the swap and the pay-variable rate component of the swap over the remaining contractual terms of each swap. The pay-variable rate component cash flows are estimated using forward interest rate curves for the one month LIBOR as of December 31, 2003. The fair value of the interest rate swaps at December 31, 2003 was $3.4 million, which resulted in a decrease of $3.4 million in the hedged FHLB advances at December 31, 2003.

The effect of the interest rate swaps on our interest rate risk profile results in an increase in our net portfolio value (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure about Market Risk" in the Annual Report to Stockholders attached as Exhibit 13 to our Annual Report on Form 10-K for the year ended September 30, 2003) in a constant and decreasing rate environment and increases our relative exposure in increasing rate environments. While we have the ability to enter into interest rate swaps of a greater notional amount, management believes that this amount is adequate at this time to effect the changes to earnings and risk management objectives desired.

The FHLB advances selected for the interest rate swaps have maturities ranging from May 2008 to August 2010. Information on the interest rate swaps, by maturity date, is as follows:

	December 31, 2003
			Paying
Maturity		Notional	1 Month			Receiving
Date in	Fair	Principal	LIBOR		Interest	Interest
Fiscal Year	Value	Amount	Rate	Margin	Rate	Rate	Spread
2008	$ (432)	$ 225,000	1.15%	2.41%	3.56%	5.68%	2.12%
2009	(923)	175,000	1.15	2.53	3.68	6.28	2.60
2010	(2,003)	400,000	1.15	2.50	3.65	6.38	2.73
	$ (3,358)	$ 800,000	1.15%	2.48%	3.63%	6.16%	2.53%

6.   Earnings Per Share

Basic and diluted earnings per share were both $0.06 for the quarter ended December 31, 2003. The Company accounts for the 3,024,574 shares acquired by its ESOP in accordance with SOP 93-6 and the shares acquired for its Recognition and Retention Plan ("RRP") in a manner similar to the ESOP shares. Shares acquired by the ESOP and the RRP are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee's individual account. The following is a reconciliation of the denominators of the basic and diluted earnings per share calculations.

	Three Months Ended
	December 31,
	2003	2002
Net Income	$4,618	$29,166

Average common shares outstanding	69,047,643	69,007,351
Average allocated ESOP shares outstanding	1,008,738	807,100
Average vested RRP shares outstanding	1,026,652	769,500
Total basic average common shares
Outstanding	71,083,033	70,583,951

Effect of dilutive RRP shares	225,459	376,170
Effect of dilutive stock options	1,335,626	1,890,691
Total diluted average common shares
Outstanding	72,644,118	72,850,812

Net earnings per share
Basic	$0.06	$0.41
Diluted	$0.06	$0.40

7.   Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the current interim period.

8.   Reclassifications

Certain reclassifications have been made to the fiscal 2003 consolidated financial statements in order to conform with the fiscal 2004 presentation.

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

Critical Accounting Policies

Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of mortgage servicing rights and our policy regarding derivative instruments are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could cause reported results to differ materially. These critical accounting policies and their application are reviewed at least annually with our Audit Committee and Board of Directors. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" in the Annual Report to Stockholders attached as Exhibit 13 to our Annual Report on Form 10-K for the year ended September 30, 2003 for a discussion of our critical accounting policies. Following is a description of our critical accounting policies and an explanation of the methods and assumptions underlying their application.

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

The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of such loans or pools of loans. Changes in risk evaluations of both performing and non-performing loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience and on significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors for loans on residential properties with greater than four units, loans on construction and development and commercial properties are computed based on an evaluation of inherent losses on these loans. Loan loss factors for portfolio segments are representative of the credit risks associated with loans in those segments. The greater the credit risks associated with a particular segment the greater the loss factor. Loss factors increase within each portfolio segment as loans become classified, delinquent, the foreclosure or repossession process begins or as economic conditions warrant.

The appropriateness of the allowance is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas. Other conditions that management considers in determining the appropriateness of the allowance includes, but is not limited to, changes to our underwriting standards primarily due to competitive pressures, credit quality trends (including trends in non-performing loans expected to result from existing conditions), trends in collateral values, loan volumes and concentrations, and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of those loans. The Bank has relaxed, over the past several years, the debt-to-income ratio requirement and the loan-to-value ratio limits of its overall underwriting standards in order to better compete for loan originations in our market areas.

Senior management reviews these conditions quarterly in discussions with our senior credit officers. To the extent that any of these conditions are evidenced by a specifically identifiable problem loan or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such loan or portfolio segment. Where any of these conditions are not evidenced by a specifically identifiable problem loan or portfolio segment as of the evaluation date, management's evaluation of the loss related to these conditions is reflected in the unallocated allowance associated with our homogeneous population of mortgage loans. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments.

The amounts actually observed in respect to these losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the current loss factors. By assessing the estimated losses inherent in our loan portfolios on a quarterly basis, we can adjust specific and inherent loss estimates based upon more recent information that has become available.

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

Valuation of Mortgage Servicing Rights ("MSR") The Bank records MSR as a result of retaining the servicing on loans that are sold. Impairment exists if the carrying value of MSR exceeds the estimated fair value of the MSR. MSR are stratified by the underlying loan term and by interest rate. Individual impairment allowances for each stratum are established when necessary and then adjusted in subsequent periods to reflect changes in the measurement of impairment. The estimated fair value of each MSR stratum is determined through analysis of future cash flows incorporating numerous assumptions including: servicing income, servicing costs, market discount rates, prepayment speeds and other market driven data.

The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSR. Generally, as interest rates decline, prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, prepayments slow down, which generally results in an increase in the fair value of MSR. All assumptions are reviewed for reasonableness on a quarterly basis and adjusted as necessary to reflect current and anticipated market conditions. Thus, any measurement of the fair value of MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if applied at a different point in time.

Derivative Instruments The Bank has entered into interest rate swap agreements to hedge certain FHLB advances. The Bank pays a variable rate of interest tied to the one month LIBOR and receives a fixed rate of interest matching the hedged FHLB advances. When the Bank entered into the interest rate swap agreements, they were designated as fair value hedges. All the terms in the interest rate swap agreements relating to the pay-fixed rate components and timing of cash flows match the terms of the hedged FHLB advances. Therefore, the Bank has assumed no ineffectiveness in the hedging relationship and accounts for the interest rate swaps using the shortcut method. Any gain or loss in the fair value of the interest rate swaps is offset by a gain or loss on the hedged FHLB advances.

Before undertaking the hedge, management formally documented its risk management objectives, strategy and the relationship between the interest rate swap agreements and the hedged FHLB advances. To qualify for hedge accounting, the interest rate swaps and the related FHLB advances must be designated as a hedge. Both at the inception of the hedge and on an ongoing basis, management assesses whether the hedging relationship is expected to be highly effective in offsetting changes in fair values of the hedged FHLB advances. If at some point it is determined that the interest rate swaps are not highly effective as a hedge, hedge accounting will be discontinued. If hedge accounting is discontinued, changes in the fair value of the interest rate swaps will be recorded in earnings. Additionally, the hedged FHLB advances will no longer be adjusted for changes in fair value.

Management Overview

Our strategy is to operate a retail oriented financial institution dedicated to serving the needs of customers in our market areas. Our commitment is to provide the broadest possible access to home ownership through our residential lending programs and offer a complete set of personal financial products and services through our branch office network.

The primary components of our strategy include:

  Single-Family Portfolio Lending. We are one of the largest originators of one- to four-family residential mortgage loans in the State of Kansas. Historically, we have originated these loans for our own portfolio, rather than for sale, and we generally service the loans we originate. We provide retail customers with alternatives for their borrowing needs by offering both fixed and adjustable rate products with various terms to maturity and pricing alternatives. We combine with our lending products underwriting standards limiting our exposure to credit risk which has resulted in minimum levels of delinquent and non-performing loans. We attract customers through our strong relationships with real estate agents, loan agents, reputation, pricing, walk-in customers and customers that apply on the internet.
  Retail Financial Services. We offer a wide array of deposit products and retail services for our customers. These products include checking, savings, money market accounts, certificates of deposit and retirement accounts. These are provided through a branch network of 35 locations, offering traditional branch locations and locations in retail stores, our call center which operates on extended hours, telephone bill payment services and internet based transaction services.
  Commitment to Cost Control. We are very effective at controlling our costs of operations. Using technology to increase productivity, lending and deposit support functions are centralized for efficient processing. Our retail orientation allows us to serve a broad range of customers through relatively few branch locations. Our average deposit base per traditional branch at September 30, 2003 was over $151.4 million. This allows us to service more customers through fewer branch locations, helping to control costs. Our single-family residential lending process, through reduced credit risk, allows us to service a large portfolio of loans at efficient levels because there is reduced costs with servicing a portfolio of performing loans.
  Strong Capital Position. Our policy has always been to protect the safety and soundness of Capitol Federal Savings through conservative credit and operational risk management, balance sheet strength, consistent earnings and sound operations. The end result of these activities is a capital ratio that is in excess of the well-capitalized standards set by the Office of Thrift Supervision. We believe that by maintaining a strong capital position we can best safeguard the long-term interests of the Company and stockholders.

Financial Condition

From September 30, 2003 to December 31, 2003, mortgage-related securities decreased $348.6 million primarily due to the high level of prepayments received on these securities. The prepayments were used to fund loan originations, purchase mortgage-related and investment securities, fund the withdrawals from deposits, prepay the other borrowings and remit escrows held on mortgage loans to local taxing entities. Deposits decreased $64.3 million, to $4.17 billion at December 31, 2003. The decrease in deposits occured primarily in the certificates of deposit portfolio. Equity decreased $19.1 million since September 30, 2003 primarily due to dividends paid of $25.1 million which was partially offset by net income of $4.6 million.

The following table presents selected balance sheet data for the Company at the dates indicated.

	Balance at
	December 31,	September 30,	Change from
	2003	2003	Prior Quarter
Selected Balance Sheet Data:
Total assets	$8,383,441	$8,582,816	($199,375)
Cash and cash equivalents	40,152	41,918	(1,766)
Loans receivable, net	4,337,117	4,307,440	29,677
Mortgage-related securities	2,595,541	2,944,174	(348,633)
Investment securities, HTM	1,144,850	1,022,412	122,438
Capital stock of FHLB	170,767	169,274	1,493
Deposits	4,173,585	4,237,889	(64,304)
FHLB advances	3,196,642	3,200,000	(3,358)
Borrowings, other	--	81,146	(81,146)
Stockholders' equity	957,323	976,445	(19,122)
Unrealized loss on AFS securities,
net of income taxes	(2,898)	(1,758)	(1,140)
Book value per share	$13.45	$13.75	($0.30)
Shares outstanding	71,160,324	71,027,675	132,649

Assets.  Total assets of the Company decreased $199.4 million from $8.58 billion at September 30, 2003 to $8.38 billion at December 31, 2003. The decrease was primarily due to a $348.6 million decrease in mortgage-related securities, partially offset by an increase of $122.4 million in investment securities and an increase in loans receivable of $29.7 million.

  Mortgage-related securities decreased $348.6 million, or 11.8%, from $2.94 billion at September 30, 2003 to $2.60 billion at December 31, 2003. The decrease was due primarily to principal repayments of $341.1 million and to a lesser extent $6.2 million of net premium amortization during the current quarter. The decrease was partially offset by current quarter purchases of fixed rate mortgage-related securities of $500 thousand with an average yield of 5.23%.
  Investment securities increased $122.4 million, from $1.02 billion at September 30, 2003 to $1.14 billion at December 31, 2003. The Bank purchased $150.0 million in callable agency bonds with an average yield of 5.92%, during the quarter ended December 31, 2003.
  The loan portfolio increased $29.7 million, or 0.69%, from $4.31 billion at September 30, 2003 to $4.34 billion at December 31, 2003. During the quarter, the Bank originated, refinanced and purchased loans totaling $280.1 million at an average yield of 5.15%. This volume of originations and purchases was offset by loan repayments of $242.9 million. Adjustable rate products comprised 43.0% of the $280.1 million originated and purchased during the quarter. The average yield on our loan portfolio decreased 6 basis points from 5.70% at September 30, 2003 to 5.64% at December 31, 2003.

Loans with rate modifications totaled $39.5 million for the three month period ended December 31, 2003, a decrease of $594.6 million, or 93.8%, compared to the same period one year ago. The average rate on loans modified during the three month period decreased 101 basis points from 6.49% to 5.48%. Modifications allow the customer to pay a fee to obtain current market rates without having to process a complete new loan application.

Loans that are refinanced represent loans that have been paid off with a new loan recorded to the same borrower. This process requires the complete underwriting of the loan. Refinanced loans totaled $46.9 million for the current quarter, a decrease of $115.4 million, or 71.1%, from the same period one year ago. The yield on loans refinanced for the three month period ended December 31, 2003 was 5.22%, 7 basis points higher than the average rate on total loan originations and purchases.

The following table presents the Company's loan portfolio at the dates indicated.

	December 31, 2003			September 30, 2003
	Amount	Yield	% of Total	Amount	Yield	% of Total

Real Estate Loans:
One- to four-family	$4,094,203	5.65%	93.30%	$4,069,197	5.71%	93.44%
Multi-family	36,453	6.70	0.83	38,464	6.74	0.88
Commercial	7,074	6.87	0.16	7,881	6.89	0.18
Construction and development	55,540	5.46	1.27	48,537	5.39	1.11
Total real estate loans	4,193,270	5.66	95.56	4,164,079	5.72	95.61

Consumer loans:
Savings loans	10,400	4.67	0.24	10,963	4.90	0.25
Home improvement	941	7.78	0.02	882	8.09	0.02
Automobile	3,326	8.34	0.08	3,798	8.36	0.09
Home equity	178,781	5.16	4.07	173,656	5.15	3.99
Other	1,476	10.34	0.03	1,547	10.49	0.04
Total consumer loans	194,924	5.24	4.44	190,846	5.26	4.39

Total loans receivable	4,388,194	5.64%	100.00%	4,354,925	5.70%	100.00%

Less:
Loans in process	30,963			27,039
Deferred fees and discounts	15,577			15,896
Allowance for losses	4,537			4,550
Total loans receivable, net	$4,337,117			$4,307,440

Other information:
Loans serviced for others	$698,628			$737,914

The following table presents loan origination, refinance, purchase, and modification activity and mortgage-related securities purchased for the periods indicated.

	For the Three Months Ended
	December 31, 2003
Fixed Rate	Amount	Yield	% of Total
Origination - one- to four-family	$ 98,313	5.76%	35.09%
Refinance - one- to four-family	31,633	5.64	11.29
Multi-family and commercial	--	-	0.00
Consumer loans	3,379	6.33	1.21
Purchased loans	26,434	4.98	9.44

Adjustable Rate
Origination - one- to four-family	50,972	4.40	18.20
Refinance - one- to four-family	15,263	4.36	5.45
Multi-family and commercial	3,750	6.61	1.34
Consumer loans	33,734	4.75	12.04
Purchased loans	16,653	4.16	5.94
Total originations and purchases	$280,131	5.15%	100.00%

Mortgage-related securities	$500	5.23%
Mortgage loan modifications	$39,546
  For the quarter ended December 31, 2003, we recorded an other than temporary impairment of our MSR of $503 thousand which reduced the gross carrying value of the MSR. The amount of the other than temporary impairment was determined by examining the rate of repayments on the related portfolio of serviced loans and comparing that to the amortization of the MSR recorded. The timing and amount of the excess repayments was used to determine the amount of the other than temporary impairment.

We measure MSR impairment by estimating the fair value of each stratum. An impairment allowance for a stratum is recorded when, and in the amount by which, its fair value is less than its gross carrying value. A recovery of the impairment allowance for a stratum is recorded when its fair value exceeds its net carrying value. For the quarter ended December 31, 2003, we recorded an additional allowance for the valuation of our MSR of $312 thousand. There were no recoveries during the current quarter. At December 31, 2003, the balance of the valuation allowance on MSR was $925 thousand.

The value of our MSR asset is subject to prepayment risk. Future expected net cash flows from servicing a loan in our servicing portfolio will not be realized if the loan pays off earlier than anticipated. None of the loans in our servicing portfolio contain penalty provisions for early payoff. Because of this, we will not receive a corresponding economic benefit if the loan pays off earlier than expected.
  The balance of non-performing loans continues to be low because of the underwriting standards we apply to loans we originate and purchase. At December 31, 2003 our ratio of non-performing loans to total loans was 0.17%, down from 0.21% at September 30, 2003. Non-performing loans include loans primarily either 90 days or more delinquent or in the process of foreclosure. Loans 90 days or more delinquent have decreased approximately $1.2 million, while loans in various stages of foreclosure have also reflected a decrease since September 30, 2003 of $554 thousand. Real estate owned increased from $4.0 million at September 30, 2003 to $4.9 million at December 31, 2003. The balance of one- to four-family real estate owned is represented by 48 properties totaling $4.7 million, or an average balance of approximately $97 thousand at December 31, 2003 up from $91 thousand at September 30, 2003. Loans 30 to 89 days delinquent, which are not reported as non-performing loans, have decreased approximately 16.0% since September 30, 2003.

The risk that the balance of our non-performing loans may increase is primarily driven by the state of the local economies in which we lend. In most of our market areas, the economy has continued to be generally stable. Other risks to our loan portfolio remained largely unchanged from September 30, 2003, as property values have generally maintained or increased in value.

The following table presents the Company's non-performing loans, including non-accrual loans and real estate owned, at the dates indicated.

	December 31,	September 30,
	2003	2003
Asset Quality Information:
Non-performing loans	$7,226	$8,944
Real estate owned	4,933	4,046
Asset Quality Ratios:
Non-performing assets to total assets at
end of period	0.15%	0.15%
Non-performing loans to total loans	0.17%	0.21%
Allowance for loan losses to non-
performing loans	62.79%	50.87%
Allowance for loan losses to loans
receivable, net	0.10%	0.11%
  The allowance for loan losses as a percentage of non-performing loans was 62.79% at December 31, 2003, compared to 50.87% at September 30, 2003. The increase in the ratio of allowance for loan losses to non-performing loans primarily resulted from the decrease in non-performing loans. Non-performing loans decreased $1.7 million, or 19.2% from September 30, 2003. There was no addition to the allowance for loan losses during the quarter. Net charge-offs year-to-date of $13 thousand represent 0.10% of average non-performing assets and less than 0.01% of the average outstanding balance of loans receivable.

The following table presents the Company's activity for the allowance for loan losses at the dates and for the periods indicated.

	For the Three Months Ended
	December 31,
	2003	2002
Allowance for loan losses:
Beginning balance	$4,550	$4,825
Losses charged against the allowance:
One- to four-family loans	14	18
Multi-family loans	--	--
Commercial and other loans	--	--
Consumer loans	21	47
Total charge-offs	35	65
Recoveries	22	6
Provision charged to expense	--	--
Ending balance	$4,537	$4,766

Liabilities and Stockholders' Equity:  Deposits, the largest component of liabilities, decreased $64.3 million from September 30, 2003. The decrease in deposits was primarily a result of a decrease in the balance of certificates of deposit. Other borrowings were completely paid off as of October 1, 2003 which resulted in a decrease of $81.1 million from September 30, 2003. The ending balance of advances from the FHLB decreased by $3.4 million due to the fair value adjustment recorded on the interest rate swap agreements entered into during the quarter ended December 31, 2003. Stockholders' equity decreased $19.1 million primarily as a result of dividends paid of $25.1 million partially offset by net income of $4.6 million.

  From September 30, 2003 to December 31, 2003, deposits decreased $64.3 million, or 1.5%, to $4.17 billion. The decrease was due to a decrease in certificates of $77.5 million, or approximately 2.8% of the balance of certificates at September 30, 2003. Although the Bank continues to be competitive in its markets with the rates that it offers on these accounts, maturing certificates generally have rates that are higher than those currently being offered and not all customers are reinvesting those dollars into certificates at current rates. Customers, in some cases, may be seeking higher yielding investments that are not be backed by FDIC insurance. The decrease in certificates was partially offset by increases in demand deposit and money market accounts of $9.9 million and $4.3 million, respectively. The decrease in deposits was funded with proceeds from the repayment of mortgage loans and mortgage-related securities.

The table below presents the Company's savings portfolio at the dates indicated.

	At			At
	December 31, 2003			September 30, 2003
		Average	% of		Average	% of
	Amount	Cost	Total	Amount	Cost	Total

Demand deposits	$ 384,356	0.22%	9.21%	$ 374,506	0.26%	8.84%
Passbook & passcard	118,575	0.65	2.84	119,532	0.65	2.82
Money market select	932,551	1.27	22.34	928,260	1.28	21.90
Certificates	2,738,103	3.01	65.61	2,815,591	3.20	66.44
Total deposits	$ 4,173,585	2.30%	100.00%	$ 4,237,889	2.45%	100.00%

The following table presents deposit activity for the periods indicated.

	For the Three Months Ended
	December 31,
	2003	2002
Deposit activity:
Opening balance	$ 4,237,889	$ 4,391,874
Deposits	1,572,856	1,496,596
Withdrawals	1,659,052	1,595,452
Interest credits	21,892	31,034
Ending balance	$ 4,173,585	$ 4,324,052

Net decrease	$ (64,304)	$ (67,822)
  The decrease in the balance of other borrowings was due to the Company paying off the balance of the loans on October 1, 2003 utilizing a capital distribution from the Bank of $81.0 million.

  Total stockholders' equity decreased $19.1 million, or 2.0%, from $976.4 million at September 30, 2003, to $957.3 million at December 31, 2003. At December 31, 2003, book value per share was $13.45 compared to $13.75 at September 30, 2003. Our equity to assets ratio was 11.42% at December 31, 2003, compared to 11.38% at September 30, 2003. The annualized return on average equity was 1.90% for the three months ended December 31, 2003.

The decrease in the balance of stockholders' equity was due primarily to dividends paid of $25.1 million comprised of a quarterly dividend of $0.50 per share, or $9.6 million, and a year-end dividend of $0.81 per share, or $15.5 million, partially offset by net income of $4.6 million.

Additionally, the balance of unearned compensation related to the ESOP increased by $460 thousand. The net increase reflects cash received by the ESOP trust as a result of the year-end dividend that has not yet been distributed to participants in the ESOP. The amount of the additional ESOP benefits to participants will be determined by the actual dividends paid by the Company during the fiscal year. As dividends are paid, the expense for the distribution of the excess cash is recorded with a liability accrued for the amount payable to participants. At the time the payout is made, the balance of the unearned ESOP compensation will be decreased by the amount of the payout to the participants. The payout to participants is expected to be made during the first quarter of fiscal year 2005.

The total number of treasury shares at December 31, 2003 was 18,118,989, with 73,393,298 voting shares outstanding. The current stock repurchase plan has 1,536,102 shares authorized and 688,811 repurchased through December 31, 2003.

Shares owned by Capitol Federal Savings MHC ("MHC") total 52,192,817. MHC is the majority stockholder of the Company, owning 71.2% of the stock of the Company at December 31, 2003. MHC has, to date, waived its right to receive dividends from the Company. As a result, the Company has only paid dividends on shares not held by MHC.
	As of December 31, 2003
	Average for the Quarter Ended	End of Period
Share Information (not rounded):
Basic shares	71,083,033	71,160,324
Unallocated shares in Employee
Stock Option Plan	2,015,836	1,965,974
Unvested shares in Recognition
and Retention Plan	264,109	267,000
Total voting shares outstanding	73,362,978	73,393,298
Diluted shares	72,644,118
Treasury stock	18,149,309	18,118,989
Basic shares less shares held by MHC	18,890,216	18,967,507

Comparison of Operating Results for the Three Months Ended December 31, 2003 and 2002

General.  For the three months ended December 31, 2003, the Company recognized net income of $4.6 million, compared to net income of $29.2 million for the three months ended December 31, 2002, a decrease of $24.6 million, or 84.2%. The decrease in net income was directly related to the decrease in the net interest margin and a decrease in the amount of gain on mortgage loans sold due to the fact we did not sell any mortgage loans during the current quarter. The decrease in the net interest margin is due more to the rapid decline in yields on interest-earning assets than the decline in the cost of interest-bearing liabilities. The low interest rate environment experienced during the majority of 2003 resulted in high levels of prepayments, refinancing and modification of our mortgage-related assets. Our interest-bearing liabilities did not reprice at the same pace as our interest-earning assets due to the composition of our interest-bearing liabilities.

The Company's efficiency ratio for the quarter ended December 31, 2003 was 71.91% compared to 27.45% for the quarter ended December 31, 2002. The increase in the efficiency ratio was a result of the decrease in the net interest margin and other income and the increase in other expense. The efficiency ratio measures a financial institution's operating expense as a percent of its net interest margin and its other income. A lower value indicates that a financial institution is generating revenue with a lower level of expense. However, another measure of a financial institution's ability to operate efficiently is the ratio of operating expense to total average assets. The Company's operating expense ratio for the quarter ended December 31, 2003 was 0.93%, compared to 0.83% one year ago.

The following table presents average balance information for the periods indicated.

	Average Balances for the
	Quarter Ended December 31,		Change From Prior Period
	2003	2002	Amount	Percent
Selected Balance Sheet Data:
Total assets	$8,479,860	$8,756,197	$ (276,337)	(3.16)%
Loans receivable	4,327,067	4,690,341	(363,274)	(7.75)
Mortgage-related securities	2,770,933	3,029,759	(258,826)	(8.54)
Investment securities	1,085,941	541,099	544,842	100.69
Cash and cash equivalents	7,260	220,014	(212,754)	(96.70)
Capital stock of FHLB	169,290	164,427	4,863	2.96
Deposits	4,187,306	4,342,209	(154,903)	(3.57)
FHLB advances	3,229,290	3,228,804	486	0.02
Borrowings, other	--	96,231	(96,231)	(100.00)
Stockholders' equity	970,223	987,544	(17,321)	(1.75)

The following table presents average rate information for the periods indicated.

	For the Three Months Ended
	December 31,
	2003	2002
Average Yield and Cost During Period: (annualized)
Loans receivable	5.71%	7.05%
Mortgage-related securities	3.29	4.97
Investment securities	3.69	4.92
Cash and cash equivalents	0.91	1.48
Capital stock of FHLB	3.50	3.75
Average yield on interest-earning assets	4.60	5.99
Deposits	2.37	3.27
FHLB advances	6.00	6.10
Borrowings, other	--	3.92
Average cost of interest-bearing liabilities	3.95	4.47

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing quarter ended December 31, 2003 to quarter ended December 31, 2002. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate, (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year, and (3) changes due to both rate and volume, which are changes in the average balance multiplied by the change in the average rate.

	Quarter Ended December 31,
	2003 vs. 2002
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total

Interest-earning assets:
Loans receivable, net	$ (6,414)	$ (15,702)	$ 1,220	$ (20,896)
Mortgage-related securities	(3,217)	(12,718)	1,087	(14,848)
Investments	6,699	(1,663)	(1,675)	3,361
Cash and cash equivalents	(796)	(319)	308	(807)
Capital stock of Federal Home
Loan Bank	45	(101)	(3)	(59)
Total interest-earning assets	$ (3,683)	$ (30,503)	$ 937	(33,249)

Interest-bearing liabilities:
Savings deposits	$ 25	$ (89)	$ (9)	(73)
Demand and NOW deposits	511	(1,355)	(165)	(1,009)
Certificate accounts	(3,149)	(7,214)	723	(9,640)
Borrowings	(1,256)	(333)	10	(1,579)
Total interest-bearing liabilities	$ (3,869)	$ (8,991)	$ 559	(12,301)

Net interest income				$ (20,948)

Net Interest and Dividend Income.  Net interest and dividend income for the three months ended December 31, 2003 was $21.5 million, a decrease of $20.9 million, or 49.3%, from the same period last year. The net interest margin for the quarter decreased 93 basis points to 1.03% from 1.96% from the same quarter one year ago. The decrease in net interest and dividend income was primarily due to a decrease in the amount of interest and dividend income, partially offset by the decrease in total interest expense.

Interest and Dividend Income.  The amount of total interest and dividend income recorded for the quarter was $96.2 million, a decrease of $33.2 million, or 25.7%, from $129.4 million recorded one year ago. Interest and dividend income decreased primarily due to a decrease in interest on loans and mortgage-related securities caused by a decrease in the average yield on interest-earning assets from the same period one year ago. The decrease in loans and mortgage-related securities was partially offset by an increase in interest on investment securities. The decrease in interest and dividend income was also due, to a lesser extent, to a change in the mix of these assets. The average yield on interest-earning assets was 4.60%, a decrease of 139 basis points from one year ago.

  Interest on loans decreased from $82.7 million for the three months ended December 31, 2002 to $61.8 million for the three months ended December 31, 2003. This decrease of $20.9 million was primarily the result of the decrease in the average yield on loans and to lesser extent a decrease in the average balance of loans receivable. The average yield on loans decreased 134 basis points to 5.71% for the quarter ended December 31, 2003 from 7.05% one-year ago. The decrease in the yield on the loan portfolio was due to both lower origination rates compared to one year ago and the reduction in rates on mortgages held in our portfolio as a result of loan modifications. The average balance of loans receivable decreased $363.3 million to $4.33 billion for the three months ended December 31, 2003, compared to the same period one year ago. The decrease in the average balance of loans receivable was due to mortgage loan sales and mortgage loan prepayments primarily during the first quarter of fiscal year 2003. The proceeds were used to fund loan originations, purchase mortgage-related securities and investment securities and fund the withdrawal of deposits. For the quarter ended December 31, 2003, the average balance of our loan portfolio comprised 51.8% of average interest-earning assets, down from 54.3% for the same period one year ago.
  Interest income on mortgage-related securities decreased $14.8 million to $22.8 million for the quarter ended December 31, 2003. The decrease was due primarily to a decrease in the average yield of 168 basis points from the quarter ended December 31, 2002 and to a lesser extent a decrease in the average balance of mortgage-related securities. The decrease in the yield was primarily caused by the high level of prepayments received on these securities, requiring that we amortize the net premium against earnings at a faster rate than we expected at the time of purchase. During the quarter, the Bank recorded $6.2 million in the amortization of these net premiums compared to $2.5 million of amortization in the same period one year ago. The prepayments of these higher yielding securities were reinvested into investment securities and mortgage-related securities. The mortgage-related securities purchased had lower yields than those securities that prepaid. A portion of the mortgage-related securities purchased over the past year were adjustable-rate. It is anticipated that at the time the adjustable rate mortgage-related securities become eligible to reprice that they will reprice upward and provide a greater yield than realized during their initial period. For the quarter ended December 31, 2003, the average balance of our mortgage-related securities portfolio comprised 33.1% of average interest earning assets, down from 35.0% for the same period one year ago.
  Interest income on investment securities increased $3.3 million from $6.7 million for the quarter ended December 31, 2002 to $10.0 million for the quarter ended December 31, 2003. This increase was due primarily to an increase in the average balance of $544.8 million, partially offset by a decrease in the average yield of 123 basis points from the quarter ended December 31, 2002. The increase in the average balance was due to the purchase of investments securities funded by proceeds from prepayments on mortgage loans and mortgage-related securities and mortgage loan sales. The yield decreased primarily due to the purchase of short-term agency bonds during December 2002. For the quarter ended December 31, 2003, the average balance of our investment securities portfolio comprised 13.0% of average interest-earning assets, up from 6.3% for the same period one year ago.

Interest Expense.  Interest expense decreased for the quarter ended December 31, 2003 to $74.6 million, down $12.3 million, or 14.1%, from the same period one year ago. The decrease in interest expense was primarily due to a decrease in the average cost on interest bearing liabilities from the same period one year ago. To a lesser extent the decrease in interest expense was also due to a decrease of $250.6 million in the average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities was 3.95%, down 52 basis points from one year ago. The decrease in the average cost was due primarily to the decrease of 90 basis points in the cost of deposits and to a lesser extent, the impact of the interest rate swap agreements entered into in December 2003.

  For the quarter ended December 31, 2003 interest expense on deposits was $25.0 million compared to $35.7 million for the quarter ended December 31, 2002, a decrease of $10.7 million. The primary reason for the decrease in interest expense on deposits was due to a decrease in the average rate paid on deposits of 90 basis points from the same quarter one year ago and to a lesser extent, the decrease in the average balance of deposits of $154.9 million from December 31, 2002. Specifically, the decrease in the average rate paid and the decrease in the average balance of certificates of deposit explain the overall decrease in deposits. The average rate on certificates decreased 94 basis points to 3.10% from the same period one year ago. The average balance of certificates decreased $307.5 million from December 31, 2002 to $2.76 billion at December 31, 2003.
  Interest expense on borrowings for the quarter ended December 31, 2003 was $49.7 million compared to $51.2 million for the quarter ended December 31, 2002. The decrease in interest expense on borrowings was primarily due to a decrease in the average balance of borrowings and to a lesser extent a decrease in the average rate paid on borrowings. The average balance of borrowings for the quarter ended December 31, 2003 was $3.23 billion compared to $3.33 billion for the quarter ended December 31, 2002, a decrease of $95.7 million, or 2.9%. The average balance of borrowings decreased primarily as a result of the Company's prepayment on its other borrowing. The average cost of borrowings for the quarter ended December 31, 2003 was 6.00%, down 4 basis points from the quarter ended December 31, 2002 due largely to entering into the interest rate swap agreements.

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

Other Income.  During the quarter, other income was $5.9 million, down $17.5 million, over the same period one year ago. The decrease was primarily the result of the Bank not selling mortgage loans during the current quarter compared to the same quarter one year ago when the Bank sold most of its conforming new originations and modifications of single-family fixed rate mortgage loans which resulted in a gain of $17.2 million.

Other Expense.  Total other expense increased $1.6 million to $19.7 million for the quarter ended December 31, 2003 compared to $18.1 million for the same period in 2002. The change over the previous year was primarily due to increases in compensation expense and other expenses, offset by a decrease in deposit and loan transaction fees. Compensation expense increased primarily due to an increase in ESOP compensation expense related to the increase in our stock price. Other expenses, net, increased due to impairment charges on MSR.

Income Tax Expense.  Income tax expense decreased from $18.6 million for the quarter ended December 31, 2002, to $3.1 million for the quarter ended December 31, 2003. The effective tax rate for the quarter was 40.4%. The change in the effective rate represents an increase of 142 basis points from the effective rate for the same period, one year ago. The increase in the tax rate is primarily due to non-deductible expenses associated with the market value adjustment on ESOP shares. The decrease in the amount of income tax expense was a direct result of decreased earnings partially offset by the increase in the tax rate.

The following table presents performance ratios for the periods indicated.

	For the Three Months Ended
	December 31,
	2003	2002
Performance Ratios:
Return on average assets (annualized)	0.22%	1.33%
Return on average equity (annualized)	1.90	11.81
Average interest rate spread during
the period	0.65	1.52
Net interest margin	1.03	1.96
Efficiency ratio (annualized)	71.91	27.45
Capital Ratios:
Equity to total assets at end of period	11.42%	11.22%
Average equity to average assets	11.44%	11.28%
Ratio of earning assets to costing
Liabilities	1.13	1.13

The following table presents rate information at the dates indicated.

	December 31,	September 30,
	2003	2003
Average Yield / Cost at End of Period: (annualized)
Loans receivable	5.64%	5.70%
Mortgage-related securities	3.46	2.99
Investment securities	3.80	3.52
Deposits	2.30	2.45
FHLB advances	5.51	6.14
Borrowings, other	--	3.19

Liquidity and Commitments

The Bank's liquidity, represented by cash and cash equivalents, mortgage-related securities available for sale and short-term investment securities is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, FHLB advances, prepayments on and maturities of outstanding loans and mortgage-related securities, other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and short-term investments are relatively predictable sources of funds, deposit flows and loans and mortgage-related securities prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, we invest excess funds in short-term interest-earning assets, which provide additional control over liquidity levels to help meet operating requirements.

FHLB advances have been used to provide funds for lending and investment activities. FHLB lending guidelines have borrowing limits based upon their underwriting standards. At December 31, 2003, the Bank's ratio of advances to total assets, as reported to the Office of Thrift Supervision (the "OTS"), was 38.0%. Advances totaling up to 40 percent of total assets are allowed based upon a blanket pledge agreement and quarterly reporting to FHLB. Advances in excess of 40 percent of assets, but not exceeding 45 percent of total assets, may be approved by the President of FHLB based upon a review of documentation supporting the use of the advances. Advances in excess of 45 percent of total assets must be approved by the board of FHLB. In the past, the Bank has utilized convertible advances. Some advances have converted to fixed rate advances with the conversion option not exercised by FHLB. The Bank does not currently have authority to borrow from FHLB in excess of 40 percent of total assets. The Bank could utilize other sources for liquidity than FHLB and has done so in the past. Using other sources for liquidity is not currently contemplated by the Bank.

Liquidity management is both a daily and long-term function of our business management. Excess liquidity is generally invested in short-term investments such as overnight deposits or U.S. agency securities. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of investment and mortgage-related securities.

Off Balance Sheet Arrangements

The Company, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities. Commitments include, but are not limited to:

  the origination, purchase or sale of loans,
  the purchase or sale of investment and mortgage-related securities, fulfillment of commitments under letters-of-credit, extensions of credit on home equity loans and construction loans, terms and conditions of operating leases, and
  funding withdrawals of savings accounts at maturity.

At December 31, 2003 our commitments were:

  approved loan originations and purchase commitments outstanding totaling $104.9 million.
  the unadvanced portion of construction loans totaling $31.0 million.
  unused home equity lines of credit totaling $266.9 million.
  outstanding standby letters of credit totaling $6 thousand.
  certificates of deposit scheduled to mature in one year or less totaling $1.41 billion.

We anticipate that we will continue to have sufficient funds, through repayments and maturities, deposits, and borrowings, to meet our current commitments.

As discussed in Note 6 of the consolidated interim financial statements, the Bank entered into interest rate swap agreements during December 2003. The Bank is utilizing the interest rate swap agreements to effectively reduce the interest expense associated with the FHLB advances. Under the agreements, we pay a variable rate of interest to the counterparties while they pay us a fixed rate of interest. The net benefit of the interest rate swap during the quarter ended December 31, 2003 was $853 thousand. The counterparties with whom we have entered into the interest rate swap agreements are rated as AA- or higher per our internal policies. The counterparties have different collateralization levels. Counterparties to the interest rate swaps require collateral for their exposure to the Bank not being able to meet its future obligations under the terms of the interest rate swap agreements. This would generally occur when the one month LIBOR rate plus the applicable margin exceeds the fixed rate the counterparty is paying. The exposure is estimated daily by calculating a value for the swap on a net settlement basis. When the valuation indicates that the Bank has a future obligation to the counterparty, we may be required to post collateral sufficient to satisfy the counterparty's exposure. When required, the collateral pledged to the counterparty would be restricted and not available for sale. The Bank was not required to post collateral as of December 31, 2003. If the future obligation indicates that the Bank has a net receivable from the counterparties, the Bank could have a certain level of exposure to the extent the counterparties are not able to satisfy their obligations to the Bank.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the current interim period.

Contractual Obligations. We have entered into certain long-term debt, interest rate swap and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations

The following table summarizes our contractual obligations with regard to our long-term debt and lease agreements as of September 30, 2003 and our interest rate swap agreements as of December 31, 2003. Actual maturities of the advances may differ from scheduled maturities as FHLB has the right to convert certain advances from fixed to floating rate. Under the interest rate swap agreements, the Bank receives a fixed rate and pays a variable rate tied to the one month LIBOR.

	Maturity Range

		Less than	1 - 3	4 - 5	After
	Total	1 year	years	years	5 years

Operating leases	$ 5,006	$ 672	$ 1,049	$ 791	$ 2,494

FHLB Advances	$ 3,200,000	--	--	$ 225,000	$ 2,975,000
Weighted average rate	6.14%	--	--	5.68%	6.17%

Interest rate swaps	$ 800,000	--	--	$ 225,000	$ 575,000
Weighted average pay-rate	3.63%	--	--	3.56%	3.66%
Weighted average receive-rate	6.16%	--	--	5.68%	6.35%

Capital

Consistent with our goals to operate a sound and profitable financial organization, we actively seek to maintain the Bank as a "well capitalized" institution in accordance with regulatory standards. Total equity for the Bank was $860.9 million at December 31, 2003, or 10.3% of its total assets on that date. As of December 31, 2003, the Bank exceeded all capital requirements of the OTS. The following table presents the Bank's regulatory capital ratios at December 31, 2003 based upon regulatory guidelines.

	Bank	Regulatory
	Ratios	Requirement
Tangible equity	10.3%	2.0%
Tier I (core/leverage) capital	10.3%	5.0%
Tier I risk-based capital	26.7%	6.0%
Total risk-based capital	26.8%	10.0%

The ability of the Company to pay dividends to its shareholders is based upon the ability of the Bank to make capital distributions to the Company. Under OTS safe harbor regulations, the Bank may distribute to the Company capital not exceeding net income for the current calendar year and the prior two calendar years. Through September 30, 2003, the Bank operated under a waiver to the safe harbor regulation as a direct result of its modified dutch auction tender offer, completed in October 2001. Under OTS regulations, because the stock of the Bank was used to secure the loan, the proceeds of which were used to fund the purchase of shares tendered, the Bank received the proceeds of the loan. The Bank then had to distribute the proceeds to the Company. Because the proceeds of the loan and the recurring capital distributions of earnings were in excess of the safe harbor limits, the Bank has requested and received waivers since then to distribute capital to the Company.

In August 2003, the Bank received OTS approval to pay a capital distribution of $81.0 million from the Bank to the Company. The funds from the capital distribution were used to prepay the loans related to the modified dutch auction tender offer on October 1, 2003. As a result of the capital distribution, the Bank began a new time period under which waivers of capital distributions to the Company will be needed from the OTS. By prepaying the loan, the Company has increased its flexibility to meet its cash flow needs. The current waiver period will lapse on December 31, 2005. The Bank can not move earnings to the Company unless it continues to receive waivers from the OTS to the safe harbor regulation. Currently, the Bank has authorization from the OTS to move earnings from the Bank to the Company through the quarter ending June 30, 2004. Since the Bank maintains excess capital, operates in a safe and sound manner and complies with the interest rate risk management guidelines of the OTS, it is management's belief that we will be able to continue to receive waivers to pay, from the Bank to the Company, the earnings of the Bank. At December 31, 2003, the Company had a cash balance of $75.9 million.

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

For a complete discussion of the Company's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company's portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk" in the Company's Annual Report to Stockholders for the year ended September 30, 2003, attached as Exhibit 13 to the Company's Annual Report on Form 10-K for the year ended September 30, 2003.

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

The following tables set forth the estimated percentage change in our net interest income over the next four-quarter period and our market value of portfolio equity at December 31, 2003 and September 30, 2003, based on the indicated instantaneous, parallel and permanent changes in interest rates. The tables indicate the effects of the change in interest rates on the portfolios of assets and liabilities of the Bank as of December 31, 2003, as loans, mortgage-related securities, investment securities, interest rate swaps and deposits mature, reprice or repay. These are, however, not the earnings expectations of management, but instead indicate what would happen without management intervention.

The increased sensitivity to changes in interest rates and earnings, from September 30, 2003 to December 31, 2003, are reflective of the effect that the interest rate swaps have on our balance sheet to changes in interest rates.

At December 31, 2003
	Estimated Change in
Change	Net Interest	Market Value
(in Basis Points)	Income	of Portfolio
in Interest Rates(1)	(next four quarters)	Equity
-300 bp	n/m(2)	n/m(2)
-200 bp	n/m(2)	n/m(2)
-100 bp	-1.35	-8.8
0 bp	0	0
100 bp	-6.95	-3.9
200 bp	-16.29	-14.8
300 bp	-29.15	-28.6

At September 30, 2003
	Estimated Change in
Change	Net Interest	Market Value
(in Basis Points)	Income	of Portfolio
in Interest Rates(1)	(next four quarters)	Equity
-300 bp	n/m(2)	n/m(2)
-200 bp	n/m(2)	n/m(2)
-100 bp	-7.91	-18.1
0 bp	0	0
100 bp	-1.68	3.8
200 bp	-5.55	-0.09
300 bp	-12.02	-9.3

(1) Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

(2) Not meaningful, some market rates would compute to a rate less than zero percent.

Changes in portfolio composition.  The following tables provide information regarding the fixed and adjustable rate composition of our investment and mortgage-related securities, loan and certificate of deposit portfolios as well as the change in composition of these portfolios from September 30, 2003 to December 31, 2003. Also presented is the maturity and conversion option information, by fiscal year, for our FHLB advances.

Our investment and mortgage-related securities portfolios became slightly more rate sensitive with the fixed rate component increasing by $69.5 million and the adjustable rate component decreasing by $293.9 million. Overall, fixed rate securities comprise 46.1% of these portfolios at December 31, 2003 compared to 41.7% at September 30, 2003. The mortgage-related securities added during the period had a remaining average life of 6.72 years, at the time of purchase. The current average remaining life of the fixed rate mortgage-related securities is 4.48 years.

Our loan portfolio remains heavily weighted in fixed rate loans. Fixed rate loans comprised 71.4% of total loans at December 31, 2003 which was largely unchanged from September 30, 2003. The balance of fixed rate loans increased $20.1 million and adjustable-rate loans increased in balance by $13.1 million over the three month period. Because of the increase in both fixed and adjustable rate loans and the increase in the portfolio of loans as a whole, the relative mix of loan types remained unchanged.

During December 2003, the Bank entered into interest rate swap agreements with a notional amount of $800.0 million to assist with the management of interest rate risk associated with the fixed rate FHLB advances. The Bank pays a variable rate of interest indexed to the one month LIBOR to counterparties and receives interest matching the hedged fixed rate FHLB advances. As a result of the interest rate swaps, the interest rate on the hedged FHLB advances was effectively reduced from 6.16% to 3.63% at December 31, 2003.

Our certificates of deposits decreased from September 30, 2003 to December 31, 2003 by $77.5 million and the average cost dropped 19 basis points between the two reporting dates. Certificates maturing in one-year or less are $1.4 billion, and the average cost of those certificates is 2.66% at December 31, 2003.

The following table presents the distribution of our loan portfolio at the dates indicated.

	December 31, 2003		September 30, 2003
	Amount	Yield	Amount	Yield

Fixed-Rate Loans:
One- to four- family real estate	$ 3,028,844	5.98%	$ 3,005,475	6.03%
Other real estate	79,509	6.28	81,210	6.32
Non real estate	25,584	6.99	27,122	7.16
Total fixed-rate loans:	3,133,937	6.00	3,113,807	6.05

Adjustable-Rate Loans:
One- to four- family real estate	1,065,359	4.70	1,063,722	4.82
Other real estate	19,558	4.90	13,672	4.44
Non real estate	169,340	4.97	163,724	4.94
Total adjustable-rate loans	1,254,257	4.74	1,241,118	4.83
Total Loans	4,388,194	5.64%	4,354,925	5.70%

Less:
Loans in process	30,963		27,039
Deferred fees and discounts	15,577		15,896
Allowance for loan losses	4,537		4,550
Total loans receivable, net	$ 4,337,117		$ 4,307,440

The following table presents the distribution of our investment and mortgage-related securities portfolios at the dates indicated.

	December 31, 2003			September 30, 2003
	Balance	Rate	Yield	Balance	Rate	Yield
Fixed Rate Investments
Agency bonds	$ 1,144,850	4.73%	3.81	$ 1,022,412	4.55	3.52%
Mortgage-backed securities, at cost	564,915	4.71	4.78	610,717	4.78	4.78
Mortgage-related securities, at cost	16,770	7.26	6.84	23,879	7.25	6.90
Total fixed rate investments	1,726,535	4.75	4.16	1,657,008	4.68	4.03

Adjustable Rate Investments
Mortgage-backed securities, at cost	2,017,604	4.29	3.06	2,311,247	4.35	2.46
Mortgage-related securities, at cost	920	3.35	6.80	1,163	3.59	8.40
Total adjustable rate investments	2,018,524	4.29	3.06	2,312,410	4.35	2.46
Total investments, at cost	$ 3,745,059	4.50%	3.56%	$ 3,969,418	4.49%	3.12%

The following table presents the maturity of certificates of deposit at the dates indicated.

	December 31, 2003		September 30, 2003
	Amount	Rate	Amount	Rate
Certificates maturing within
0 to 3 months	$ 515,953	2.96%	$ 583,754	3.05%
3 to 6 months	317,211	2.59	487,905	3.08
6 months to one year	577,879	2.42	578,237	2.67
One year to two years	690,817	3.17	543,863	3.26
After two years	636,243	3.61	621,832	3.86
Total certificates maturing	$ 2,738,103	3.01%	$ 2,815,591	3.20%

The following table presents the maturity and conversion option of FHLB advances at par. The balance of non-convertible advances excludes a $(3.4) million market value adjustment.

Conversion	Maturity by Fiscal Year
option by	2008		2009		2010		Total
Fiscal Year:	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
2004	$ --	--	$ 725,000	5.60	$ --	--	$ 725,000	5.60
2005	--	--	--	--	1,075,000	6.45	1,075,000	6.45
Non-convertible	225,000	5.68	--	--	1,175,000	6.27	1,400,000	6.17
Total	$ 225,000	5.68%	$ 725,000	5.60%	$ 2,250,000	6.35%	$3,200,000	6.14%

Item 4. Controls and Procedures

An evaluation of Capitol Federal Financial's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, the "Act") as of December 31, 2003, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.  Defaults Upon Senior Securities
Not applicable
<Index>

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders for the fiscal year ended September 30, 2003, held January 27, 2004, two matters were presented to shareholders. Shareholders elected John B. Dicus and Jeffrey R. Thompson to three-year terms as directors. Shareholders also ratified the appointment of Deloitte & Touche LLP as auditors for the fiscal year ending September 30, 2004. The votes cast as to each matter are set forth below:

Proposal	Number of Votes
			Broker
	For	Withheld	Non-Votes
Election of the following directors for the terms
Indicated
John B. Dicus (three years)	69,747,963	1,177,494	_
Jeffrey R. Thompson (three years)	70,455,647	469,810	_

The following directors had their term of office
continue after the meeting:
Robert B. Maupin
Carl W. Quarnstrom
Marilyn S. Ward
B.B. Andersen
John C. Dicus
Proposal	Number of Votes
				Broker
	For	Against	Abstain	Non-Votes
Ratification of Deloitte & Touche LLP
as auditors.	70,346,382	420,444	158,632	_

<Index>

Item 5.  Other Information
Not applicable
<Index>

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1 [302 Certification of Chief Executive Officer]

Exhibit 31.2 [302 Certification of Chief Financial Officer]

Exhibit 32 [906 Certification]

(b) Reports on Form 8-K

On October 30, 2003, the Company filed a current report on Form 8-K containing a press release announcing a cash dividend of $0.50 per share on outstanding CFFN common stock payable on November 21, 2003 to stockholders of record as of the close of business on November 7, 2003.

On November 12, 2003, the Company filed a current report on Form 8-K containing a press release announcing financial results for the fiscal year and fiscal quarter ended September 30, 2003 and a press release announcing a special year-end cash dividend of $0.81 per share, payable on December 5, 2003 to holders of record on November 21, 2003.

On December 17, 2003, the Company filed a current report on Form 8-K containing a press release dated December 16, 2003, announcing that it entered into interest rate swap agreements with a notional amount of $800 million.

<Index>

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL

Date:   February 4, 2004                                     By:   /s/ John B. Dicus
                                                                                     John B. Dicus, President and
                                                                                     Chief Executive Officer

Date:   February 4, 2004                                   By:   /s/ Neil F. M. McKay
                                                                                     Neil F.M. McKay, Executive Vice President
                                                                                     and Chief Financial Officer

<Index>