Form 10-Q
period 2004-03-31
CAPITOL FEDERAL FINANCIAL
filed 2004-05-05
CIK 1074433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

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

Common Stock 73,794,012
Class Shares Outstanding
as of April 30, 2004

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except per share data and amounts)
	March 31,	September 30,
	2004	2003
ASSETS:
Cash and cash equivalents	$89,859	$41,918
Investment securities held-to-maturity, at cost (market value of $760,238
and $1,046,693)	738,790	1,022,412
Mortgage-related securities:
Available-for-sale, at market (amortized cost of $1,650,036 and $2,131,553)	1,657,337	2,128,721
Held-to-maturity, at cost (market value of $1,347,577 and $821,603)	1,332,901	815,453
Loans receivable held for sale, net	1,195	4,257
Loans receivable, net	4,367,465	4,307,440
Mortgage servicing rights, net	3,704	5,600
Capital stock of Federal Home Loan Bank, at cost	172,254	169,274
Accrued interest receivable	41,463	41,937
Premises and equipment, net	25,462	26,509
Real estate owned, net	4,569	4,046
Income taxes receivable	6,219	10,537
Other assets	25,150	4,712
TOTAL ASSETS	$8,466,368	$8,582,816

LIABILITIES:
Deposits	$4,144,842	$4,237,889
Advances from Federal Home Loan Bank	3,218,321	3,200,000
Other borrowings, net	53,270	81,146
Advance payments by borrowers for taxes and insurance	32,878	38,935
Deferred income taxes payable, net	13,432	8,346
Accounts payable and accrued expenses	32,211	40,055
Total Liabilities	7,494,954	7,606,371

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares
authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 shares authorized; 91,512,287
shares issued as of March 31, 2004 and September 30, 2003	915	915
Additional paid-in capital	408,472	401,745
Retained earnings	875,537	896,015
Accumulated other comprehensive income (loss)	4,532	(1,758)
Unearned compensation, Employee Stock Ownership Plan	(21,831)	(21,875)
Unearned compensation, Recognition and Retention Plan	(531)	(1,599)
Less shares held in treasury (17,820,420 and 18,203,228 shares as of
March 31, 2004 and September 30, 2003, at cost)	(295,680)	(296,998)
Total Stockholders' Equity	971,414	976,445

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,466,368	$8,582,816

See accompanying notes to consolidated interim financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share amounts)
	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
INTEREST AND DIVIDEND INCOME:
Loans receivable	$60,546	$71,429	$122,374	$154,153
Mortgage-related securities	24,227	33,273	47,032	70,926
Investment securities	9,709	7,778	19,722	14,430
Cash and cash equivalents	363	126	380	949
Capital stock of Federal Home Loan Bank	1,486	1,474	2,979	3,027
Total interest and dividend income	96,331	114,080	192,487	243,485

INTEREST EXPENSE:
Deposits	22,970	32,644	47,966	68,363
FHLB Advances	44,427	49,107	93,831	99,385
Other borrowings	45	802	291	1,752
Total interest expense	67,442	82,553	142,088	169,500

NET INTEREST AND DIVIDEND INCOME	28,889	31,527	50,399	73,985
PROVISION FOR LOAN LOSSES	--	--	--	--
NET INTEREST AND DIVIDEND INCOME
AFTER PROVISION FOR LOAN LOSSES	28,889	31,527	50,399	73,985

OTHER INCOME:
Retail fees and charges	3,546	3,391	7,295	7,432
Loan fees	602	809	1,252	1,479
Insurance commissions	525	552	1,015	1,051
Gains on sales of loans receivable held for sale	82	948	87	18,194
Other, net	975	1,082	2,011	2,042
Total other income	5,730	6,782	11,660	30,198

OTHER EXPENSES:
Salaries and employee benefits	10,910	9,907	22,544	20,299
Occupancy of premises	2,882	2,687	5,707	5,432
Office supplies and related expenses	633	629	1,188	1,234
Regulatory and other services	951	1,172	2,044	1,969
Deposit and loan transaction fees	878	979	1,687	2,603
Advertising	761	1,317	1,416	2,292
Federal insurance premium	167	189	334	382
Other, net	1,317	1,088	3,271	1,833
Total other expenses	18,499	17,968	38,191	36,044

INCOME BEFORE INCOME TAX EXPENSE	16,120	20,341	23,868	68,139

INCOME TAX EXPENSE	6,510	7,963	9,640	26,595
NET INCOME	$9,610	$12,378	$14,228	$41,544

Basic earnings per share	$0.14	$0.18	$0.20	$0.59
Diluted earnings per share	$0.13	$0.17	$0.19	$0.57
Dividends declared per share	$0.50	$0.22	$1.81	$1.65

See accompanying notes to consolidated interim financial statements.

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in thousands, except per share amounts)

				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-In	Retained	Comprehensive	Compensation	Compensation	Treasury
	Stock	Capital	Earnings	Income (Loss)	(ESOP)	(RRP)	Stock	Total

Balance at October 1, 2003	$915	$401,745	$896,015	($1,758)	($21,875)	($1,599)	($296,998)	$976,445
Comprehensive Income:
Net income			14,228					14,228
Changes in unrealized gains/(losses) on
available-for-sale securities, net of deferred
income tax $3.8 million				6,290				6,290
Total comprehensive income								20,518

Change in Employee Stock Ownership Plan		2,572			44			2,616
Change in Recognition and Retention Plan		327	13			1,068	48	1,456
Stock options exercised		3,828	2				1,270	5,100
Dividends on common stock to
stockholders ($1.81 per share)			(34,721)					(34,721)
Balance at March 31, 2004	$915	$408,472	$875,537	$4,532	($21,831)	($531)	($295,680)	$971,414

See accompanying notes to consolidated interim financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)
	For the Six Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,228	$41,544
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(2,980)	--
Net loan origination fees capitalized	1,137	8,405
Amortization of net deferred loan origination fees	(1,202)	(6,851)
Losses on sales of premises and equipment, net	84	23
Gains on sales of real estate owned, net	(514)	(195)
Gains on sales of loans receivable held for sale	(87)	(18,194)
Originations of loans held for sale	(5,467)	(456,663)
Proceeds from sales of loans held for sale	8,616	591,762
Amortization of mortgage servicing rights	750	670
Impairments of mortgage servicing rights	1,108	--
Amortization and accretion of premiums and discounts on
mortgage-related securities and investment securities	13,933	10,653
Depreciation and amortization on premises and equipment	1,939	1,659
Amortization of deferred debt issuance costs	245	99
Compensation expense related to ESOP	3,580	2,824
Compensation expense related to RRP	1,249	1,188
Changes in:
Accrued interest receivable	474	(4,400)
Other assets	(625)	(1,145)
Income taxes receivable	9,639	(4,024)
Accounts payable and accrued expenses	(7,844)	2,060
Net cash provided by operating activities	38,263	169,415

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment in Capitol Federal Financial Trust I	(1,560)	--
Proceeds from maturities of investment securities	430,205	--
Purchases of investment securities	(150,000)	(355,044)
Proceeds from the retirement of capital stock of FHLB	--	9,476
Purchases of capital stock of FHLB	--	(15,500)
Principal collected on mortgage-related securities available-for-sale	471,341	558,716
Purchases of mortgage-related securities available-for-sale	--	(1,826,711)
Principal collected on mortgage-related securities held-to-maturity	76,431	809,275
Purchases of mortgage-related securities held-to-maturity	(594,118)	--
Loan originations, net of principal collected	(4,218)	485,137
Loan purchases, net of principal collected	(59,863)	48,974
Purchases of premises and equipment, net	(976)	(2,806)
Proceeds from sales of real estate owned	4,117	3,006
Net cash provided by (used in) investing activities	171,359	(285,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(34,721)	(31,047)
Dividends in excess of debt service cost of the ESOP	(964)	(2,706)
Deposits, net of withdrawals	(93,047)	(37,683)
Proceeds from advances from Federal Home Loan Bank	115,000	443,000
Repayments on advances from Federal Home Loan Bank	(115,000)	(443,000)
Proceeds from other borrowings	53,560	--
Capitalized debt issuance costs	(290)	--
Repayments on other borrowings	(81,391)	(10,174)
Change in advance payments by borrowers for taxes and insurance	(6,057)	(7,405)
Acquisition of treasury stock	--	(17,053)
Acquisition of treasury stock from forfeiture of shares	(3,211)	(426)
Stock options exercised	4,440	2,070
Net cash (used in) financing activities	(161,681)	(104,424)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,941	(220,486)
CASH AND CASH EQUIVALENTS:
Beginning of Period	41,918	452,341
End of Period	$ 89,859	$ 231,855

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING TRANSACTIONS:
Loans transferred to real estate owned	$ 4,121	$ 2,471
Originated mortgage servicing rights recorded in conjunction
with the sale of loans held for sale	$ --	$ 221
Tax effect of employee exercise of non-qualifying disposition of
stock options	$ 3,561	$ 305
Tax effect of employee premature disposition of incentive stock options	$ 310	$ 146
Tax effect of RRP share transactions	$ 207	$ 331
Treasury stock activity related to Recognition and Retention Plan
(excluding Recognition and Retention Plan shares sold for
employee tax withholding purposes)	$ 48	$ --
Market value adjustment related to fair value hedges:
Interest rate swaps	$ 18,321	$ --
Federal Home Loan Bank advances	$ 18,321	$ --

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

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the valuation of mortgage servicing rights, allowances for losses on loans and derivative instruments. While management believes that these allowances are adequate, future additions to the allowances may be necessary based on changes in economic conditions.

The Company is the sole shareholder of Capitol Federal Savings Bank (the "Bank"). The Company's majority shareholder is Capitol Federal Savings Bank MHC ("MHC"), a federally chartered mutual holding company.

All dollar amounts are in thousands except per share data, unless otherwise indicated.

2.   Recent Accounting Pronouncements

SEC Staff Accounting Bulletin ("SAB") No. 105 "Application of Accounting Principles to Loan Commitments" was released in March 2004. This release summarizes the SEC staff position regarding the application of GAAP to loan commitments accounted for as derivative instruments. The Company accounts for interest rate lock commitments issued on mortgage loans that will be held for sale as derivative instruments. Consistent with SAB No. 105, the Company considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely on changes in market interest rates. As of March 31, 2004, the Company had no interest rate lock commitments on mortgage loans to be held for sale. The Company's adoption of this bulletin did not have an initial impact on its consolidated financial statements.

3.   Accounting for Stock Based Compensation

The Company has adopted the disclosure requirements of Statement on Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". The Company applies the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by SFAS Nos. 123 and 148, and related interpretations in accounting for our stock-based compensation plans.

For purposes of the pro forma disclosures required by SFAS No. 148, the estimated fair value of the options is amortized to expense on a straight-line method over the options' vesting period. If the fair value provisions under SFAS No. 123 would have been adopted, salary and employee benefit expense would have been $11.3 million for the three months ended March 31, 2004 and $10.2 million for the same period last year. Compensation expense for the six months ended March 31, 2004 would have been $23.3 million and $21.0 million for the same period last year.

The following table presents the pro forma impact on earnings and earnings per share.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net Income	$9,610	$12,378	$14,228	$41,544

Add: Stock-based compensation expense included
in reported net income	3,115	2,801	6,130	5,275
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	3,320	3,004	6,578	5,697

Pro forma net income	$9,405	$12,175	$13,780	$41,122

Net earnings per share
Basic-as reported	$0.14	$0.18	$0.20	$0.59
Basic-pro forma	$0.13	$0.17	$0.19	$0.58

Diluted-as reported	$0.13	$0.17	$0.19	$0.57
Diluted-pro forma	$0.13	$0.17	$0.19	$0.57

4.   Gain on the Sale of Mortgage Loans Held for Sale

During the six months ended March 31, 2004, the Bank did not complete any mortgage loan sales. During the same period in the previous fiscal year, a total of $574.6 million in fixed-rate single family loans, originated at historically low interest rates, were sold into the secondary market. The Bank recognized a gain of $18.2 million, pre-tax, on the sale of these loans. As a result of retaining servicing rights on these mortgage loans sold, the Bank recorded an increase of $5.1 million in its mortgage servicing rights during the six months ended March 31, 2003. At March 31, 2004, the Bank had no single family mortgage loans held for sale.

5.   Earnings Per Share

For the quarter ended March 31, 2004, basic earnings per share were $0.14 and diluted earnings per share were $0.13. The Company accounts for the 3,024,574 shares acquired by its ESOP in accordance with SOP 93-6 and the shares acquired for its Recognition and Retention Plan ("RRP") in a manner similar to the ESOP shares. Shares acquired by the ESOP and the RRP are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee's individual account. The following is a reconciliation of the denominators of the basic and diluted earnings per share calculations.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net Income	$9,610	$12,378	$14,228	$41,544

Average common shares outstanding	69,229,393	68,806,455	69,138,022	68,908,007
Average allocated ESOP shares outstanding	1,059,154	857,522	1,033,808	832,034
Average vested RRP shares outstanding	1,028,000	770,000	1,027,322	769,747
Total basic average common shares
outstanding	71,316,547	70,433,977	71,199,152	70,509,788

Effect of dilutive RRP shares	244,369	417,959	235,161	398,585
Effect of dilutive stock options	1,212,387	1,468,091	1,275,911	1,442,955
Total diluted average common shares
outstanding	72,773,303	72,320,027	72,710,224	72,351,328

Net earnings per share
Basic	$0.14	$0.18	$0.20	$0.59
Diluted	$0.13	$0.17	$0.19	$0.57

6.   Dividends

On April 27, 2004, the Board approved a dividend of $0.50 per share which will be paid on May 21, 2004 to holders of record as of May 7, 2004.

On January 27, 2004, the Board approved a quarterly dividend of $0.50 per share which was paid on February 20, 2004 to holders of record as of February 6, 2004.

In November 2003, the Board adjusted its dividend policy for calendar year 2004 with the intent to pay its calendar year dividend in four equal quarterly installments. No dividend payout ratio has been targeted and one is not currently contemplated. See "Management's Discussion and Analysis - Capital" for information regarding Capitol Federal Savings Bank's ("Capitol Federal Savings" or the "Bank") ability to pay capital distributions to the Company.

7.   Trust Preferred Securities

On March 24, 2004, the Company established a Delaware business trust, Capitol Federal Financial Trust I (the "Trust"), of which the Company owns 100% of the common securities or 3% of the Trust. Outside investors own 100% of the capital securities or 97% of the Trust. The Trust was formed for the purpose of issuing Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures ("Trust Preferred Securities"). The Trust issued $53.6 million of Trust Preferred Securities on March 24, 2004. The Company purchased $1.6 million, or 3%, of the common securities which are reported in Other Assets in the March 31, 2004 consolidated balance sheet.

Interest on the Trust Preferred Securities is due quarterly in January, April, July and October until the maturity date of April 7, 2034. The interest rate, which resets at each interest payment, is based upon the three month LIBOR rate plus 275 basis points. The principal is due at maturity. The Trust Preferred Securities are callable, in part or whole, beginning on April 7, 2009, at par, at the option of the Trust. The Company has guaranteed the obligations of the Trust. The Trust is not included in the consolidated financial statements of the Company per revised Financial Accounting Standards Board ("FASB") Interpretation ("FIN") 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51".

When the Trust Preferred Securities were issued, the Trust used the proceeds to purchase a like amount of Junior Subordinated Deferrable Interest Debentures (the "Debentures") of the Company. In connection with the Debentures, the Company capitalized $290 thousand of debt issuance costs to be amortized on a straight-line basis over 5 years. The Debentures bear the same terms and interest rates as the Trust Preferred Securities. The Debentures are the sole assets of the Trust. There are certain covenants that the Company is required to comply with in regards to the Debentures. These covenants include limitations on dividends in the event of default, certain certifications and financial information of the Company to the Trust and other covenants related to the payment of interest and principal and maintenance of the Trust.

8.   Interest Rate Swap Agreements

On December 15, 2003, the Bank entered into interest rate swap agreements with a notional amount of $800.0 million. The Bank is utilizing the interest rate swaps to reduce the interest expense associated with some Federal Home Loan Bank ("FHLB") advances and to modify its interest rate risk profile. The Bank has agreed to receive interest from counterparties on the $800.0 million notional amount at a fixed rate matching the amounts paid by the Bank under the hedged FHLB advances and to pay interest at a variable rate indexed to the one month LIBOR rate plus an average spread of 248 basis points during the entire term of the interest rate swap and remaining term of the hedged FHLB advances.

The interest rate swaps are designated and qualify as fair value hedges under SFAS No. 133. The Bank has assumed no ineffectiveness in the hedging relationship as all of the terms in the interest rate swap agreements match the terms of the FHLB advances. The Bank is accounting for the interest rate swap agreements using the shortcut method, whereby, any gain or loss in the fair value on the interest rate swaps is offset by a gain or loss on the hedged FHLB advances. The fair value of the hedged FHLB advances will generally decrease when interest rates rise and increase when interest rates fall. The fair value of the Bank's interest rate swap agreements are estimated by discounting anticipated cashflows associated with the receive-fixed rate component of the swap and the pay-variable rate component of the swap over the remaining contractual terms of each swap. The pay-variable rate component cash flows are estimated using forward interest rate curves for the one month LIBOR as of March 31, 2004. The fair value of the interest rate swaps at March 31, 2004 was $18.3 million, which resulted in an increase of $18.3 million in the hedged FHLB advances at March 31, 2004.

9.   Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the current interim period.

10.  Reclassifications

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

Allowance for Loan Losses We maintain an allowance for loan losses to absorb losses known and inherent in the loan portfolio based upon ongoing, quarterly assessments of the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances for identified problem loans and portfolio segments and economic conditions that may lead to a concern about the loan portfolio or segments of the loan portfolio. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of such loans or pools of loans. Changes in risk evaluations of both performing and non-performing loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience and on significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors for loans on residential properties with greater than four units, loans on construction and development and commercial properties are computed based on an evaluation of inherent losses on these loans. Loan loss factors for portfolio segments are representative of the credit risks associated with loans in those segments. The greater the credit risks associated with a particular segment, the greater the loss factor. Loss factors increase within each portfolio segment as loans become classified, delinquent, the foreclosure or repossession process begins or as economic conditions warrant.

The appropriateness of the allowance is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas. Other conditions that management considers in determining the appropriateness of the allowance include, but are not limited to, changes to our underwriting standards primarily due to competitive pressures, credit quality trends (including changes in non-performing loans expected to result from existing conditions), trends in collateral values, loan volumes and concentrations, and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of those loans. The Bank has relaxed, over the past several years, the debt-to-income ratio and the loan-to-value ratio components of its overall underwriting standards in order to better compete for loan originations in our market areas.

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

The amounts actually observed in respect to these losses can vary significantly from the estimated amounts. Our methodology permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio, as of the evaluation date, are not reflected in the current loss factors. By assessing the estimated losses inherent in our loan portfolios on a quarterly basis, we can adjust specific and inherent loss estimates based upon more current information.

Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans or changes in the market value of collateral securing loans, that may be susceptible to significant change. In the opinion of management, the allowance when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolios.

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

The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSR. Generally, as interest rates decline, prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, prepayments slow down which generally results in an increase in the fair value of MSR. All assumptions are reviewed for reasonableness on a quarterly basis and adjusted as necessary to reflect current and anticipated market conditions. Thus, any measurement of the fair value of MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if applied at a different point in time.

Derivative Instruments The Bank has entered into interest rate swap agreements to hedge certain FHLB advances. The Bank pays a variable rate of interest tied to the one month LIBOR and receives a fixed rate of interest matching the hedged FHLB advances. When the Bank entered into the interest rate swap agreements, they were designated as fair value hedges. All terms in the interest rate swap agreements relating to the pay-fixed rate components and timing of cash flows match the terms of the hedged FHLB advances. Therefore, the Bank has assumed no ineffectiveness in the hedging relationship and accounts for the interest rate swaps using the shortcut method. Any gain or loss in the fair value of the interest rate swaps is offset by a gain or loss on the hedged FHLB advances.

Before undertaking the hedge, management formally documented its risk management objectives, strategy and the relationship between the interest rate swap agreements and the hedged FHLB advances. To qualify for hedge accounting, the interest rate swaps and the related FHLB advances must be designated as a hedge. Both at the inception of the hedge and on an ongoing basis, management assesses whether the hedging relationship is expected to be highly effective in offsetting changes in fair values of the hedged FHLB advances. If at some point it is determined that the interest rate swaps are not highly effective as a hedge, hedge accounting will be discontinued. If hedge accounting is discontinued, changes in the fair value of the interest rate swaps will be recorded in earnings and the hedged FHLB advances will no longer be adjusted for changes in fair value.

Management Overview

Our strategy is to operate a retail oriented financial institution dedicated to serving the needs of customers in our market areas. Our commitment is to provide the broadest possible access to home ownership through our residential lending programs and to offer a complete set of personal financial products and services through our network of branch offices.

As a result of providing customers products they desire, the Bank's primary focus becomes one of managing cash flows. This is done through the setting of interest rates on loan and deposit products and the investment of cash flows not placed in our local markets through the origination of loans into investments that meet the long term objectives of earnings and liquidity management. The Bank manages all of its portfolios, both asset and liability portfolios, essentially as held-to-maturity portfolios. As such, changes in these portfolios do not typically occur quickly, especially in a rising rate environment. Because of this, management looks at changes over a period of time to determine trends that can be changed through various strategies in our local markets or by the investments we make.

The primary components of our strategy include:

  Single-Family Portfolio Lending. We are one of the largest originators of one- to four-family residential mortgage loans in the State of Kansas. We have primarily originated these loans for our own portfolio, rather than for sale, and we generally service the loans we originate. We provide retail customers with alternatives for their borrowing needs by offering both fixed and adjustable rate products with various terms to maturity and pricing alternatives. We combine with our lending products underwriting standards designed to limit our exposure to credit risk which has resulted in minimum levels of delinquent and non-performing loans. We offer special programs to individuals who may be first time home buyers, have low or moderate incomes or may have certain credit risk concerns in order to maximize our ability to deliver home ownership opportunities. We attract customers through our strong relationships with real estate agents, loan agents, reputation, pricing, walk-in customers and customers that apply on the internet.

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
  Commitment to Cost Control. We are very effective at controlling our costs of operations. By using technology, we are able to increase productivity and centralize our lending and deposit support functions for efficient processing. Our retail orientation allows us to serve a broad range of customers through relatively few branch locations. Our average deposit base per traditional branch at March 31, 2004 was over $148.0 million. This allows us to service more customers through fewer branch locations, helping to control costs. Our single-family residential lending process, through effective management of credit risk, allows us to service a large portfolio of loans at efficient levels because there are reduced costs with servicing a portfolio of performing loans.
  Strong Capital Position. Our policy has always been to protect the safety and soundness of Capitol Federal Savings through conservative credit and operational risk management, balance sheet strength, consistent earnings and sound operations. The end result of these activities is a capital ratio that is in excess of the well-capitalized standards set by the Office of Thrift Supervision (the "OTS"). We believe that by maintaining a strong capital position we can best safeguard the long-term interests of the Company and stockholders.
  Risk Management. Interest rate volatility is our primary risk as our consolidated balance sheet is almost entirely comprised of interest-earning assets and interest-bearing liabilities. As such, fluctuations in interest rates have a significant impact on not only our net income but also the market value of our assets and liabilities. The interest rate environment during fiscal year 2003 and continuing into fiscal year 2004 was one of historical lows which caused compression in our net interest margin. To manage interest rate risk, our Asset and Liability Committee ("ALCO") meets weekly to discuss and monitor the current interest rate environment compared to interest rates offered on our loan and deposit products. Additionally, ALCO meets once a month to review reports that present the effects that the changes in interest rates will have on our earnings, the present market value of our equity and cashflows. The members of ALCO are the Chairman, Chief Executive Officer, the Chief Financial Officer, the Executive Vice President for Corporate Services, the Chief Lending Officer, the Executive Vice President for Retail Operations and the Controller. The Chief Financial Officer chairs our ALCO.

Financial Condition

Interest rates generally remained at low levels during the first six months of our fiscal year 2004. The low interest rates continued to fuel prepayments on our mortgage-related assets. From September 30, 2003 to March 31, 2004, the Bank received $547.8 million in repayments on its mortgage-related securities, of which $206.7 million, or 37.7%, was in the second quarter. Additionally, $60.0 million of our agency bonds were called and $370.2 million matured during the six month period ended March 31, 2004. These maturing agency bonds were short-term agency bonds purchased during the quarter ended December 31, 2002 as part of the Bank's then strategy to maintain cashflows that would be available for reinvestment in about a twelve month time frame. Loan repayments during the six months ended March 31, 2004 were $459.7 million, of which $216.8 million, or 47.2%, was in the second quarter. The funds from the repayments, maturities and called bonds were used to purchase mortgage-related securities, investment securities and fund loan originations and purchases and deposit withdrawals.

Since September 30, 2003, there has been growth in all deposit categories except certificates of deposit. The pace at which certificates decreased slowed during the second quarter compared to the first quarter, however the decrease in certificates more than offset the growth in all other deposit categories. During March 2004, the Company issued $53.6 million of Debentures to Capitol Federal Financial Trust I. This transaction increased the Company's borrowings and cash. The Company paid dividends of $34.7 million during the six months ended March 31, 2004, of which $9.6 million was paid in the second quarter.

The following table presents selected balance sheet data for the Company at the dates indicated.

	Balance at
	March 31,	December 31,	September 30,	March 31,
	2004	2003	2003	2003
Selected Balance Sheet Data:
Total assets	$8,466,368	$8,383,441	$8,582,816	$8,720,717
Cash and cash equivalents	89,859	40,152	41,918	231,855
Loans receivable, net	4,367,465	4,337,117	4,307,440	4,332,283
Mortgage-related securities	2,990,238	2,595,541	2,944,174	3,026,512
Investment securities	738,790	1,144,850	1,022,412	852,616
Capital stock of FHLB	172,254	170,767	169,274	169,274
Deposits	4,144,842	4,173,585	4,237,889	4,354,191
FHLB advances	3,218,321	3,196,642	3,200,000	3,200,000
Borrowings, other	53,270	--	81,146	91,226
Stockholders' equity	971,414	957,323	976,445	984,807
Unrealized gain/(loss) on AFS
securities, net of income taxes	4,532	(2,898)	(1,758)	17,787
Book value per share	$13.58	$13.45	$13.75	$13.97
Shares outstanding	71,509,303	71,160,324	71,027,675	70,488,860

Assets.  Total assets of the Company decreased $116.4 million from $8.58 billion at September 30, 2003 to $8.47 billion at March 31, 2004. The decrease was primarily due to a $283.6 million decrease in investment securities, partially offset by an increase of $46.1 million in mortgage-related securities, an increase in loans receivable of $60.0 million and an increase in cash and cash equivalents of $47.9 million.

  Mortgage-related securities increased from $2.94 billion at September 30, 2003 to $2.99 billion at March 31, 2004. The increase was due to the purchase of fixed and adjustable rate mortgage-related securities of $594.1 million with an average yield of 3.58% and an estimated weighted average life ("WAL") of 8.64 years, with the adjustable-rate mortgage-related securities averaging 3.65 years until their first reset at the time of purchase. The increase was offset by repayments of $547.8 million and $10.4 million of net premium amortization. The following table provides a summary of the activity of mortgage-related securities for the periods presented.
	For the Three Months Ended			For the Three Months Ended			For the Six Months Ended
	March 31, 2004			December 31, 2003			March 31, 2004
Mortgage-related securities:	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
Beginning balance	$2,595,541	3.46%	4.08	$2,944,174	2.99%	3.89	$2,944,174	2.99%	3.89
Maturities and repayments	(206,651)			(341,121)			(547,772)
Net amortization of premiums/discounts	(4,240)			(6,176)			(10,416)
Purchases
Fixed	175,403	4.22	5.25	500	5.23	6.72	175,903	4.22	5.25
ARMs	418,215	3.31	10.07	--	--	--	418,215	3.31	10.07
Change in valuation on AFS securities	11,970			(1,836)			10,134
Ending balance	$2,990,238	3.65%	5.43	$2,595,541	3.46%	4.08	$2,990,238	3.65%	5.43
  Investment securities decreased from $1.02 billion at September 30, 2003 to $738.8 million at March 31, 2004. The following table provides a summary of the activity of investment securities for the periods presented.
	For the Three Months Ended			For the Three Months Ended			For the Six Months Ended
	March 31, 2004			December 31, 2003			March 31, 2004
Investment securities:	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
Beginning balance	$1,144,850	3.80%	1.44	$1,022,412	3.52%	1.77	$1,022,412	3.52%	1.77
Maturities and calls	(405,205)			(25,000)			(430,205)
Net amortization of premiums/discounts	(955)			(2,562)			(3,517)
Purchases and transfers	100			150,000	5.92	15.00	150,100	5.92	15.00

Ending balance	$738,790	4.90%	1.70	$1,144,850	3.80%	1.44	$738,790	4.90%	1.70

  Cash and cash equivalents increased from $41.9 million at September 30, 2003 to $89.9 million at March 31, 2004. During March 2004, the Company issued $53.6 million of Debentures to Capitol Federal Trust I which caused the increase in cash and cash equivalents.
  The loan portfolio increased from $4.31 billion at September 30, 2003 to $4.37 billion at March 31, 2004. During the six months ended March 31, 2004, the Bank originated, refinanced and purchased loans totaling $526.4 million at an average yield of 5.04%. This volume of originations and purchases was offset by loan repayments of $459.7 million.

The average yield on our loan portfolio decreased 13 basis points from 5.70% at September 30, 2003 to 5.57% at March 31, 2004. Generally, during the six month period ending March 31, 2004, the Bank's 30 year fixed-rate loans, with no points paid by the borrower, were priced at approximately 172 basis points above the current 10 year Treasury rate, while our 15 year fixed-rate loans were priced approximately 103 basis points above the 10 year Treasury rate.

Loans with rate modifications totaled $107.5 million for the three month period ended March 31, 2004, a decrease of $372.9 million, or 77.6%, compared to the same period one year ago. The average rate on loans modified during the current quarter decreased 121 basis points from 6.31% to 5.10%. Modifications allow the customer to pay a fee to obtain current market rates without having to process a complete new loan application.

Loans that are refinanced represent loans that have been paid off with a new loan recorded. This process requires the complete underwriting of the loan. Refinanced loans totaled $49.7 million for the current quarter, a decrease of $90.6 million, or 64.6%, from the same period one year ago.

The following tables present loan origination, refinance, purchase, and modification activity and mortgage-related securities purchased for the periods indicated.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2004			December 31, 2003
Fixed-Rate	Amount	Yield	% of Total	Amount	Yield	% of Total
Origination - one- to four-family	$58,647	5.57%	23.83%	$98,313	5.76%	35.09%
Refinance - one- to four-family	33,693	5.31	13.68	31,633	5.64	11.29
Multi-family and commercial	6	8.75	0.00	--	--	--
Consumer loans	3,279	6.29	1.33	3,379	6.33	1.21
Purchased loans	50,967	4.83	20.70	26,434	4.98	9.44

Adjustable-Rate
Origination - one- to four-family	30,811	4.31	12.51	50,972	4.40	18.20
Refinance - one- to four-family	15,976	4.20	6.49	15,263	4.36	5.45
Multi-family and commercial	--	--	--	3,750	6.61	1.34
Consumer loans	34,398	4.57	13.97	33,734	4.75	12.04
Purchased loans	18,450	4.35	7.49	16,653	4.16	5.94
Total originations and purchases	$246,227	4.91%	100.00%	$280,131	5.15%	100.00%

Mortgage-related securities	$593,618	3.58%		$500	5.23%
Mortgage loan modifications	$107,462			$39,546

	For the Six Months Ended			For the Six Months Ended
	March 31, 2004			March 31, 2003
Fixed Rate	Amount	Yield	% of Total	Amount	Yield	% of Total
Origination - one- to four-family	$156,960	5.69%	29.83%	$317,771	5.86%	35.49%
Refinance - one- to four-family	65,326	5.47	12.41	212,978	5.79	23.78
Multi-family and commercial	6	8.75	--	3,581	6.77	0.40
Consumer loans	6,658	6.31	1.26	9,076	7.11	1.01
Purchased loans	77,401	4.88	14.71	30	7.12	0.00

Adjustable Rate
Origination - one- to four-family	81,783	4.36	15.54	82,525	4.54	9.21
Refinance - one- to four-family	31,239	4.28	5.93	89,569	4.52	10.00
Multi-family and commercial	3,750	6.61	0.71	--	--	--
Consumer loans	68,132	4.66	12.94	72,453	5.02	8.09
Purchased loans	35,103	4.26	6.67	107,611	4.22	12.02
Total originations and purchases	$526,358	5.04%	100.00%	$895,594	5.34%	100.00%

Mortgage-related securities	$594,118	3.58%		$1,826,711	4.17%
Mortgage loan modifications	$147,008			$1,114,448

The following table presents the Company's loan portfolio at the dates indicated.

	March 31, 2004			December 31, 2003			September 30, 2003
	Amount	Yield	% of Total	Amount	Yield	% of Total	Amount	Yield	% of Total

Real Estate Loans:
One- to four-family	$4,123,924	5.58%	93.46%	$4,094,203	5.65%	93.30%	$4,069,197	5.71%	93.44%
Multi-family	35,619	6.69	0.81	36,453	6.70	0.83	38,464	6.74	0.88
Commercial	6,938	6.87	0.16	7,074	6.87	0.16	7,881	6.89	0.18
Construction and development	52,471	5.45	1.19	55,540	5.46	1.27	48,537	5.39	1.11
Total real estate loans	4,218,952	5.59	95.62	4,193,270	5.66	95.56	4,164,079	5.72	95.61

Consumer loans:
Savings loans	10,047	4.52	0.23	10,400	4.67	0.24	10,963	4.90	0.25
Home improvement	854	7.76	0.02	941	7.78	0.02	882	8.09	0.02
Automobile	2,814	8.34	0.06	3,326	8.34	0.08	3,798	8.36	0.09
Home equity	178,374	5.17	4.04	178,781	5.16	4.07	173,656	5.15	3.99
Other	1,404	9.67	0.03	1,476	10.34	0.03	1,547	10.49	0.04
Total consumer loans	193,493	5.23	4.38	194,924	5.24	4.44	190,846	5.26	4.39

Total loans receivable	4,412,445	5.57%	100.00%	4,388,194	5.64%	100.00%	4,354,925	5.70%	100.00%

Less:
Loans in process	24,639			30,963			27,039
Deferred fees and discounts	15,831			15,577			15,896
Allowance for losses	4,510			4,537			4,550
Total loans receivable, net	$4,367,465			$4,337,117			$4,307,440

Other information:
Loans serviced for others	$652,542			$698,628			$737,914

  The balance of non-performing loans continues to be low because of the underwriting standards we apply to loans we originate and purchase. Non-performing loans include loans primarily either 90 days or more delinquent or in the process of foreclosure. At March 31, 2004, our ratio of non-performing loans to total loans was 0.18%, down from 0.21% at September 30, 2003. The balance of real estate owned is represented by 48 properties with an average balance of approximately $95 thousand at March 31, 2004. Non-performing assets are comprised of non-performing loans and real estate owned. Loans 30 to 89 days delinquent, which are not included in non-performing loans, have decreased approximately 13.1% since September 30, 2003.

The risk that the balance of our non-performing loans may increase is primarily driven by the state of the local economies in which we lend. In most of our market areas, the economy has continued to be generally stable. Other risks to our loan portfolio remained largely unchanged from September 30, 2003, as property values have generally maintained or increased.

The following table presents the Company's 30-89 day delinquent loans, non-performing loans and real estate owned, at the dates indicated.

	March 31,	December 31,	September 30,
	2004	2003	2003
Asset Quality Information:
Loans 30-89 days delinquent	$22,602	$21,856	$26,023
Non-performing loans	7,653	7,226	8,944
Real estate owned	4,569	4,933	4,046
Asset Quality Ratios:
Non-performing assets to total assets at
end of period	0.14%	0.15%	0.15%
Non-performing loans to total loans	0.18%	0.17%	0.21%

  The allowance for loan losses as a percentage of non-performing loans was 58.93% at March 31, 2004, compared to 50.87% at September 30, 2003. The increase in the ratio of allowance for loan losses to non-performing loans primarily resulted from a decrease in non-performing loans. Non-performing loans decreased $1.3 million, or 14.4% from September 30, 2003. There were no additions to the allowance for loan losses during the six months ended March 31, 2004. Net charge-offs year-to-date of $40 thousand represent 0.32% of average non-performing assets and less than 0.01% of the average outstanding balance of loans receivable.

The following table presents the Company's activity for the allowance for loan losses and related ratios at the dates and for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Allowance for loan and lease losses:
Beginning balance	$4,537	$4,766	$4,550	$4,825
Losses charged against the allowance:
One- to four-family loans	16	16	30	34
Multi-family loans	--	--	--	--
Commercial and other loans	--	--	--	--
Consumer loans	14	39	35	86
Total charge-offs	30	55	65	120
Recoveries	3	7	25	13
Provision charged to expense	--	--	--	--
Ending balance	$4,510	$4,718	$4,510	$4,718

Allowance for loan losses to non-
performing loans			58.93%	53.40%
Allowance for loan losses to loans
receivable, net			0.10%	0.11%
  The value of our MSR asset is subject to prepayment risk. Future expected net cash flows from servicing a loan in our servicing portfolio will not be realized if the loan pays off earlier than anticipated. This results in an other than temporary impairment of MSR. None of the loans in our servicing portfolio contain penalty provisions for early payoff. Because of this, we will not receive a corresponding economic benefit if the loan pays off earlier than expected.

For the quarter ended March 31, 2004, no adjustment was needed for other than temporary impairment of our MSR. Year-to-date we have recorded an other than temporary impairment of $503 thousand, which was a direct reduction of our MSR. The amount of the other than temporary impairment was determined by examining the rate of repayments on the related portfolio of serviced loans and comparing that to the amortization of the MSR recorded. The timing and amount of the excess repayments was used to determine the amount of the other than temporary impairment.

We measure MSR impairment by estimating the fair value of each stratum. An impairment allowance for a stratum is recorded when, and in the amount by which, its fair value is less than its gross carrying value. A recovery of the impairment allowance for a stratum may be recorded when its fair value exceeds its net carrying value. For the quarter ended March 31, 2004, we recorded an additional allowance for the valuation of our MSR of $293 thousand. Year-to-date we have recorded $605 thousand of additional allowance on the valuation of our MSR. There were no recoveries of the allowance on our MSR year-to-date. At March 31, 2004, the balance of the valuation allowance on MSR was $1.2 million.

Liabilities and Stockholders' Equity:   Liabilities decreased $111.4 million since September 30, 2003. The decrease was primarily attributable to our certificates of deposit in our deposit portfolio. The decrease was also partially due to the Company prepaying its other borrowings of $81.1 million in October of 2003, partially offset with the issuance of $53.6 million of Debentures in March 2004. The decrease in liabilities was partially offset by an increase of $18.3 million in FHLB advances due to the fair market adjustment recorded on the interest rate swaps. Stockholders' equity decreased $5.0 million since September 30, 2003 primarily as a result of dividends paid of $34.7 million partially offset by net income of $14.2 million and an increase of $6.3 million in accumulated other comprehensive income.

  From September 30, 2003 to March 31, 2004, deposits decreased $93.0 million, or 2.2%, to $4.14 billion. The decrease was due to a decrease in certificates of $133.2 million, or approximately 4.7% of the balance of certificates at September 30, 2003. Although the Bank continues to be competitive in its markets with the rates that it offers on these accounts, maturing certificates generally have rates that are higher than those currently being offered and not all customers are reinvesting those dollars into certificates at current rates. Customers, in some cases, may be seeking higher yielding investments that may not be backed by FDIC insurance. The decrease in certificates was partially offset by increases in demand deposit, passbook and passcard and money market accounts.

We continue to price our certificates of deposit competitively based upon the one, two and three year treasury rates. Since March 31, 2003, the pricing, on average, of our one, two and three year certificates have been above the one, two and three year treasury rates, respectively. The average pricing since March 31, 2003 on our one year certificates have been 30 basis points higher than the one year treasury rate, our two year certificates have been 46 basis points higher than the two year treasury rate and our three year certificates have been 66 basis points higher than the three year treasury rate.

The table below presents the Company's deposit portfolio at the dates indicated.

	At			At			At
	March 31, 2004			December 31, 2003			September 30, 2003
		Average	% of		Average	% of		Average	% of
	Amount	Cost	Total	Amount	Cost	Total	Amount	Cost	Total

Demand deposits	$ 395,512	0.21%	9.54%	$ 384,356	0.22%	9.21%	$ 374,506	0.26%	8.84%
Passbook & passcard	127,264	0.65	3.07	118,575	0.65	2.84	119,532	0.65	2.82
Money market select	939,669	1.27	22.67	932,551	1.27	22.34	928,260	1.28	21.90
Certificates	2,682,397	2.85	64.72	2,738,103	3.01	65.61	2,815,591	3.20	66.44
Total deposits	$ 4,144,842	2.17%	100.00%	$ 4,173,585	2.30%	100.00%	$ 4,237,889	2.45%	100.00%

The following table presents deposit activity for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Deposit activity:
Opening balance	$4,173,585	$4,324,052	$4,237,889	$4,391,874
Deposits	1,614,028	1,569,911	3,186,883	3,066,507
Withdrawals	1,663,298	1,568,833	3,322,349	3,164,284
Interest credits	20,527	29,061	42,419	60,094
Ending balance	$4,144,842	$4,354,191	$4,144,842	$4,354,191

Net (decrease) increase	$ (28,743)	$ 30,139	$ (93,047)	$ (37,683)
  Total stockholders' equity decreased $5.0 million, or 0.5%, from $976.4 million at September 30, 2003. The decrease in the balance of stockholders' equity was due primarily to dividends paid of $34.7 million, comprised of two quarterly dividend payments of $0.50 per share each, and a 2003 calendar year-end dividend of $0.81 per share, partially offset by net income of $14.2 million and an increase of $6.3 million in accumulated other comprehensive income. The increase in accumulated other comprehensive income reflects the changes in interest rates during the current six months.

The following table presents dividends paid each quarter for calendar years 2003 and 2004. The actual amount of the dividend to be paid during the quarter ending June 30, 2004, as declared on April 27, 2004, will be based upon the number of shares outstanding on the record date, May 7, 2004. The amount shown below is based upon shares outstanding on April 30, 2004. This does not represent the actual dividend payout, but rather management's estimate of the number of dividend shares and total dividend payout at this time.

	Calendar Year 2003	Calendar Year 2004
Quarter ended March 31
Number of dividend shares	18,709,623	19,220,972
Dividend per share	$ 0.22	$ 0.50
Total dividends paid	$ 4,116	$ 9,610
Quarter ended June 30
Number of dividend shares	18,773,223	19,584,811
Dividend per share	$ 0.23	$ 0.50
Total dividends paid	$ 4,318	$ 9,792
Quarter ended September 30
Number of dividend shares	18,889,120	N/A
Dividend per share	$ 0.24	N/A
Total dividends paid	$ 4,533	N/A
Quarter ended December 31
Number of dividend shares	19,165,403	N/A
Dividend per share	$ 0.50	N/A
Total dividends paid	$ 9,582	N/A
Special year end dividend
Number of dividend shares	19,171,397	N/A
Dividend per share	$ 0.81	N/A
Total dividends paid	$15,529	N/A
Calendar year-to-date dividends per share	$ 2.00	$ 1.00

The following table summarizes our share repurchase activity during the three months ended March 31, 2004 and additional information regarding our share repurchase program. The shares purchased during the current quarter were received in exchange for the exercise of options. Our current repurchase plan of 1,536,102 shares was announced on November 7, 2002. The plan has no expiration date.

	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased as	of Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plans
January 1, 2004 through
January 31,2004	--	N/A	--	847,291
February 1, 2004 through
February 29, 2004	87,916	N/A	--	759,375
March 1, 2004 through
March 31, 2004	--	N/A	--	759,375
Total	87,916	N/A	--	759,375

Comparison of Operating Results for the Three Months Ended March 31, 2004 and 2003

General.  For the three months ended March 31, 2004, the Company recognized net income of $9.6 million, compared to net income of $12.4 million for the three months ended March 31, 2003, a decrease of $2.8 million, or 22.6%. The decrease in net income was directly related to the decrease in the net interest margin and a decrease in the amount of gain on mortgage loans sold from the same quarter one year ago. The decrease in the net interest margin is primarily due to a more rapid decline in yields on interest-earning assets than the decline in the cost of interest-bearing liabilities. The low interest rate environment experienced during the majority of 2003, which has continued into 2004, has resulted in high levels of prepayments and the refinancing and modification of our mortgage-related assets. Our interest-bearing liabilities did not reprice downward at the same pace as our interest-earning assets due to different repricing characteristics of our interest-bearing liabilities.

The Company's efficiency ratio for the quarter ended March 31, 2004 was 53.71% compared to 47.02% for the quarter ended March 31, 2003. The efficiency ratio measures a financial institution's operating expense as a percent of its net interest margin and its other income. A lower value indicates that a financial institution is generating revenue with a lower level of expense. The increase in our efficiency ratio was a result of the decrease in the net interest margin and other income and the increase in other expense. However, another measure of a financial institution's ability to operate efficiently is the ratio of operating expense to total average assets. The Company's operating expense ratio for the quarter ended March 31, 2004 was 0.88%, compared to 0.83% one year ago.

The following table presents average balance information for the periods indicated.

	Average Balances for the
	Three Months Ended
	March 31, 2004	December 31, 2003	March 31, 2003
Selected Balance Sheet Data:
Total assets	$8,416,288	$8,479,860	$8,690,603
Loans receivable	4,342,622	4,327,067	4,364,661
Mortgage-related securities	2,728,942	2,770,933	3,092,848
Investment securities	853,671	1,085,941	850,807
Cash and cash equivalents	169,648	7,260	47,856
Capital stock of FHLB	170,784	169,290	170,737
Deposits	4,146,973	4,187,306	4,294,684
FHLB advances	3,201,891	3,229,290	3,206,899
Borrowings, other	4,685	--	91,258
Stockholders' equity	964,385	970,223	979,747

The following table presents selected income statement information for the quarters indicated.

	For the Quarter Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2004	2003	2003	2003	2003
Selected Income Statement Data:
Loans receivable	$ 60,546	$ 61,828	$ 64,838	$ 68,530	$ 71,429
Mortgage-related securities	24,227	22,805	18,426	25,910	33,273
Investment securities	9,709	10,013	9,207	7,593	7,778
All other interest and
dividend income	1,849	1,510	1,760	1,787	1,600
Total interest and
dividend income	96,331	96,156	94,231	103,820	114,080

Deposits	22,970	24,996	26,899	29,255	32,644
FHLB Advances	44,427	49,404	50,184	49,633	49,107
Other borrowings	45	246	651	726	802
Total interest expense	67,442	74,646	77,734	79,614	82,553

Net Interest and
Dividend Income	28,889	21,510	16,497	24,206	31,527

Other Income	5,730	5,930	6,505	6,459	6,782
Other Expenses	18,499	19,692	18,219	18,296	17,968
Income Tax Expense	6,510	3,130	1,823	4,842	7,963
Net Income	$ 9,610	$ 4,618	$ 2,960	$ 7,527	$ 12,378

Basic earnings per share	$0.14	$0.06	$0.04	$0.11	$0.18
Diluted earnings per share	$0.13	$0.06	$0.04	$0.11	$0.17

The following table presents average rate information for the periods indicated.

	For the Three Months Ended
	March 31, 2004	December 31, 2003	March 31, 2003
Average Yield and Cost During Period: (annualized)
Loans receivable	5.58%	5.71%	6.55%
Mortgage-related securities	3.55	3.29	4.30
Investment securities	4.55	3.69	3.66
Cash and cash equivalents	0.86	0.91	1.06
Capital stock of FHLB	3.50	3.50	3.50
Average yield on interest-earning assets	4.66	4.60	5.35
Deposits	2.22	2.37	3.08
FHLB advances	5.49	6.00	6.13
Borrowings, other	3.88	--	3.57
Average cost of interest-bearing liabilities	3.65	3.95	4.37
Average interest rate spread during
the period	1.01	0.65	0.98
Net interest margin	1.40	1.03	1.48

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended March 31, 2004 to March 31, 2003. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate, (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year, and (3) changes due to both rate and volume, which are changes in the average balance multiplied by the change in the average rate.

	Quarter Ended March 31,
	2004 vs. 2003
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total

Interest-earning assets:
Loans receivable, net	$ (295)	$ (10,620)	$ 32	$ (10,883)
Mortgage-related securities	(3,915)	(5,815)	684	(9,046)
Investment securities	26	1,897	8	1,931
Cash equivalents	325	(25)	(63)	237
Capital stock of FHLB	13	(1)	--	12
Total interest-earning assets	$ (3,846)	$ (14,564)	$ 661	$ (17,749)

Interest-bearing liabilities:
Savings deposits	$ 20	$ (76)	$ (6)	$ (62)
Demand and NOW deposits	291	(1,107)	(80)	(896)
Certificate accounts	(1,997)	(7,325)	604	(8,718)
Borrowings	(866)	(4,700)	131	(5,435)
Total interest-bearing liabilities	$ (2,552)	$ (13,208)	$ 649	$ (15,111)

Net interest income				$ (2,638)

Net Interest and Dividend Income.  Net interest and dividend income for the three months ended March 31, 2004 was $28.9 million, a decrease of $2.6 million, or 8.4%, from the same period last year. The net interest margin for the quarter decreased 8 basis points to 1.40% from 1.48% from the same quarter one year ago.

Interest and Dividend Income.  The amount of total interest and dividend income recorded for the quarter was $96.3 million, a decrease of $17.8 million, or 15.6%, from $114.1 million recorded one year ago. The decrease was primarily due to a decrease in the average yield on interest-earning assets from the same period one year ago. The decrease in interest on loans and mortgage-related securities was partially offset by an increase in interest on investment securities. The average yield on interest-earning assets was 4.66%, a decrease of 69 basis points from one year ago.

  Interest on loans decreased from $71.4 million for the three months ended March 31, 2003 to $60.5 million for the three months ended March 31, 2004. This decrease was primarily the result of the decrease in the average yield on loans and to a lesser extent a decrease in the average balance of loans receivable. The decrease in the yield on the loan portfolio resulted from both lower new origination and purchase rates compared to one year ago and the reduction in rates on mortgages held in our portfolio as a result of loan modifications and refinances.

  Interest income on mortgage-related securities decreased $9.0 million to $24.2 million for the quarter ended March 31, 2004. The decrease was due primarily to a decrease in the average yield of 75 basis points from the quarter ended March 31, 2003 and to a lesser extent a decrease in the average balance of mortgage-related securities. The decrease in the yield was primarily caused by the prepayments of higher yielding securities which were replaced with similar securities, which in the recent interest rate environment, were at lower yields than those securities that prepaid. Approximately 70% of the mortgage-related securities purchased during the past six months were adjustable-rate. If market rates of interest increase prior to the time the adjustable-rate securities become eligible to reprice, they generally will reprice upward and provide a greater yield than realized during their initial pricing period. Additionally, if prepayment activity begins to stabilize or decline, the amortization of the net premium on our mortgage-related securities should also stabilize or decline, which will have a positive impact on our earnings.
  Interest income on investment securities increased $1.9 million from $7.8 million for the quarter ended March 31, 2003 to $9.7 million for the quarter ended March 31, 2004. This increase was due primarily to an increase in the average yield of 89 basis points from the quarter ended March 31, 2003. The yield increased primarily due to the maturity in the current quarter of the short-term agency bonds purchased in December 2002, the proceeds from which were reinvested into higher yielding, longer term, callable agencies.

Interest Expense.  Interest expense decreased for the quarter ended March 31, 2004 to $67.4 million, down $15.1 million, or 18.3%, from the same period one year ago. The decrease in interest expense was primarily due to a decrease in the average cost on interest-bearing liabilities from the same period one year ago. The decrease in the average cost was due primarily to a decrease of 86 basis points in the cost of deposits and a decrease of 64 basis points in the FHLB advances. To a lesser extent the decrease in interest expense was due to a decrease of $239.3 million in the average balance of interest-bearing liabilities.

  For the quarter ended March 31, 2004, interest expense on deposits was $23.0 million compared to $32.6 million for the quarter ended March 31, 2003, a decrease of $9.6 million. The primary reason for the decrease in interest expense on deposits was due to a decrease in the average rate paid and a decrease in the average balance of certificates of deposit. The average rate on certificates decreased 99 basis points to 2.90% from the same period one year ago. The average balance of certificates decreased $244.2 million from March 31, 2003 to $2.72 billion at March 31, 2004.
  Interest expense on borrowings for the quarter ended March 31, 2004 was $44.5 million compared to $49.9 million for the quarter ended March 31, 2003. The decrease in interest expense on borrowings was primarily due to a decrease in the average rate paid on borrowings. The average cost of borrowings for the quarter ended March 31, 2004 was 5.49%, down 57 basis points from the quarter ended March 31, 2003 due primarily to entering into interest rate swap agreements. Interest expense on FHLB advances was reduced $5.2 million, compared to the same period one year ago, as a result of the interest rate swap agreements.

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

Other Expense.  Total other expense increased $531 thousand to $18.5 million for the quarter ended March 31, 2004 compared to $18.0 million for the same period in 2003. The change over the previous year was primarily due to increases in compensation expense and other expenses, net, offset by decreases in advertising expense and deposit and loan transaction fees. Compensation expense increased primarily due to an increase in ESOP compensation expense related to the increase in our stock price. Other expenses, net, increased due to impairment charges on MSR.

Income Tax Expense.  Income tax expense decreased from $8.0 million for the quarter ended March 31, 2003, to $6.5 million for the quarter ended March 31, 2004. The effective tax rate for the current quarter was 40.4%, an increase of 120 basis points for the same period one year ago. The increase in the effective tax rate is primarily due to non-deductible expenses associated with the market value adjustment on ESOP shares. The decrease in the amount of income tax expense was a direct result of decreased earnings, partially offset by the increase in the effective tax rate.

The following table presents performance ratios for the periods indicated.

	For the Three Months Ended
	March 31, 2004	December 31, 2003	March 31, 2003
Performance Ratios:
Return on average assets (annualized)	0.46%	0.22%	0.57%
Return on average equity (annualized)	3.99	1.90	5.05
Efficiency ratio (annualized)	53.71	71.91	47.02
Capital Ratios:
Equity to total assets at end of period	11.47%	11.42%	11.29%
Average equity to average assets	11.46%	11.44%	11.27%
Ratio of interest-earning assets to interest-
bearing liabilities	1.12	1.13	1.12

The following table presents rate information at the dates indicated.

	March 31,	December 31,	September 30,	March 31,
	2004	2003	2003	2003
Average Yield / Cost at End of Period: (annualized)
Loans receivable	5.57%	5.64%	5.70%	6.24%
Mortgage-related securities	3.65	3.46	2.99	4.19
Investment securities	4.90	3.80	3.52	3.66
Deposits	2.17	2.30	2.45	2.90
FHLB advances	5.46	5.51	6.14	6.14
Borrowings, other	3.88	--	3.19	3.57

Comparing the quarter ended March 31, 2004 to the quarter ended December 31, 2003, net income increased $5.0 million primarily due to the effect of the interest rate swaps entered into by the Bank during December 2003. This improved our net interest margin and increased our average interest rate spread on FHLB advances by 51 basis points between the two periods. To a lesser extent, the increase was due to an improvement in the earnings on our mortgage-related securities and a reduction in expense on our deposits.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing quarter ended March 31, 2004 to quarter ended December 31, 2003.

	Quarter Ended
	March 31, 2004 vs December 31, 2003
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total

Interest-earning assets:
Loans receivable, net	$ 193	$ (1,470)	$ (5)	$ (1,282)
Mortgage-related securities	(346)	1,795	(27)	1,422
Investment securities	(2,142)	2,336	(498)	(304)
Cash equivalents	366	(1)	(19)	346
Capital stock of FHLB	(7)	--	--	(7)
Total interest-earning assets	$ (1,936)	$ 2,660	$ (549)	$ 175

Interest-bearing liabilities:
Savings deposits	$ 5	$ 3	$ --	$ 8
Demand and NOW deposits	9	(31)	--	(22)
Certificate accounts	(655)	(1,381)	24	(2,012)
Borrowings	(1,088)	(4,119)	29	(5,178)
Total interest-bearing liabilities	$ (1,729)	$ (5,528)	$ 53	$ (7,204)

Net interest income				$ 7,379

Comparison of Operating Results for the Six Months Ended March 31, 2004 and 2003

For the six months ended March 31, 2004, the Company recognized net income of $14.2 million, compared to net income of $41.5 million for the six months ended March 31, 2003, a decrease of $27.3 million. The decrease in net income was related to both the decrease in the net interest margin of 51 basis points and the Bank not selling any mortgage loans during the current six month period.

The two primary reasons for the decrease in the net interest margin were decreases in the yields on loans and mortgage-related securities. The yields on loans decreased due to both lower new origination rates compared to one year ago and the reduction in rates on mortgages held in our portfolio as a result of loan modifications, refinances and new production. The decrease in yields on mortgage-related securities was a result of higher yielding securities prepaying and being replaced by securities with lower yields. The decrease in net interest income was partially offset by the decrease in rates on certificates of deposit. As a result of the interest rate swaps, the interest rate on the $800.0 million of hedged FHLB advances at March 31, 2004 was effectively reduced from 6.16% to 3.58%. The decrease in the interest rate equates to a $6.1 million decrease in interest expense during the six months ended March 31, 2004.

Income tax expense decreased from $26.6 million for the six month period ended March 31, 2003 to $9.6 million for the six months ended March 31, 2004. The effective tax rate for the six month period was 40.4%, an increase of 136 basis points from the same period one year ago. The increase in the effective tax rate was primarily due to non-deductible expenses associated with the market value adjustment on ESOP shares. The decrease in the amount of income tax expense was a direct result of decreased earnings, partially offset by the increase in the effective tax rate.

The Company's efficiency ratio for the six months ended March 31, 2004 was 61.77% compared to 34.63% for the six months ended March 31, 2003. The increase in the efficiency ratio was a result of the decrease in the net interest margin and other income and the increase in other expense. The Company's operating expense ratio for the six months ended March 31, 2004 was 0.90%, compared to 0.83% one year ago.

The following table presents average balance information for the periods indicated.

	Average Balances for the
	Six Months Ended March 31,
	March 31, 2004	March 31, 2003
Selected Balance Sheet Data:
Total assets	$8,457,307	$8,728,316
Loans receivable	4,334,850	4,529,291
Mortgage-related securities	2,750,052	3,060,956
Investment securities	970,441	694,251
Cash and cash equivalents	88,060	134,881
Capital stock of FHLB	170,033	167,547
Deposits	4,167,250	4,318,707
FHLB advances	3,215,665	3,218,033
Borrowings, other	2,330	93,772
Stockholders' equity	968,730	984,918

The following table presents average rate information for the periods indicated.

	For the Six Months Ended
	March 31,
	2004	2003
Average Yield and Cost During Period: (annualized)
Loans receivable	5.65%	6.81%
Mortgage-related securities	3.42	4.63
Investment securities	4.06	4.16
Cash and cash equivalents	0.86	1.41
Capital stock of FHLB	3.50	3.62
Average yield on interest-earning assets	4.63	5.67
Deposits	2.29	3.17
FHLB advances	5.74	6.11
Borrowings, other	3.88	3.75
Average cost of interest-bearing liabilities	3.80	4.42
Average interest rate spread during
the period	0.83	1.25
Net interest margin	1.21	1.72

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the six months ended March 31, 2004 to March 31, 2003 and the six months ended March 31, 2003 to March 31, 2002. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate, (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year, and (3) changes due to both rate and volume, which are changes in the average balance multiplied by the change in the average rate.

	For the Six Months Ended March 31,				For the Six Months Ended March 31,
	2004 vs. 2003				2003 vs. 2002
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total

Interest-earning assets:
Loans receivable, net	$(6,560)	$(26,331)	$1,112	$(31,779)	$(30,167)	$(6,911)	$963	$(36,115)
Mortgage-related securities	(7,204)	(18,577)	1,887	(23,894)	19,887	(18,455)	(4,932)	(3,500)
Investment securities	5,741	(322)	(127)	5,292	4,849	(2,545)	(944)	1,360
Cash equivalents	(327)	(371)	129	(569)	83	(301)	(21)	(239)
Capital stock of FHLB	57	(103)	(2)	(48)	152	(1,320)	(46)	(1,214)
Total interest-earning assets	$(8,293)	$(45,704)	$2,999	$(50,998)	$(5,196)	$(29,532)	$(4,980)	$(39,708)

Interest-bearing liabilities:
Savings deposits	$44	$(166)	$(14)	$(136)	$54	$(148)	$(13)	$(107)
Demand and NOW deposits	792	(2,418)	(234)	(1,860)	1,394	(2,202)	(329)	(1,137)
Certificate accounts	(5,117)	(14,624)	1,340	(18,401)	(4,077)	(15,264)	791	(18,550)
Borrowings	(2,188)	(4,968)	141	(7,015)	70	(496)	(1)	(427)
Total interest-bearing liabilities	$(6,469)	$(22,176)	$1,233	$(27,412)	$(2,559)	$(18,110)	$448	$(20,221)

Net interest income				$(23,586)				$(19,487)

The following table presents performance ratios for the periods indicated.

	For the Six Months Ended
	March 31,
	2004	2003
Performance Ratios:
Return on average assets (annualized)	0.34%	0.95%
Return on average equity (annualized)	2.94	8.44
Efficiency ratio (annualized)	61.77	34.63
Capital Ratios:
Equity to total assets at end of period	11.47%	11.29%
Average equity to average assets	11.45%	11.28%
Ratio of interest-earning assets to interest-
bearing liabilities	1.13	1.13

Liquidity and Commitments

Liquidity management is both a daily and long-term function of our business management. The Bank's liquidity, represented by cash and cash equivalents, mortgage-related securities available-for-sale and short-term investment securities is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, FHLB advances, prepayments on and maturities of outstanding loans and mortgage-related securities, other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and short-term investments are relatively predictable sources of funds, deposit flows and prepayments on loans and mortgage-related securities are greatly influenced by general interest rates, economic conditions and competition. To the extent possible, the Bank manages the cashflows of its portfolios by the rates offered to customers. We use our sources of funds primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of investment and mortgage-related securities.

FHLB advances have been used to provide funds for lending and investment activities. FHLB lending guidelines have borrowing limits based upon their underwriting standards. At March 31, 2004, the Bank's ratio of advances to total assets, as reported to the OTS, was 37.7%. Advances totaling up to 40 percent of total assets are allowed based upon a blanket pledge agreement and quarterly reporting to FHLB. Advances in excess of 40 percent of assets, but not exceeding 55 percent of total assets, may be approved by the President of FHLB based upon a review of documentation supporting the use of the advances. In the past, the Bank has utilized convertible advances. Some advances have converted to fixed rate advances when the conversion option was not exercised by FHLB. The Bank's policy allows total borrowing up to 55 percent of total assets from FHLB. The Bank could utilize other sources than FHLB for liquidity and has done so in the past.

The Company issued $53.6 million in Debentures in March 2004. The Company received, net, $52.0 million from the issuance of those securities and an investment of $1.6 million in the Trust. The Company did not down-stream the proceeds to be used by the Bank for Tier 1 Capital because the Bank currently exceeds all regulatory requirements to be a well-capitalized institution. Instead, the Company deposited the proceeds into certificate accounts at the Bank to be used to further its general corporate and capital management strategies which could include the payment of dividends in the future. At March 31, 2004, Capitol Federal Financial, on a stand-alone basis, had a cash balance of $122.9 million.

Off Balance Sheet Arrangements

The Company, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities. Commitments may include, but are not limited to:

  the origination, purchase or sale of loans,
  the purchase or sale of investment and mortgage-related securities, fulfillment of commitments under letters-of-credit, extensions of credit on home equity loans and construction loans, terms and conditions of operating leases, and
  funding withdrawals of savings accounts at maturity.

At March 31, 2004 our commitments were:

  approved loan originations and purchase commitments outstanding totaling $169.2 million.
  the unadvanced portion of construction loans totaling $24.5 million.
  unused home equity lines of credit totaling $269.7 million.
  outstanding standby letters of credit totaling $6 thousand.
  certificates of deposit scheduled to mature in one year or less totaling $1.36 billion.

We anticipate that we will continue to have sufficient funds, through repayments and maturities, deposits, and borrowings, to meet our current commitments.

The Bank entered into interest rate swap agreements with a notional amount of $800.0 million during December 2003. The Bank is utilizing the interest rate swap agreements to effectively reduce the interest expense associated with certain FHLB advances. The counterparties with whom we have entered into the interest rate swap agreements are rated as AA- or higher per our internal policies. Counterparties to the interest rate swaps require collateral for their exposure to the Bank not being able to meet its future obligations under the terms of the interest rate swap agreements. This would generally occur when the one month LIBOR rate plus the applicable margin exceeds the fixed rate the counterparty is paying. The exposure is estimated daily by calculating a value for the swap on a net settlement basis. When the valuation indicates that the Bank has a future obligation to the counterparty, we may be required to post collateral sufficient to satisfy the counterparty's exposure. When required, the collateral pledged to the counterparty would be restricted and not available-for-sale. The counterparties have different collateralization levels. The Bank was not required to post collateral as of March 31, 2004. If the future obligation indicates that the Bank has a net receivable from the counterparties, the Bank could have a certain level of exposure to the extent the counterparties are not able to satisfy their obligations to the Bank.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the current interim period.

Contractual Obligations. We have entered into certain long-term debt, interest rate swap, Debenture and lease agreements, which obligate us to make future payments to satisfy the related contractual obligations.

The following table summarizes our contractual obligations with regard to our FHLB advances and lease agreements as of September 30, 2003 and our Debenture and interest rate swap agreements as of March 31, 2004. Actual maturities of the advances and Debentures may differ from scheduled maturities as FHLB has the right to convert certain FHLB advances from fixed to floating rate and the Debentures are callable at any time, in whole or in part, after April 7, 2009.

	Maturity Range
		Less than	1 - 3	4 - 5	After
	Total	1 year	years	years	5 years

Operating leases	$ 5,006	$ 672	$ 1,049	$ 791	$ 2,494

Debentures	$ 53,600	--	--	--	$ 53,600
Weighted average rate	3.86%	--	--	--	3.86%

FHLB Advances	$ 3,200,000	--	--	$ 225,000	$ 2,975,000
Weighted average rate	6.14%	--	--	5.68%	6.17%

Interest rate swaps	$ 800,000	--	--	$ 225,000	$ 575,000
Weighted average pay-rate	3.58%	--	--	3.51%	3.61%
Weighted average receive-rate	6.16%	--	--	5.68%	6.35%

Capital

Consistent with our goals to operate a sound and profitable financial organization, we actively seek to maintain the Bank as a "well capitalized" institution in accordance with regulatory standards. Total equity for the Bank was $879.5 million at March 31, 2004, or 10.4% of its total assets on that date. As of March 31, 2004, the Bank exceeded all capital requirements of the OTS. The following table presents the Bank's regulatory capital ratios at March 31, 2004 based upon regulatory guidelines.

		Regulatory
		Requirement
		For "Well
	Bank	Capitalized"
	Ratios	Status
Tangible equity	10.3%	2.0%
Tier I (core/leverage) capital	10.3%	5.0%
Tier I risk-based capital	26.6%	6.0%
Total risk-based capital	26.8%	10.0%

The long-term ability of the Company to pay dividends to its shareholders is based primarily upon the ability of the Bank to make capital distributions to the Company. Under OTS safe harbor regulations, the Bank may distribute to the Company capital not exceeding net income for the current calendar year and the prior two calendar years. Through September 30, 2003, the Bank operated under a waiver to the safe harbor regulation as a direct result of its modified dutch auction tender offer, completed in October 2001.

In August 2003, the Bank received OTS approval to pay a capital distribution of $81.0 million from the Bank to the Company. The funds from the capital distribution were used to prepay, on October 1, 2003, the loans related to the modified dutch auction tender offer. By prepaying the loan, the Company has increased its flexibility to meet its cash flow needs. As a result of the capital distribution, the Bank began a new time period under which waivers of capital distributions to the Company will be required from the OTS and should lapse on December 31, 2005. The Bank cannot move earnings to the Company unless it continues to receive waivers to the safe harbor regulation from the OTS during the current waiver period. Currently, the Bank has authorization from the OTS to move earnings from the Bank to the Company through the quarter ending June 30, 2004. Since the Bank maintains excess capital, operates in a safe and sound manner and complies with the interest rate risk management guidelines of the OTS, it is management's belief that we will be able to continue to receive waivers to pay, from the Bank to the Company, the earnings of the Bank.

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

ALCO regularly reviews the interest rate risk position of the Bank by forecasting the impact of hypothetical, alternative, interest rate environments on net interest income and measuring the market value of portfolio equity at various dates. The market value of portfolio equity is defined as the net present value of an institution's existing assets, liabilities and off-balance sheet instruments. The present values are determined in alternative interest rate environments and evaluated against the potential changes in market value of portfolio equity.

We generally price our loan and deposit products based upon an analysis of our competition and changes in market rates. While we do not explicitly price our products at a margin to a market rate or index, our products do tend to be priced at a margin to general market rates or indices. While national market rates change constantly, and rates offered by competitors with nation-wide delivery channels may change rates during a business day, we generally allow our rates to remain available to customers for up to a week on deposit products and several days to a week on loan products. Because of this, our loans are generally priced based upon the 10 year Treasury rate while the rates on our deposits are generally priced based upon short-term Treasury interest rates. The majority of our loans are fixed-rate products with maturity dates up to 30 years, while the majority of our deposits have maturity/reprice dates of less than 2 years. Due to the fixed rate nature of our loans, they did not reprice downward as did our deposits during the low rate environment of the last 2 years. Instead, the Bank experienced a significant amount of modification and refinancing activity during fiscal year 2003 and continuing, at a lesser pace, into fiscal year 2004. The decline in the net interest margin has been the result of the low rate environment reflected in the yields of our loans and mortgage-related securities as most of our deposit products had already repriced down to current market rates.

The FHLB advances selected for the interest rate swaps have maturities ranging from May 2008 to August 2010. Information on the interest rate swaps, by maturity date, is as follows:

	March 31, 2004
			Paying
Maturity		Notional	1 Month			Receiving
Date in	Fair	Principal	LIBOR		Interest	Interest
Fiscal Year	Value	Amount	Rate	Margin	Rate	Rate	Spread
2008	$ 4,304	$ 225,000	1.10%	2.41%	3.51%	5.68%	2.17%
2009	4,111	175,000	1.10%	2.53%	3.63%	6.28%	2.65%
2010	9,906	400,000	1.10%	2.50%	3.60%	6.38%	2.78%
	$ 18,321	$ 800,000	1.10%	2.48%	3.58%	6.16%	2.58%

The following tables set forth the estimated percentage change in our net interest income over the next four-quarter period and our market value of portfolio equity at March 31, 2004, December 31, 2003 and September 30, 2003 based on the indicated instantaneous, parallel and permanent changes in interest rates. The tables indicate the effects of the change in interest rates on the portfolios of assets and liabilities of the Bank, as loans, mortgage-related securities, investment securities, interest rate swaps and deposits mature, reprice or prepay. These are, however, not the earnings expectations of management.

The increased sensitivity to changes in interest rates and earnings, from September 30, 2003 to March 31, 2004, are reflective primarily of the effect the interest rate swaps have on our balance sheet to changes in interest rates. In addition, as interest rates rise, the loan and mortgage-related securities portfolios of the Bank are subject to the risk that prepayment speeds on these portfolios will decrease, causing the assets to have relatively longer lives and thereby increasing their interest rate sensitivity in increasing rate environments. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure about Market Risk" in the Annual Report to Stockholders attached as Exhibit 13 to our Annual Report on Form 10-K for the year ended September 30, 2003.) While, under the policies of the Bank, we have the ability to enter into interest rate swaps of a greater notional amount, management believes that the current notional amount is adequate at this time to effect the changes to earnings within the limits of our risk management objectives.

Net Interest Income (next four quarters)
Change	At
(in Basis Points)	March 31,	December 31,	September 30,
in Interest Rates(1)	2004	2003	2003
-300 bp	n/m(2)	n/m(2)	n/m(2)
-200 bp	n/m(2)	n/m(2)	n/m(2)
-100 bp	-1.79	-1.35	-7.91
0 bp	0.00	0.00	0.00
100 bp	-6.41	-6.95	-1.68
200 bp	-16.51	-16.29	-5.55
300 bp	-31.66	-29.15	-12.02

Market Value of Portfolio Equity
Change
(in Basis Points)	At
in Interest Rates(1)	March 31, 2004	December 31, 2003	September 30, 2003
-300 bp	n/m(2)	n/m(2)	n/m(2)
-200 bp	n/m(2)	n/m(2)	n/m(2)
-100 bp	-15.60	-8.8	-18.10
0 bp	0.00	0.00	0.00
100 bp	-1.20	-3.9	3.80
200 bp	-11.30	-14.8	-0.09
300 bp	-25.90	-28.6	-9.30

(1) Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

(2) Not meaningful, some market rates would compute to a rate less than zero percent.

Changes in portfolio composition.  The following tables provide information regarding the fixed and adjustable rate composition of our loan and investment and mortgage-related securities as well as the change in composition of these portfolios from September 30, 2003 to March 31, 2004. Also presented is the maturity schedule of our certificate of deposit portfolio and the maturity and conversion option information, by fiscal year, for our FHLB advances.

Our loan portfolio remains heavily weighted in fixed-rate loans. Fixed-rate loans comprised 71.6% of total loans at March 31, 2004 which was largely unchanged from September 30, 2003. The balance of fixed-rate loans increased $45.4 million and adjustable-rate loans increased in balance by $12.1 million during the current six month period. Because of the increase in both fixed and adjustable rate loans and the increase in the portfolio of loans as a whole, the relative mix of loan types remained unchanged. The following table presents the distribution of our loan portfolio at the dates indicated.

	March 31, 2004		December 31, 2003		September 30, 2003
	Amount	Yield	Amount	Yield	Amount	Yield

Fixed-Rate Loans:
One- to four- family real estate	$ 3,055,313	5.91%	$ 3,028,844	5.98%	$ 3,005,475	6.03%
Other real estate	79,684	6.30	79,509	6.28	81,210	6.32
Non real estate	24,250	6.87	25,584	6.99	27,122	7.16
Total fixed-rate loans:	3,159,247	5.93	3,133,937	6.00	3,113,807	6.05

Adjustable-Rate Loans:
One- to four- family real estate	1,068,611	4.63	1,065,359	4.70	1,063,722	4.82
Other real estate	15,344	4.47	19,558	4.90	13,672	4.44
Non real estate	169,243	4.99	169,340	4.97	163,724	4.94
Total adjustable-rate loans	1,253,198	4.68	1,254,257	4.74	1,241,118	4.83
Total Loans	4,412,445	5.57%	4,388,194	5.64%	4,354,925	5.70%

Less:
Loans in process	24,639		30,963		27,039
Deferred fees and discounts	15,831		15,577		15,896
Allowance for loan losses	4,510		4,537		4,550
Total loans receivable, net	$ 4,367,465		$ 4,337,117		$ 4,307,440

Our investment and mortgage-related securities portfolios from September 30, 2003 to March 31, 2004 became slightly less rate sensitive with the fixed-rate component decreasing by $197.2 million. Overall, fixed-rate securities comprised 39.2% of these portfolios at March 31, 2004 compared to 41.7% at September 30, 2003. The current weighted average life of the fixed-rate mortgage-related securities at March 31, 2004 was 5.36 years. The following table presents the distribution of our investment and mortgage-related securities portfolios at the dates indicated.

	March 31, 2004			December 31, 2003			September 30, 2003
	Balance	Rate	Yield	Balance	Rate	Yield	Balance	Rate	Yield
Fixed-Rate Investments
Agency bonds and other securities	$ 738,790	5.10%	4.90%	$ 1,144,850	4.73%	3.81%	$ 1,022,412	4.55%	3.52%
Mortgage-backed securities, at cost	708,556	4.62	4.66	564,915	4.71	4.78	610,717	4.78	4.78
Mortgage-related securities, at cost	12,500	7.25	6.91	16,770	7.26	6.84	23,879	7.25	6.90
Total fixed-rate investments	1,459,846	4.88	4.80	1,726,535	4.75	4.16	1,657,008	4.68	4.03

Adjustable-Rate Investments
Mortgage-backed securities, at cost	2,261,004	4.17	3.32	2,017,604	4.29	3.06	2,311,247	4.35	2.46
Mortgage-related securities, at cost	877	3.28	5.04	920	3.35	6.80	1,163	3.59	8.40
Total adjustable-rate investments	2,261,881	4.16	3.32	2,018,524	4.29	3.06	2,312,410	4.35	2.46
Total investments, at cost	$ 3,721,727	4.45%	3.90%	$ 3,745,059	4.50%	3.56%	$ 3,969,418	4.49%	3.12%

Our certificates of deposit decreased from September 30, 2003 to March 31, 2004 by $133.2 million and the average cost of deposits decreased 35 basis points between the two reporting dates. Certificates maturing in one year or less at March 31, 2004 were $1.36 billion, and the average cost of those certificates was 2.42% at March 31, 2004. The following table presents the maturity of certificates of deposit at the dates indicated.

	March 31, 2004		December 31, 2003		September 30, 2003
	Amount	Rate	Amount	Rate	Amount	Rate
Certificates maturing within
0 to 3 months	$ 328,152	2.50%	$ 515,953	2.96%	$ 583,754	3.05%
3 to 6 months	384,880	2.28	317,211	2.59	487,905	3.08
6 months to one year	645,101	2.46	577,879	2.42	578,237	2.67
One year to two years	648,785	3.10	690,817	3.17	543,863	3.26
After two years	675,479	3.49	636,243	3.61	621,832	3.86
Total certificates maturing	$ 2,682,397	2.85%	$ 2,738,103	3.01%	$ 2,815,591	3.20%

The following table presents the maturity and conversion option of FHLB advances at par. The balance of non-convertible advances excludes the $18.3 million market value adjustment on certain FHLB advances which have been hedged with interest rate swaps.

.

Conversion	Maturity by Fiscal Year
option by	2008		2009		2010		Total
Fiscal Year:	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
2004	$ --	--%	$ 725,000	5.60%	$ --	--%	$ 725,000	5.60%
2005	--	--	--	--	1,075,000	6.45	1,075,000	6.45
Non-convertible	225,000	5.68	--	--	1,175,000	6.27	1,400,000	6.17
Total	$ 225,000	5.68%	$ 725,000	5.60%	$ 2,250,000	6.35%	$3,200,000	6.14%

Item 4. Controls and Procedures

An evaluation of Capitol Federal Financial's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, the "Act") as of March 31, 2004, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.  Legal Proceedings
Not Applicable
Home<Index>

Item 2.  Change in Securities and Use of Proceeds
Not applicable
<Index>

Item 3.  Defaults Upon Senior Securities
Not applicable
<Index>

Item 4.  Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders for the fiscal year ended September 30, 2003, was held on January 27, 2004. There were two matters presented to the shareholders. The results were previously included in Part 2, Item 4 in the Form 10-Q for the period ended December 31, 2003.

<Index>

Item 5.  Other Information
Not applicable
<Index>

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1 [302 Certification of Chief Executive Officer]

Exhibit 31.2 [302 Certification of Chief Financial Officer]

Exhibit 32 [906 Certification]

(b) Reports on Form 8-K

On January 28, 2004, the Company filed a current report on Form 8-K containing a press release announcing a cash dividend of $0.50 per share on outstanding CFFN common stock payable on February 20, 2004 to stockholders of record as of the close of business on February 6, 2004, and a press release announcing the retirement of Frederick P. Reynolds from the Board of Directors and the election of Jeffrey R. Thompson to fill the position.

On February 4, 2004, the Company filed a current report on Form 8-K containing a press release announcing financial results for the fiscal quarter ended December 31, 2003.

<Index>

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL

Date:   May 5, 2004                                     By:   /s/ John B. Dicus
                                                                                     John B. Dicus, President and
                                                                                     Chief Executive Officer

Date:   May 5, 2004                                   By:   /s/ Neil F. M. McKay
                                                                                     Neil F.M. McKay, Executive Vice President
                                                                                     and Chief Financial Officer

<Index>