Form 10-Q
period 2004-06-30
CAPITOL FEDERAL FINANCIAL
filed 2004-08-04
CIK 1074433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

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

Common Stock 73,972,001
Class Shares Outstanding
as of July 30, 2004

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(dollars in thousands, except per share data and amounts)
	June 30,	September 30,
	2004	2003
ASSETS:
Cash and cash equivalents	$101,645	$41,918
Investment securities held-to-maturity, at cost (market value of $668,352
and $1,046,693)	663,355	1,022,412
Mortgage-related securities:
Available-for-sale, at market (amortized cost of $1,382,127 and $2,131,553)	1,365,629	2,128,721
Held-to-maturity, at cost (market value of $1,498,969 and $821,603)	1,524,980	815,453
Loans receivable held for sale, net	831	4,257
Loans receivable, net	4,536,710	4,307,440
Mortgage servicing rights, net	3,844	5,600
Capital stock of FHLB, at cost	173,752	169,274
Accrued interest receivable	36,071	41,937
Premises and equipment, net	24,860	26,509
Real estate owned, net	4,663	4,046
Income taxes receivable	2,929	10,537
Other assets	8,084	4,712
TOTAL ASSETS	$8,447,353	$8,582,816

LIABILITIES:
Deposits	$4,174,113	$4,237,889
Advances from FHLB	3,180,010	3,200,000
Other borrowings, net	53,334	81,146
Advance payments by borrowers for taxes and insurance	20,699	38,935
Deferred income taxes payable, net	4,108	8,346
Accounts payable and accrued expenses	51,102	40,055
Total Liabilities	7,483,366	7,606,371

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares
authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 shares authorized; 91,512,287
shares issued as of June 30, 2004 and September 30, 2003	915	915
Additional paid-in capital	412,868	401,745
Retained earnings	875,183	896,015
Accumulated other comprehensive loss	(10,241)	(1,758)
Unearned compensation, Employee Stock Ownership Plan	(21,327)	(21,875)
Unearned compensation, Recognition and Retention Plan	(306)	(1,599)
Less shares held in treasury (17,542,586 and 18,203,228 shares as of
June 30, 2004 and September 30, 2003, at cost)	(293,105)	(296,998)
Total Stockholders' Equity	963,987	976,445

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,447,353	$8,582,816

See accompanying notes to consolidated interim financial statements.

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
INTEREST AND DIVIDEND INCOME:
Loans receivable	$60,916	$68,530	$183,290	$222,683
Mortgage-related securities	23,427	25,910	70,459	96,836
Investment securities	8,403	7,593	28,125	22,023
Capital stock of FHLB	1,499	1,477	4,478	4,504
Cash and cash equivalents	188	310	568	1,259
Total interest and dividend income	94,433	103,820	286,920	347,305

INTEREST EXPENSE:
Deposits	22,295	29,255	70,261	97,618
FHLB Advances	44,416	49,633	138,247	149,018
Other borrowings	538	726	829	2,478
Total interest expense	67,249	79,614	209,337	249,114

NET INTEREST AND DIVIDEND INCOME	27,184	24,206	77,583	98,191
PROVISION FOR LOAN LOSSES	20	--	20	--
NET INTEREST AND DIVIDEND INCOME
AFTER PROVISION FOR LOAN LOSSES	27,164	24,206	77,563	98,191

OTHER INCOME:
Retail fees and charges	4,369	3,892	11,664	11,324
Loan fees	592	787	1,844	2,266
Insurance commissions	418	463	1,433	1,514
Gain on sale of loans receivable held for sale	15	433	102	18,627
Other, net	1,039	884	3,050	2,926
Total other income	6,433	6,459	18,093	36,657

OTHER EXPENSES:
Salaries and employee benefits	10,205	9,723	32,749	30,022
Occupancy of premises	3,125	2,768	8,832	8,200
Deposit and loan transaction fees	993	1,252	2,680	3,855
Regulatory and other services	880	1,077	2,924	3,046
Advertising	816	685	2,232	2,977
Office supplies and related expenses	620	860	1,808	2,093
Federal insurance premium	164	177	498	559
Other, net	906	1,754	4,177	3,588
Total other expenses	17,709	18,296	55,900	54,340

INCOME BEFORE INCOME TAX EXPENSE	15,888	12,369	39,756	80,508

INCOME TAX EXPENSE	6,403	4,842	16,043	31,437
NET INCOME	$9,485	$7,527	$23,713	$49,071

Basic earnings per share	$0.13	$0.11	$0.33	$0.70
Diluted earnings per share	$0.13	$0.11	$0.32	$0.68
Dividends declared per share	$0.50	$0.23	$2.31	$0.66

See accompanying notes to consolidated interim financial statements.

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(dollars in thousands, except per share amounts)
				Accumulated
		Additional		Other	Unearned	Unearned
	Common	Paid-In	Retained	Comprehensive	Compensation	Compensation	Treasury
	Stock	Capital	Earnings	Loss	(ESOP)	(RRP)	Stock	Total

Balance at October 1, 2003	$915	$401,745	$896,015	($1,758)	($21,875)	($1,599)	($296,998)	$976,445
Comprehensive Income:
Net income			23,713					23,713
Changes in unrealized gains/(losses) on
available-for-sale securities, net of deferred
income tax ($5,184)				(8,483)				(8,483)
Total comprehensive income								15,230

Change in Employee Stock Ownership Plan		3,670			548			4,218
Change in Recognition and Retention Plan		2,665	(9)			1,293	48	3,997
Acquisition of treasury stock							(3,355)	(3,355)
Stock options exercised		4,788	2				7,200	11,990
Dividends on common stock to
stockholders ($2.31 per share)			(44,538)					(44,538)
Balance at June 30, 2004	$915	$412,868	$875,183	($10,241)	($21,327)	($306)	($293,105)	$963,987

See accompanying notes to consolidated interim financial statements.

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)
	For the Nine Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,713	$49,071
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(4,478)	--
Net loan origination fees capitalized	5,065	12,181
Amortization of net deferred loan origination fees	(2,226)	(9,976)
Provision for loan losses	20	--
Losses on sales of premises and equipment, net	82	19
Gains on sales of real estate owned, net	(815)	(287)
Gains on sales of loans receivable held for sale	(102)	(18,627)
Originations of loans held for sale	(6,386)	(476,899)
Proceeds from sales of loans held for sale	9,913	613,648
Amortization of mortgage servicing rights	1,090	1,050
Impairments of mortgage servicing rights	1,108	848
Recovery of impairment valuation on mortgage servicing rights	(471)	--
Amortization and accretion of premiums and discounts on
mortgage-related securities and investment securities	21,327	21,912
Depreciation and amortization on premises and equipment	3,031	2,583
Amortization of deferred debt issuance costs	260	147
Compensation expense related to ESOP	5,182	4,338
Compensation expense related to RRP	1,474	1,783
RRP shares sold, net of forfeitures	(22)	27
Changes in:
Accrued interest receivable	5,866	(3,078)
Other assets	(1,694)	(886)
Income taxes receivable and deferred income taxes payable	16,044	(4,782)
Accounts payable and accrued expenses	(8,942)	4,064
Net cash provided by operating activities	69,039	197,136

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment in Capitol Federal Financial Trust I	(1,609)	--
Proceeds from maturities of investment securities	505,205	25,000
Purchases of investment securities	(150,000)	(505,044)
Proceeds from the retirement of capital stock of FHLB	--	9,476
Purchases of capital stock of FHLB	--	(15,500)
Principal collected on mortgage-related securities available-for-sale	734,281	953,465
Purchases of mortgage-related securities available-for-sale	(1,050)	(2,340,718)
Principal collected on mortgage-related securities held-to-maturity	173,306	1,084,317
Purchases of mortgage-related securities held-to-maturity	(884,113)	(133,318)
Loan originations, net of principal collected	(28,794)	505,683
Loan purchases, net of principal collected	(209,651)	70,059
Purchases of premises and equipment, net	(1,464)	(4,788)
Proceeds from sales of real estate owned	6,473	4,095
Net cash provided by (used in) investing activities	142,584	(347,273)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(44,538)	(35,365)
Dividends in excess of debt service cost of the ESOP	(964)	(2,706)
Deposits, net of withdrawals	(63,776)	(113,628)
Proceeds from advances from FHLB	115,000	443,000
Repayments on advances from FHLB	(115,000)	(443,000)
Proceeds from other borrowings	53,609	--
Capitalized debt issuance costs	(290)	--
Repayments on other borrowings	(81,391)	(15,261)
Change in advance payments by borrowers for taxes and insurance	(18,236)	(20,130)
Acquisitions of treasury stock	--	(17,738)
Acquisitions of treasury stock from exercise of stock options	(3,355)	(788)
Stock options exercised	7,045	4,030
Net cash used in financing activities	(151,896)	(201,586)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	59,727	(351,723)
CASH AND CASH EQUIVALENTS:
Beginning of Period	41,918	452,341
End of Period	$101,645	$100,618

SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING TRANSACTIONS:
Loans transferred to real estate owned	$ 6,316	$ 4,839
Tax effect of employee exercise of non-qualifying disposition
of stock options	$ 4,446	$ 542
Tax effect of employee exercise of incentive stock options	$ 499	$ 220
Tax effect of RRP share transactions	$ 2,545	$ 2,403
Market value adjustment related to fair value hedges:
Interest rate swaps hedging FHLB advances	$ 19,990	$ --

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

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the valuation of mortgage servicing rights, derivative instruments and allowances for losses on loans . While management believes that these allowances are adequate, future additions to the allowances may be necessary based on changes in economic conditions.

The Company is the sole shareholder of Capitol Federal Savings Bank (the "Bank"). The Company's majority shareholder is Capitol Federal Savings Bank MHC ("MHC"), a federally chartered mutual holding company.

All dollar amounts are in thousands except per share data, unless otherwise indicated.

2.   Recent Accounting Pronouncements

SEC Staff Accounting Bulletin ("SAB") No. 105 "Application of Accounting Principles to Loan Commitments" was released in March 2004. This release summarizes the SEC staff position regarding the application of GAAP to loan commitments accounted for as derivative instruments. The Company accounts for interest rate lock commitments issued on mortgage loans that will be held for sale as derivative instruments. Consistent with SAB No. 105, the Company considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely on changes in market interest rates. As of June 30, 2004, the Company had no interest rate lock commitments on mortgage loans to be held for sale. The Company's adoption of this bulletin did not have a material impact on its consolidated financial statements.

At the March 17-18, 2004 Emerging Issues Task Force ("EITF") meeting, the Task Force reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments". Issue 03-1 provides guidance for determining when an investment is other-than-temporarily impaired and disclosure requirements regarding impairments that have not been recognized as other-than-temporary. Other-than-temporary impairment evaluations and the disclosure requirements are effective for our September 30, 2004 consolidated financial statements. Issue 03-1 is not expected to have a material impact on our consolidated financial statements.

3.   Accounting for Stock Based Compensation

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure". The Company applies the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by SFAS Nos. 123 and 148, and related interpretations in accounting for our stock-based compensation plans.

For purposes of the pro forma disclosures required by SFAS No. 148, the estimated fair value of the options is amortized to expense on a straight-line method over the options' vesting period. If the fair value provisions under SFAS No. 123 would have been adopted, salary and employee benefit expense would have been $10.2 million for the three months ended June 30, 2004 and $10.1 million for the same period last year. Compensation expense for the nine months ended June 30, 2004 would have been $33.5 million and $31.0 million for the same period last year.

The following table presents the pro forma impact on earnings and earnings per share.
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net Income	$9,485	$7,527	$23,713	$49,071

Add: Stock-based compensation expense included
in reported net income	2,501	2,621	8,630	7,896
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	2,525	2,825	9,102	8,512

Pro forma net income	$9,461	$7,323	$23,241	$48,455

Net earnings per share
Basic-as reported	$0.13	$0.11	$0.33	$0.70
Basic-pro forma	$0.13	$0.11	$0.33	$0.69

Diluted-as reported	$0.13	$0.11	$0.32	$0.68
Diluted-pro forma	$0.13	$0.10	$0.32	$0.67

4.   Gain on the Sale of Mortgage Loans Held for Sale

During the nine months ended June 30, 2004, the Bank did not complete any mortgage loan sales. During the same period in the previous fiscal year, a total of $574.6 million in fixed-rate single family loans were sold into the secondary market. The Bank recognized a gain of $18.2 million, pre-tax, on the sale of these loans. As a result of retaining servicing rights on these mortgage loans sold, the Bank recorded an increase of $5.1 million in its mortgage servicing rights during the nine months ended June 30, 2003. At June 30, 2004, the Bank had $831 thousand of student loans held for sale and no single family mortgage loans held for sale.

5.   Earnings Per Share

For the quarter ended June 30, 2004, basic and diluted earnings per share were $0.13. The Company accounts for the 3,024,574 shares acquired by its ESOP in accordance with SOP 93-6 and the shares acquired for its Recognition and Retention Plan ("RRP") in a manner similar to the ESOP shares. Shares acquired by the ESOP and the RRP are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee's individual account. The following is a reconciliation of the denominators of the basic and diluted earnings per share calculations.
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net Income	$9,485	$7,527	$23,713	$49,071

Average common shares outstanding	71,781,258	70,696,870	71,375,369	70,555,161
Average committed ESOP shares outstanding	101,374	101,374	50,778	50,779
Total basic average common shares
outstanding	71,882,632	70,798,244	71,426,147	70,605,940

Effect of dilutive RRP shares	49,383	229,660	173,013	342,901
Effect of dilutive stock options	886,211	1,366,467	1,144,746	1,419,175
Total diluted average common shares
outstanding	72,818,226	72,394,371	72,743,906	72,368,016

Net earnings per share
Basic	$0.13	$0.11	$0.33	$0.70
Diluted	$0.13	$0.11	$0.32	$0.68

6.   Trust Preferred Securities

On March 24, 2004, the Company established a Delaware business trust, Capitol Federal Financial Trust I (the "Trust"), of which the Company owns 100% of the common securities or 3% of the Trust. Outside investors own 100% of the capital securities or 97% of the Trust. The Trust was formed for the purpose of issuing Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures ("Trust Preferred Securities"). The Trust issued $53.6 million of Trust Preferred Securities on March 24, 2004. The Company purchased $1.6 million, or 3%, of the common securities which are reported in other assets in the June 30, 2004 consolidated balance sheet.

Interest on the Trust Preferred Securities is due quarterly in January, April, July and October until the maturity date of April 7, 2034. The interest rate, which resets at each interest payment, is based upon the three month LIBOR rate plus 275 basis points. The principal is due at maturity. The Trust Preferred Securities are callable, in part or whole, beginning on April 7, 2009, at par, at the option of the Trust. The Company has guaranteed the obligations of the Trust. The Trust is not included in the consolidated financial statements of the Company in accordance with revised Financial Accounting Standards Board ("FASB") Interpretation ("FIN") 46R, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51".

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

7.   Interest Rate Swap Agreements

On December 15, 2003, the Bank entered into interest rate swap agreements with a notional amount of $800.0 million. The Bank is utilizing the interest rate swaps to reduce the interest expense associated with some Federal Home Loan Bank ("FHLB") advances and to modify its interest rate risk profile. The Bank has agreed to receive interest from counterparties at a fixed-rate matching the amounts paid by the Bank on the hedged FHLB advances and to pay interest at a variable rate indexed to the one month LIBOR rate plus an average spread of 248 basis points during the entire term of the interest rate swaps and remaining term of the hedged FHLB advances.

The interest rate swaps are designated and qualify as fair value hedges under SFAS No. 133. The Bank has assumed no ineffectiveness in the hedging relationship as all of the terms in the interest rate swap agreements match the terms of the FHLB advances. The Bank is accounting for the interest rate swap agreements using the shortcut method, whereby, any gain or loss in the fair value on the interest rate swaps is offset by a gain or loss on the hedged FHLB advances. The fair value of the Bank's interest rate swap agreements are estimated by discounting anticipated cashflows associated with the receive-fixed rate component of the swap and the pay-variable rate component of the swap over the remaining contractual terms of each swap. The pay-variable rate component cash flows are estimated using forward interest rate curves for the one month LIBOR as of June 30, 2004. At June 30, 2004, the negative fair value adjustment on the interest rate swaps was an unrealized loss of $20.0 million which was reflected as a component of accounts payable and accrued expenses. The carrying amount of the FHLB advances was reduced by an identical amount.

8.   Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the current interim period.

9.  Reclassifications

Certain reclassifications have been made to the fiscal 2003 consolidated financial statements in order to conform to the fiscal 2004 presentation.

10. Subsequent Event

On July 21, 2004, the Bank refinanced $2.40 billion of its fixed-rate FHLB advances. The refinanced FHLB advances were not hedged by the Bank. The refinanced FHLB advances had a weighted average cost of 6.13% and were scheduled to mature between May 2009 and September 2010. The Bank incurred a prepayment penalty of $236.1 million, pre-tax. The Bank entered into $2.65 billion of new fixed-rate, fixed-term FHLB advances that have no conversion features. The increase in the amount of advances was primarily to pay for the prepayment penalty associated with the refinancing. The following table presents the maturity structure and rates for the new $2.65 billion of FHLB advances.
Maturity by
Fiscal Year	Amount	Rate
2005	$ 200,000	2.14%
2007	750,000	3.52
2008	900,000	3.87
2009	600,000	4.24
2010	200,000	4.63
Total	$2,650,000	3.78%

The following table presents the maturity structure and rates for all FHLB advances after the refinancing. The total balance excludes the unrealized loss of $20.0 million on the interest rate swaps at June 30, 2004.
		Actual rates	Effective
		without	rates with
Maturity by		interest rate	interest rate
Fiscal Year	Amount	swaps:	swaps: (1)
2005	$200,000	2.14%	2.14%
2007	750,000	3.52	3.52
2008	1,125,000	4.23	3.80
2009	600,000	4.24	4.24
2010	775,000	5.90	3.88
Total	$3,450,000	4.33%	3.74%

(1) Interest rates on the interest rate swaps are as of June 30, 2004.

The new FHLB advances have an average cost of 3.78% which reduces the cost of FHLB advances that are not hedged by 2.35% until the FHLB advances scheduled to mature in fiscal year 2005 reprice. The change in the term structure of the FHLB advances has the effect of shortening the average maturity of the refinanced FHLB advances to a weighted average life of 43 months from 67 months. The effective tax rate for the nine months ended June 30, 2004 was 40.4%. After recording the $236.1 million prepayment cost associated with the refinancing, the composite effective tax rate for fiscal year 2004 is estimated to be a benefit of 37.1%.

The Bank's regulatory core and tier one capital ratios were 8.5% after the transaction, which continues to be above the levels required by the Office of Thrift Supervision ("OTS") to be classified as a well capitalized institution. This transaction will not affect the Company's current dividend policy.

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

Allowance for Loan Losses We maintain an allowance for loan losses to absorb losses known and inherent in the loan portfolio based upon ongoing, quarterly assessments of the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include a formula allowance, specific allowances for identified problem loans and portfolio segments and economic conditions that may lead to a concern about the loan portfolio or segments of the loan portfolio. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of such loans or pools of loans. Changes in risk evaluations of both performing and non-performing loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience and on significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors for loans on residential properties with greater than four units and loans on construction and development and commercial properties are computed based on an evaluation of inherent losses on these loans. Loan loss factors for portfolio segments are representative of the credit risks associated with loans in those segments. The greater the credit risks associated with a particular segment, the greater the loss factor. Loss factors increase within each portfolio segment as loans become classified, delinquent, the foreclosure process begins or as economic conditions warrant.

The appropriateness of the allowance is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas. Other conditions that management considers in determining the appropriateness of the allowance include, but are not limited to, changes to our underwriting standards, credit quality trends (including changes in non-performing loans expected to result from existing conditions), trends in collateral values, loan volumes and concentrations, and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of those loans.

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

Derivative Instruments The Bank has entered into interest rate swap agreements to hedge certain FHLB advances. The Bank pays a variable rate of interest tied to the one month LIBOR and receives a fixed-rate of interest matching the hedged FHLB advances. When the Bank entered into the interest rate swap agreements, they were designated as fair value hedges. All terms in the interest rate swap agreements relating to the pay-fixed rate components and timing of cash flows match the terms of the hedged FHLB advances. Therefore, the Bank has assumed no ineffectiveness in the hedging relationship and accounts for the interest rate swaps using the shortcut method. Any gain or loss in the fair value of the interest rate swaps is offset by a gain or loss on the hedged FHLB advances.

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

As a result of providing customers products they desire, the Bank's primary focus becomes one of managing cash flows. This is done through the setting of interest rates on loan and deposit products and the investment of cash flows not placed in our local markets through the origination of loans into investments that meet the long term objectives of earnings and liquidity management or to increase cashflow deficiencies if locally generated cash flows are not sufficient from deposits to meet local loan demand. The Bank manages all of its portfolios, both asset and liability portfolios, essentially as held-to-maturity portfolios. As such, changes in the balance or mix of products in these portfolios does not typically occur quickly, especially in a rising rate environment. Because of this, management looks at changes over a period of time to determine trends that can be changed through various strategies in our local markets or by the investments we make or borrowings we incur.

The primary components of our strategy include:

  Single-Family Portfolio Lending. We are one of the largest originators of one- to four-family residential mortgage loans in the State of Kansas. We have primarily originated these loans for our own portfolio, rather than for sale, and we generally service the loans we originate. We provide retail customers with alternatives for their borrowing needs by offering both fixed- and adjustable-rate products with various terms to maturity and pricing alternatives. We combine with our lending products underwriting standards designed to limit our exposure to credit risk which has resulted in minimal levels of delinquent and non-performing loans. We offer special programs to individuals who may be first time home buyers, have low or moderate incomes or may have certain credit risk concerns in order to maximize our ability to deliver home ownership opportunities. We attract customers through our strong relationships with real estate agents, loan agents, reputation, pricing, walk-in customers and customers that apply on the internet.
  Retail Financial Services. We offer a wide array of deposit products and retail services for our customers. These products include checking, savings, money market accounts, certificates of deposit and retirement accounts. These are provided through a branch network of 36 locations, offering traditional branch locations and locations in retail stores, our call center which operates on extended hours, telephone bill payment services and internet based transaction services.
  Commitment to Cost Control. We are very effective at controlling our costs of operations outside of the expense portion of our employee benefit plans that are tied to our stock price since we have no control over the stock market. By using technology, we are able to increase productivity and centralize our lending and deposit support functions for efficient processing. Our retail orientation allows us to serve a broad range of customers through relatively few branch locations. Our average deposit base per traditional branch at June 30, 2004 was over $149.1 million. This helps to control costs. Our single-family residential lending process, through effective management of credit risk, allows us to service a large portfolio of loans at efficient levels because there are reduced costs with servicing a portfolio of performing loans.
  Strong Capital Position. Our policy has always been to protect the safety and soundness of Capitol Federal Savings through conservative credit and operational risk management, balance sheet strength, consistent earnings and sound operations. The end result of these activities is a capital ratio that is in excess of the well-capitalized standards set by the OTS. We believe that by maintaining a strong capital position we can best safeguard the long-term interests of the Bank, Company and stockholders.
  Shareholder Value. We strive to enhance shareholder value while maintaining a strong capital position. We continue to provide returns to shareholders through our dividend payments. In November 2003, the Board adjusted its dividend policy for calendar year 2004 with the intent to pay its calendar year dividend in four equal quarterly installments. No dividend payout ratio has been targeted and one is not currently contemplated. On July 27, 2004, the Board approved a dividend of $0.50 per share which will be paid on August 20, 2004 to holders of record as of August 6, 2004. Excluding the August 20, 2004 dividend payment, the Company has paid dividends of $2.31 per share during fiscal year 2004.
  Risk Management. Changes in interest rates is our primary risk as our consolidated balance sheet is almost entirely comprised of interest-earning assets and interest-bearing liabilities. As such, fluctuations in interest rates have a significant impact on not only our net income but also on the cashflows of those assets and liabilities and the market value of our assets and liabilities. The interest rate environment during fiscal year 2003 and continuing into fiscal year 2004 was one generally of historical lows which caused compression in our net interest margin. To manage interest rate risk, our Asset and Liability Committee ("ALCO") meets weekly to discuss and monitor the current interest rate environment compared to interest rates offered on our loan and deposit products. Additionally, ALCO meets once a month to review reports that present the effects that changes in interest rates will have on our earnings, the present market value of our equity and cashflows. The members of ALCO are the Chairman, the Chief Executive Officer, the Chief Financial Officer (chair of ALCO), the Executive Vice President for Corporate Services, the Chief Lending Officer, the Executive Vice President for Retail Operations and the Controller.

Executive Summary

Our results of operations depend primarily on net interest income, which is a direct result of the interest rate environments over time. Net interest income is the difference between the interest income earned on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Net interest income is directly impacted by the spread between long-term interest rates and short-term interest rates.

We generally price our loan and deposit products based upon an analysis of our competition and changes in market rates. While we do not explicitly price our products at a margin to a specific market rate or index, our products do tend to be priced at a margin to general market rates or indices. While national market rates change constantly, and rates offered by competitors with nationwide delivery channels may change during a business day, we generally allow our rates to remain available to customers for up to a week on deposit products and several days to a week on loan products. Our loans are generally priced based upon the 10 year Treasury rate while the rates on our deposits are generally priced based upon short-term Treasury interest rates. The majority of our loans are fixed-rate products with maturities up to 30 years, while the majority of our deposits have maturity/reprice dates of less than 2 years. The recent increase in the Fed Funds rate by the Federal Reserve Board of 25 basis points has had almost no effect on the pricing of our deposits or loans. However, additional increases by the Federal Reserve Board could influence local deposit rates such that we will have to increase deposit rates.

Interest rates during the first nine months of fiscal year 2004 generally remained at historical lows while fluctuating during the period. Long-term interest rates during the first quarter of fiscal year 2004 were gradually increasing, followed by a second quarter of gradually decreasing long-term interest rates. By the beginning of the third quarter of fiscal year 2004, long-term interest rates reached early January 2004 levels and increased during the quarter. The spread between long-term and short-term rates remained largely unchanged during the third quarter while the spread between two year and five year treasuries and long-term treasuries narrowed. Generally, an increase in long-term interest rates and a steeper yield curve should have a positive impact on our interest income in future periods.

Changes in interest rates affect the prepayment activity on our mortgage-related assets which has a direct impact on the yields of our interest-earning assets. Generally, prepayments increase during periods of decreasing interest rates and decrease during periods of increasing interest rates. When prepayments increase, the yield earned on our mortgage-related assets decrease as prepayments received are reinvested at the then current lower market interest rates and there is generally an increase in premium amortization. Prepayment activity has been extraordinarily high over the past two years on our mortgage-related assets due to the historically low interest rate environment. The net premium amortized on our mortgage-related securities during the third quarter of fiscal year 2004 was $7.1 million compared to $8.7 million during the same period one year ago. During the first nine months of fiscal year 2004 net premium amortization was $17.5 million compared to $16.1 million during the same period last year. Prepayments have continued to keep the yield on our mortgage-related securities low.

Slightly over half of our interest-bearing liabilities are deposits and well over half of our deposits are certificates of deposit. Deposits have a much shorter term to maturity/reprice than our interest-earning assets, therefore they reprice much quicker than our interest-earning assets. The average cost of our deposits has steadily decreased during the past two years due to our deposits repricing to current rates. During the second and third quarters of fiscal year 2004, the average cost of our deposits remained relatively flat due to the stabilization of short-term interest rates.

Slightly over 40% of our interest-bearing liabilities are FHLB advances. Our FHLB advances have a weighted average cost of 6.14%. We have interest rate swaps on 25% of our FHLB advances which effectively lowered the weighted average cost on our FHLB advances to 5.49% at June 30, 2004. As discussed in the notes to the consolidated financial statements, the Bank refinanced $2.40 billion of its FHLB advances that were not hedged by interest rate swaps during July 2004. The refinancing lowered the weighted average cost on our new refinanced FHLB advances to 3.78% from 6.13%. The refinance was undertaken at this time because the amount of the prepayment cost and the rates that would be paid on the new borrowings would significantly impact operations immediately by reducing the amount of cash paid to FHLB which can then be used to fund the operations of the Bank. The Bank's regulatory capital ratios, after the completion of the refinance, were an important factor when management analyzed this transaction. After the refinance, the Bank's regulatory capital ratios continued to be above the levels required by the OTS to be classified as a well-capitalized institution.

Financial Condition

During the first nine months of fiscal year 2004, total assets decreased $135.5 million to $8.45 billion at June 30, 2004. The decrease in assets was mainly attributed to the decrease in investment securities of $359.1 million, partially offset by an increase in loans receivable of $229.3 million. During fiscal year 2004, $445.2 million of our agency bonds matured and $60.0 million were called. These maturing agency bonds were short-term agency bonds purchased during the quarter ended December 31, 2002 as part of the Bank's then strategy to maintain cashflows that would be available for reinvestment in about a twelve month time frame. The increase in loans is attributed to a slow down in prepayments due to an increase in rates compared to the same period one year ago and also due to the Bank purchasing $310.0 million loans during fiscal year 2004. During the third quarter of fiscal year 2004, management changed its strategy of using funds from the repayments and maturity of interest-earning assets to purchase mortgage loans rather than mortgage-related securities. The reason for the change in strategy was due to the yields on mortgage loans being more favorable than the yields on mortgage-related securities. At June 30, 2004, the Bank had commitments to purchase $357.6 million mortgage loans, $8.3 million fixed-rate and $349.3 million adjustable-rate, at a weighted average rate of 4.78% which are expected to be funded before the end of fiscal year 2004.

Since September 30, 2003, deposits have decreased $63.8 million to $4.17 billion at June 30, 2004. There has been growth in all deposit categories except certificates of deposit. The pace at which the certificate balance was decreasing started to slow during the second quarter of fiscal year 2004 and then the balance began increasing during the third quarter. However, the total decrease in certificates during fiscal year 2004 more than offset the growth in all other deposit categories.

In December 2003, the Bank entered into interest rate swaps of $800.0 million to hedge an equal amount of FHLB advances. The interest rate swaps are designated as fair value hedges and the Bank accounts for the hedges using the shortcut method. Gains/losses in the fair value of the interest rate swaps are offset by a gain/loss on the hedged FHLB advances. At June 30, 2004, the negative fair value adjustment on the interest rate swaps was an unrealized loss of $20.0 million which is reflected in accounts payable and accrued expenses. The carrying amount of the FHLB advances was reduced by an identical amount which explains the FHLB advance balance decrease from September 30, 2003 to June 30, 2004.

During March 2004, the Company issued $53.6 million of Debentures to Capitol Federal Financial Trust I. This transaction increased the Company's borrowings and cash.

The following table presents selected balance sheet data for the Company at the dates indicated.

	Balance at
	June 30,	March 31,	December 31,	September 30,	June 30,
	2004	2004	2003	2003	2003
Selected Balance Sheet Data:
Total assets	$8,447,353	$8,466,368	$8,383,441	$8,582,816	$8,629,114
Cash and cash equivalents	101,645	89,859	40,152	41,918	100,618
Loans receivable, net	4,536,710	4,367,465	4,337,117	4,307,440	4,287,867
Mortgage-related securities	2,890,609	2,990,238	2,595,541	2,944,174	2,989,994
Investment securities	663,355	738,790	1,144,850	1,022,412	975,011
Capital stock of FHLB	173,752	172,254	170,767	169,274	169,274
Deposits	4,174,113	4,144,842	4,173,585	4,237,889	4,278,246
FHLB advances	3,180,010	3,218,321	3,196,642	3,200,000	3,200,000
Borrowings, other	53,334	53,270	--	81,146	86,187
Stockholders' equity	963,987	971,414	957,323	976,445	990,096
Unrealized gain/(loss) on AFS
securities, net of income taxes	(10,241)	4,532	(2,898)	(1,758)	14,437
Equity to total assets at end of period	11.41%	11.47%	11.42%	11.38%	11.47%
Book value per share	$13.37	$13.58	$13.45	$13.75	$13.95
Shares outstanding	72,091,547	71,509,303	71,160,324	71,027,675	70,968,767

Assets.  Total assets of the Company decreased $135.5 million from $8.58 billion at September 30, 2003 to $8.45 billion at June 30, 2004. The decrease was primarily due to a $359.1 million decrease in investment securities and a decrease in mortgage-related securities of $53.6 million, partially offset by an increase of $229.3 million in loans receivable and an increase in cash and cash equivalents of $59.7 million.

  Mortgage-related securities decreased from $2.94 billion at September 30, 2003 to $2.89 billion at June 30, 2004. The decrease in the balance was due primarily to the amount of maturities and repayments during fiscal year 2004. The funds from the maturities and repayments were not entirely reinvested into mortgage-related securities. Rather, the funds were used to purchase mortgage loans primarily during the current quarter.

There were $885.2 million of mortgage-related securities purchased during fiscal year 2004 compared to $2.47 billion during the same period in the prior year. The average yield on the securities purchased during the current fiscal year was 3.85% and the estimated weighted average life ("WAL") was 8.14 years. The adjustable-rate mortgage-related securities purchased during fiscal year 2004 had an average of 3.71 years until their first reprice. Approximately 58% of the mortgage-related securities purchased during the past nine months were adjustable-rate. If market rates of interest increase prior to the time the adjustable-rate securities reprice, they generally will reprice upward and provide a higher yield than realized during their initial pricing period.

The following table provides a summary of the activity in our portfolio of mortgage-related securities for the periods presented. The yields and WAL for purchases are presented as recorded at the time of purchase. The yields and WAL for the beginning and ending balances are as of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The $23.8 million change in the valuation on AFS securities between June 30, 2004 and March 31, 2004 is a result of the rising interest rate environment. The rate for a par priced security is now higher than par priced securities purchased in previous quarters. The result of this change in market rates is a decrease in the fair value on our AFS securities.
	For the Three Months Ended			For the Three Months Ended			For the Three Months Ended
	June 30, 2004			March 31, 2004			December 31, 2003
Mortgage-related securities:	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
Beginning balance	$2,990,238	3.65%	4.54	$2,595,541	3.46%	3.28	$2,944,174	2.99%	3.14
Maturities and repayments	(359,815)			(206,651)			(341,121)
Net amortization of premiums/discounts	(7,059)			(4,240)			(6,176)
Purchases
Fixed	193,154	4.57	5.58	175,403	4.22	5.25	500	5.23	6.72
ARMs	97,891	4.05	10.17	418,215	3.31	10.07	--	--	--
Change in valuation on AFS securities	(23,800)			11,970			(1,836)
Ending balance	$2,890,609	3.31%	4.93	$2,990,238	3.65%	4.54	$2,595,541	3.46%	3.28

	For the Nine Months Ended			For the Nine Months Ended
	June 30, 2004			June 30, 2003
Mortgage-related securities:	Amount	Yield	WAL	Amount	Yield	WAL
Beginning balance	$2,944,174	2.99%	3.14	$2,574,880	5.56	2.71
Maturities and repayments	(907,587)			(2,037,782)
Net amortization of premiums/discounts	(17,475)			(16,065)
Purchases
Fixed	369,057	4.40	5.42	133,318	2.99	4.11
ARMs	516,106	3.45	10.09	2,340,718	3.96	9.99
Change in valuation on AFS securities	(13,666)			(5,075)
Ending balance	$2,890,609	3.31%	4.93	$2,989,994	3.54%	2.82

  Investment securities, which consist of agency bonds, decreased from $1.02 billion at September 30, 2003 to $663.4 million at June 30, 2004. The following table provides a summary of the activity of investment securities for the periods presented. The yields and WAL for purchases are presented as recorded at the time of purchase. The yields and WAL for the beginning and ending balances are as of the period presented. The increase in the WAL from March 31, 2004 to June 30, 2004 is a result of the increased unlikelihood that the callable agency bonds will be called prior to maturity due to the increase in interest rates.
	For the Three Months Ended			For the Three Months Ended			For the Three Months Ended
	June 30, 2004			March 31, 2004			December 31, 2003
Investment securities:	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
Beginning balance	$738,790	4.90%	1.72	$1,144,850	3.80%	2.71	$1,022,412	3.52%	1.53
Maturities and calls	(75,000)			(405,205)			(25,000)
Net amortization of premiums/discounts	(335)			(955)			(2,562)
Purchases and transfers	(100)			100			150,000	5.92	15.00
Ending balance	$663,355	4.89%	5.07	$738,790	4.90%	1.72	$1,144,850	3.80%	2.71

	For the Nine Months Ended			For the Nine Months Ended
	June 30, 2004			June 30, 2003
Investment securities:	Amount	Yield	WAL	Amount	Yield	WAL
Beginning balance	$1,022,412	3.52%	1.53	$500,814	5.20%	2.44
Maturities and calls	(505,205)			(25,000)
Net amortization of premiums/discounts	(3,852)			(5,847)
Purchases and transfers	150,000	5.92	15.00	505,044	1.94	2.23
Ending balance	$663,355	4.89%	5.07	$975,011	3.55%	1.65

  The loan portfolio increased from $4.31 billion at September 30, 2003 to $4.54 billion at June 30, 2004. During the nine months ended June 30, 2004, the Bank originated, refinanced and purchased loans totaling $993.8 million at an average yield of 4.94%. This volume of originations and purchases was partially offset by loan repayments of $758.0 million.

As previously discussed, the Bank began buying a larger volume of mortgage loans during the third quarter of fiscal year 2004. The underwriting standards of the loans purchased are not significantly different from our own internal underwriting standards. The Bank has not been buying and does not plan to buy the related servicing associated with the majority of these loans. Management's intention is to retain the mortgage loans purchased in the Bank's loan portfolio. The trend of purchasing mortgage loans rather than mortgage-related securities with excess funds is expected to continue.

The average yield on our loan portfolio decreased 23 basis points from 5.70% at September 30, 2003 to 5.47% at June 30, 2004. Generally, during the nine month period ended June 30, 2004, the Bank's 30 year fixed-rate loans, with no points paid by the borrower, were priced at approximately 164 basis points above the average 10 year Treasury rate, while our 15 year fixed-rate loans were priced approximately 97 basis points above the average 10 year Treasury rate.

Loans with rate modifications totaled $71.9 million for the three month period ended June 30, 2004, a decrease of $377.1 million, or 84.0%, from the same period one year ago. The average rate on loans modified during the current quarter decreased 99 basis points from 6.20% to 5.21%. Modifications allow the customer to pay a fee to obtain current market rates without having to process a complete new loan application.

Loans that are refinanced represent loans that have been paid off with a new loan recorded. This process requires the complete underwriting of the loan. Refinanced loans totaled $63.4 million for the current quarter, a decrease of $61.6 million, or 49.3%, from the same period one year ago.

The following table summarizes the activity in the loan portfolio for the periods indicated, excluding changes in loans in process, deferred fees and allowance for loan losses.
	For the Three Months Ended						For the Nine Months Ended
	June 30, 2004		March 31, 2004		December 31, 2003		June 30, 2004		June 30, 2003
Loans receivable:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Beginning balance	$4,412,445	5.57%	$4,388,194	5.64%	$4,354,925	5.70%	$4,354,925	5.70%	$4,909,836	6.70%
Originations & refinances	269,904	5.11	176,810	5.00	237,044	5.24	683,758	5.13	1,170,409	5.34
Purchases	197,509	4.46	69,417	4.70	43,087	4.66	310,013	4.54	148,879	4.16
Repayments	(297,543)		(216,784)		(243,713)		(758,040)		(1,416,933)
Transfer to loans held for sale	(919)		(4,356)		(1,111)		(6,386)		(476,899)
Other	2,483		(836)		(2,038)		(391)		(6,598)
Ending balance	$4,583,879	5.47%	$4,412,445	5.57%	$4,388,194	5.64%	$4,583,879	5.47%	$4,328,694	5.99%

The following table presents the Company's loan portfolio at the dates indicated.

	June 30, 2004			March 31, 2004			September 30, 2003
	Amount	Yield	% of Total	Amount	Yield	% of Total	Amount	Yield	% of Total

Real Estate Loans:
One- to four-family	$4,287,525	5.47%	93.53%	$4,123,924	5.58%	93.46%	$4,069,197	5.71%	93.44%
Multi-family	36,061	6.58	0.79	35,619	6.69	0.81	38,464	6.74	0.88
Commercial	6,796	6.90	0.15	6,938	6.87	0.16	7,881	6.89	0.18
Construction and development	56,156	5.44	1.23	52,471	5.45	1.19	48,537	5.39	1.11
Total real estate loans	4,386,538	5.48	95.70	4,218,952	5.59	95.62	4,164,079	5.72	95.61

Consumer loans:
Savings loans	9,606	4.53	0.21	10,047	4.52	0.23	10,963	4.90	0.25
Home improvement	779	7.80	0.02	854	7.76	0.02	882	8.09	0.02
Automobile	2,496	8.22	0.05	2,814	8.34	0.06	3,798	8.36	0.09
Home equity	183,215	5.18	3.99	178,374	5.17	4.04	173,656	5.15	3.99
Other	1,245	10.31	0.03	1,404	9.67	0.03	1,547	10.49	0.04
Total consumer loans	197,341	5.23	4.30	193,493	5.23	4.38	190,846	5.26	4.39
Total loans receivable	4,583,879	5.47%	100.00%	4,412,445	5.57%	100.00%	4,354,925	5.70%	100.00%

Less:
Loans in process	23,968			24,639			27,039
Deferred fees and discounts	18,735			15,831			15,896
Allowance for losses	4,466			4,510			4,550
Total loans receivable, net	$4,536,710			$4,367,465			$4,307,440

Other information:
Loans serviced for others	$595,739			$652,542			$737,914

  The balance of non-performing loans continues to be low because of the underwriting standards we apply to loans we originate and purchase. Non-performing loans include loans primarily either 90 days or more delinquent or in the process of foreclosure. At June 30, 2004, our ratio of non-performing loans to total loans was 0.18%, down from 0.21% at September 30, 2003. The balance of real estate owned is represented by 46 properties with an average balance of approximately $101 thousand at June 30, 2004. Non-performing assets are comprised of non-performing loans and real estate owned. Loans 30 to 89 days delinquent, which are not included in non-performing loans, have decreased approximately 12.2% since September 30, 2003.

The risk that the balance of our non-performing loans may increase is primarily driven by the state of the local economies in which we lend. In most of our market areas, the economy has continued to be generally stable. Other risks to our loan portfolio remained largely unchanged from September 30, 2003, as property values have generally maintained or increased.

The following table presents the Company's 30-89 day delinquent loans, non-performing loans and real estate owned, at the dates indicated.
	June 30,	March 31,	December 31,	September 30,
	2004	2004	2003	2003
Asset Quality Information:
Loans 30-89 days delinquent	$22,844	$22,602	$21,856	$26,023
Non-performing loans	8,160	7,653	7,226	8,944
Real estate owned	4,663	4,569	4,933	4,046
Asset Quality Ratios:
Non-performing assets to total assets at
end of period	0.15%	0.14%	0.15%	0.15%
Non-performing loans to total loans	0.18%	0.18%	0.17%	0.21%

  The allowance for loan losses as a percentage of non-performing loans was 54.73% at June 30, 2004, compared to 50.87% at September 30, 2003. The increase in the ratio of allowance for loan losses to non-performing loans primarily resulted from a decrease in non-performing loans. Non-performing loans decreased $784 thousand, or 8.8% from September 30, 2003. Net charge-offs year-to-date of $104 thousand represent 0.81% of average non-performing assets and less than 0.01% of the average outstanding balance of loans receivable.

The following table presents the Company's activity for the allowance for loan losses and related ratios at the dates and for the periods indicated.
	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Allowance for loan and lease losses:
Beginning balance	$4,510	$4,718	$4,550	$4,825
Losses charged against the allowance:
One- to four-family loans	50	107	80	141
Multi-family loans	--	--	--	--
Commercial and other loans	--	--	--	--
Consumer loans	16	32	51	118
Total charge-offs	66	139	131	259
Recoveries	2	--	27	13
Provision charged to expense	20	--	20	--
Ending balance	$4,466	$4,579	$4,466	$4,579

Allowance for loan losses to non-
performing loans			54.73%	48.31%
Allowance for loan losses to loans
receivable, net			0.10%	0.11%

  The value of our MSR asset is subject to prepayment risk. Expected future net cash flows from servicing a loan in our servicing portfolio will not be realized if the loan pays off earlier than anticipated. This results in an other than temporary impairment of MSR. None of the loans in our servicing portfolio contain penalty provisions for early payoff. Because of this, we will not receive a corresponding economic benefit if the loan pays off earlier than expected.

For the quarter ended June 30, 2004, there was not an adjustment needed for other than temporary impairment of our MSR. Year-to-date we have recorded an other than temporary impairment of $503 thousand, which was a direct reduction of our MSR. The amount of the other than temporary impairment was determined by examining the rate of repayments on the related portfolio of serviced loans and comparing that to the amount of MSR amortization recorded. The timing and amount of the excess repayments was used to determine the amount of the other than temporary impairment.

We measure MSR impairment by estimating the fair value of each stratum. An impairment allowance for a stratum is recorded when, and in the amount by which, its fair value is less than its gross carrying value. A recovery of the impairment allowance for a stratum may be recorded when its fair value exceeds its net carrying value. For the quarter ended June 30, 2004, we recorded a recovery of the impairment allowance on our MSR of $471 thousand. Year-to-date we have recorded $605 thousand of additional allowance on the valuation of our MSR and $471 thousand of recoveries. At June 30, 2004, the balance of the valuation allowance on MSR was $746 thousand.

Liabilities and Stockholders' Equity:   Liabilities decreased $123.0 million from $7.61 billion at September 30, 2003 to $7.48 billion at June 30, 2004. The decrease was primarily attributable to our certificates of deposit in our deposit portfolio. The decrease was also partially due to the Company prepaying its other borrowings of $81.1 million in October of 2003, partially offset with the issuance of $53.6 million of Debentures in March 2004. Additionally, the decrease is due to the timing of advance payment by borrowers for taxes and insurance.

  From September 30, 2003 to June 30, 2004, deposits decreased $63.8 million, or 1.5%, to $4.17 billion. The decrease was due to a decrease in certificates of $97.4 million, or approximately 3.5% of the balance of certificates at September 30, 2003. Although the Bank continues to be competitive in its markets with the rates that it offers on these accounts, maturing certificates generally have rates that are higher than those currently being offered and not all customers are reinvesting those dollars into certificates at current rates. Customers, in some cases, may be seeking higher yielding investments that may not be backed by FDIC insurance. The decrease in certificates was partially offset by increases in demand deposit, passbook and passcard and money market accounts.

We continue to price our certificates of deposit competitively based upon the one year LIBOR rate and the two and three year treasury rates. Since June 30, 2003, the pricing, on average, of our one, two and three year certificates have been above the one year LIBOR rate and the two and three year treasury rates, respectively. The average pricing since June 30, 2003 on our one year certificates have been 16 basis points above the one year LIBOR rate, our two year certificates have been 18 basis points above the two year treasury rate and our three year certificates have been 43 basis points above the three year treasury rate.

The table below presents the Company's deposit portfolio at the dates indicated.
	At			At			At			At
	June 30, 2004			March 31, 2004			December 31, 2003			September 30, 2003
		Average	% of		Average	% of		Average	% of		Average	% of
	Amount	Cost	Total	Amount	Cost	Total	Amount	Cost	Total	Amount	Cost	Total

Demand deposits	$ 391,661	0.22%	9.38%	$ 395,512	0.21%	9.54%	$ 384,356	0.22%	9.21%	$ 374,506	0.26%	8.84%
Passbook & passcard	125,683	0.65	3.01	127,264	0.65	3.07	118,575	0.65	2.84	119,532	0.65	2.82
Money market select	938,550	1.28	22.49	939,669	1.27	22.67	932,551	1.27	22.34	928,260	1.28	21.90
Certificates	2,718,219	2.85	65.12	2,682,397	2.85	64.72	2,738,103	3.01	65.61	2,815,591	3.20	66.44
Total deposits	$4,174,113	2.18%	100.00%	$4,144,842	2.17%	100.00%	$4,173,585	2.30%	100.00%	$4,237,889	2.45%	100.00%

The following table presents deposit activity for the periods indicated.

	For the Three Months Ended			For the Nine Months Ended
	June 30,	March 31,	December 31,	June 30,	June 30,
	2004	2004	2003	2004	2003
Deposit activity:
Opening balance	$4,144,842	$4,173,585	$4,237,889	$4,237,889	$4,391,874
Deposits	1,701,202	1,614,028	1,572,856	4,888,086	4,719,748
Withdrawals	1,691,814	1,663,298	1,659,052	5,014,164	4,919,423
Interest credits	19,883	20,527	21,892	62,302	86,047
Ending balance	$4,174,113	$4,144,842	$4,173,585	$4,174,113	$4,278,246

Net increase (decrease)	$ 29,271	$ (28,743)	$ (64,304)	$ (63,776)	$ (113,628)
  Total stockholders' equity decreased $12.5 million, or 1.3%, from $976.4 million at September 30, 2003. The decrease in the balance of stockholders' equity was due primarily to dividends paid of $44.5 million, comprised of three quarterly dividend payments of $0.50 per share each and a 2003 calendar year-end dividend of $0.81 per share, and a decrease of $8.5 million in accumulated other comprehensive loss, partially offset by net income of $23.7 million, an increase in additional paid-in-capital of $11.1 million and a decrease in treasury stock of $3.9 million. The decrease in accumulated other comprehensive loss reflects the changes in interest rates during the most recent nine months. The increase in additional paid-in-capital is due to the valuation on ESOP shares, the RRP shares vested and stock options exercised. The decrease in treasury stock is primarily due to the net effect of stock options exercised.

The following table presents dividends paid each quarter for calendar years 2004 and 2003. The actual amount of the dividend to be paid during the quarter ending September 30, 2004, as declared on July 27, 2004, will be based upon the number of shares outstanding on the record date, August 6, 2004. The amount shown below is based upon shares outstanding on July 30, 2004. This does not represent the actual dividend payout, but rather management's estimate of the number of dividend shares and total dividend payout at this time.
	Calendar Year
	2004	2003
Quarter ended March 31
Number of dividend shares	19,220,972	18,709,623
Dividend per share	$0.50	$0.22
Total dividends paid	$9,610	$4,116
Quarter ended June 30
Number of dividend shares	19,633,381	18,773,223
Dividend per share	$0.50	$0.23
Total dividends paid	$9,817	$4,318
Quarter ended September 30
Number of dividend shares	19,762,800	18,889,120
Dividend per share	$0.50	$0.24
Total dividends paid	$9,881	$4,533
Quarter ended December 31
Number of dividend shares		19,165,403
Dividend per share		$0.50
Total dividends paid	$ --	$9,582
Special year end dividend
Number of dividend shares		19,171,397
Dividend per share		$0.81
Total dividends paid	$ --	$15,529

Calendar year-to-date dividends per share	$1.50	$2.00

Comparison of Operating Results for the Three Months Ended June 30, 2004 and 2003

For the three months ended June 30, 2004, the Company recognized net income of $9.5 million, compared to net income of $7.5 million for the same period one year ago, an increase of $2.0 million. The increase in net income was primarily due to an increase in the net interest margin of 17 basis points between periods.

The increase in the net interest margin was primarily due to a decrease in the average rate on deposits of 58 basis points and a decrease in the average balance of deposits of $135.1 million between the two periods. The decrease in both the balance and average cost of our certificates of deposit primarily caused the decrease in the average rate and average balance of deposits. The average rate on certificates decreased to 2.80%, or 72 basis points, and the average balance of certificates decreased $195.6 million from the same period one year ago. As certificates matured over the past year, the renewing rates were generally lower than the original rates on the certificates. Interest expense on deposits decreased $7.0 million between the two periods.

The increase in the net interest margin was also due to a decrease in the rate on the FHLB advances. As previously discussed, the Bank has interest rate swaps on 25% of the FHLB advances. The swapped FHLB advances had an average pay rate of 3.58% during the current quarter which, in effect, decreased the weighted average rate on the FHLB advances from 6.14% to 5.49%. Interest expense on the FHLB advances was reduced $5.2 million between the two periods due to the interest rate swaps.

The decrease in the cost of our interest-bearing liabilities was partially offset by a 34 basis point decrease in the average yield of our interest-earning assets, specifically the yields on loans and mortgage-related securities, and a decrease of $192.8 million in the average balance of our interest-earning assets. During the past two years of historically low interest rates, our mortgage loan portfolio repriced downward due to customers refinancing or modifying their loans to the current low interest rates and customers receiving a historically low interest rate on their new mortgage loans. The yields on our mortgage-related securities decreased due to high yielding securities prepaying and being replaced by securities with lower yields and to higher levels of net premium amortization. The net premium amortization for the quarter ended June 30, 2004 was $7.1 million, which was slightly lower than the $8.7 million of net premium amortization during the same period last year, but still higher than normal. The decrease in the average balance of our interest-earning assets was primarily due to the maturity of agency bonds as previously discussed. Interest income on interest-earning assets decreased $9.4 million between the two periods.

Other expenses decreased $587 thousand to $17.7 million for the quarter ended June 30, 2004 compared to $18.3 million for the same period in 2003. The decrease was primarily in other, net, due to the recovery of $471 thousand of the MSR impairment allowance. The fair value of MSR increased during the current quarter due to a slow down of prepayment speeds on the underlying mortgages. The slow down in prepayment speeds was a result of an increase in interest rates during the current quarter. The decrease in other expenses was primarily offset by an increase in salaries and employee benefits due to an increase in ESOP compensation expense related to the increase in our stock price.

Income tax expense increased from $4.8 million for the quarter ended June 30, 2003, to $6.4 million for the quarter ended June 30, 2004. The effective tax rate for the current quarter was 40.3%, an increase of 115 basis points from the same period one year ago. The increase in the effective tax rate was primarily due to non-deductible expenses associated with the market value adjustment on ESOP shares. The increase in the amount of income tax expense was a direct result of an increase in earnings and an increase in the effective tax rate compared to the same period one year ago.

The Company's efficiency ratio for the quarter ended June 30, 2004 was 52.93% compared to 59.70% for the quarter ended June 30, 2003. The efficiency ratio measures a financial institution's operating expense as a percent of its net interest margin and its other income. A lower value indicates that a financial institution is generating revenue with a lower level of expense. Another measure of a financial institution's ability to operate effectively is the ratio of operating expense to total average assets. The Company's operating expense ratio for the quarter ended June 30, 2004 was 0.84%, the same as one year ago.

The following table presents the average balances of our assets and liabilities and their related yields and costs for the periods indicated. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.
For the Three Months Ended
June 30, 2004	March 31, 2004	December 31, 2003	June 30, 2003
Average	Average	Average	Average
Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/
Assets:	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Interest-earning assets:
Loans receivable	$4,380,996	5.56%	$4,342,622	5.58%	$4,327,067	5.71%	$4,336,558	6.32%
Mortgage-related securities	3,015,177	3.11	2,728,942	3.55	2,770,933	3.29	3,080,544	3.36
Investment securities	684,454	4.91	853,671	4.55	1,085,941	3.69	834,962	3.64
Cash and cash equivalents	88,105	0.86	169,648	0.86	7,260	0.91	112,462	1.11
Capital stock of FHLB	172,254	3.50	170,784	3.50	169,290	3.50	169,274	3.50
Total interest-earning assets	8,340,986	4.53	8,265,667	4.66	8,360,491	4.60	8,533,800	4.87
Other noninterest-bearing assets	118,273	150,621	119,369	153,931
Total assets	$8,459,259	$8,416,288	$8,479,860	$8,687,731

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits	$4,162,807	2.15	$4,146,973	2.22	$4,187,306	2.37	$4,297,908	2.73
FHLB advances	3,193,246	5.49	3,201,891	5.49	3,229,290	6.00	3,201,648	6.14
Borrowings, other	53,277	3.99	4,685	3.88	---	0.00	86,160	3.38
Total interest-bearing liabilities	7,409,330	3.60	7,353,549	3.65	7,416,596	3.95	7,585,716	4.18
Other noninterest-bearing liabilities	84,350	98,354	93,041	111,585
Stockholders' equity	965,579	964,385	970,223	990,430
Total liabilities and stockholders' equity	$8,459,259	$8,416,288	$8,479,860	$8,687,731

Net interest rate spread	0.93%	1.01%	0.65%	0.69%
Net interest-earning assets	$931,656	$912,118	$943,895	$948,084
Net interest margin	1.30%	1.40%	1.03%	1.13%
Ratio of interest-earning assets
to interest-bearing liabilities	1.13	x	1.12	x	1.13	x	1.12	x

Return on average assets (annualized)	0.45%	0.46%	0.22%	0.35%
Return on average equity (annualized)	3.93%	3.99%	1.90%	3.04%
Average equity to average assets	11.41%	11.46%	11.44%	11.40%

The following table presents selected income statement information for the quarters indicated.
	For the Quarter Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2004	2004	2003	2003	2003
Selected Income Statement Data:
Loans receivable	$60,916	$60,546	$61,828	$64,838	$68,530
Mortgage-related securities	23,427	24,227	22,805	18,426	25,910
Investment securities	8,403	9,709	10,013	9,207	7,593
All other interest and
dividend income	1,687	1,849	1,510	1,760	1,787
Total interest and
dividend income	94,433	96,331	96,156	94,231	103,820

Deposits	22,295	22,970	24,996	26,899	29,255
FHLB Advances	44,416	44,427	49,404	50,184	49,633
Other borrowings	538	45	246	651	726
Total interest expense	67,249	67,442	74,646	77,734	79,614

Provision for losses	20	--	--	--	--

Net Interest and
Dividend Income	27,164	28,889	21,510	16,497	24,206

Other Income	6,433	5,730	5,930	6,505	6,459
Other Expenses	17,709	18,499	19,692	18,219	18,296
Income Tax Expense	6,403	6,510	3,130	1,823	4,842
Net Income	$9,485	$9,610	$4,618	$2,960	$7,527

Basic earnings per share	$0.13	$0.14	$0.06	$0.04	$0.11
Diluted earnings per share	$0.13	$0.13	$0.06	$0.04	$0.11
Dividends declared per share	$0.50	$0.50	$1.31	$0.24	$0.23

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended June 30, 2004 to June 30, 2003. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate, (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year, and (3) changes due to both rate and volume, which are changes in the average balance multiplied by the change in the average rate.
	Quarter Ended June 30,
	2004 vs. 2003
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total

Interest-earning assets:
Loans receivable, net	$745	($8,248)	($111)	($7,614)
Mortgage-related securities	(550)	(1,975)	42	(2,483)
Investment securities	(1,369)	2,659	(480)	810
Cash equivalents	(67)	(70)	15	(122)
Capital stock of FHLB	22	--	--	22
Total interest-earning assets	($1,219)	($7,634)	($534)	($9,387)

Interest-bearing liabilities:
Savings deposits	$13	($27)	($1)	($15)
Demand and NOW deposits	150	(517)	(22)	(389)
Certificate accounts	(1,685)	(5,223)	352	(6,556)
Borrowings	(536)	(4,931)	62	(5,405)
Total interest-bearing liabilities	($2,058)	($10,698)	$391	($12,365)

Net interest income				$2,978

The following table presents rate information at the dates indicated.
	June 30,	March 31,	December 31,	September 30,	June 30,
	2004	2004	2003	2003	2003
Average Yield / Cost at End of Period:
(annualized)
Loans receivable	5.47%	5.57%	5.64%	5.70%	5.99%
Mortgage-related securities	3.31	3.65	3.46	2.99	3.54
Investment securities	4.89	4.90	3.80	3.52	3.55
Deposits	2.18	2.17	2.30	2.45	2.57
FHLB advances	5.49	5.46	5.51	6.14	6.14
Borrowings, other	3.88	3.88	--	3.19	3.38

Comparing the quarter ended June 30, 2004 to the quarter ended March 31, 2004, net interest income decreased $1.7 million. The decrease is primarily due to a decrease in the balance of investment securities due to $405.2 million of maturities and calls of agency bonds during the second quarter of fiscal year 2004. Additionally, the yield on mortgage-related securities decreased 34 basis points between the quarters due to net premium amortization being higher in the third quarter than the second quarter. Premium/discount amortization on mortgage-related securities is recorded based upon prepayment speeds realized during the prior three month period, adjusted monthly. Interest rates were lower in the second quarter than the third quarter which resulted in the net premium amortization to be higher in the third quarter than the second quarter.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing quarter ended June 30, 2004 to quarter ended March 31, 2004.
	Quarter Ended
	June 30, 2004 vs. March 31, 2004
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total

Interest-earning assets:
Loans receivable, net	$541	($169)	($2)	$370
Mortgage-related securities	2,542	(3,025)	(317)	(800)
Investment securities	(1,927)	775	(154)	(1,306)
Cash equivalents	(174)	(1)	--	(175)
Capital stock of FHLB	13	--	--	13
Total interest-earning assets	$995	($2,420)	($473)	($1,898)

Interest-bearing liabilities:
Savings deposits	$7	($3)	--	$4
Demand and NOW deposits	52	(9)	--	43
Certificate accounts	(44)	(680)	2	(722)
Borrowings	643	(159)	(2)	482
Total interest-bearing liabilities	$658	($851)	--	($193)

Net interest income				($1,705)

Comparison of Operating Results for the Nine Months Ended June 30, 2004 and 2003

For the nine months ended June 30, 2004, the Company recognized net income of $23.7 million, compared to net income of $49.1 million for the nine months ended June 30, 2003, a decrease of $25.4 million. The decrease in net income was related to both the decrease in the net interest margin of 29 basis points and the Bank not selling mortgage loans during the current nine month period.

The decrease in the net interest margin was primarily due to a decrease of 80 basis points in the yield on interest-earning assets and a decrease in the average balance of interest-earning assets of $246.7 million between the two periods, specifically loans and mortgage-related securities. The yields on loans decreased due to both lower new origination rates compared to one year ago and the reduction in rates on mortgages held in our portfolio as a result of loan modifications and refinances. The decrease in yields on mortgage-related securities was a result of high yielding securities prepaying and being replaced by securities with lower yields and also due to net premium amortization. Net premium amortization for the nine months ended June 30, 2004 was $17.5 million compared to $16.1 million during the same period in the prior year. The decrease in the average balance of loans and mortgage-related securities was due to the high level of prepayments on these assets due to the low interest rate environment. Interest income on interest-earning assets decreased $60.4 million between the two periods.

The decrease in the net interest margin was primarily offset by a decrease in the average rate on deposits of 78 basis points and a decrease in the average balance of deposits of $146.0 million between the two periods. The decrease in both the average rate and balance of our certificates of deposit primarily caused the decrease in the average rate and average balance of deposits. The average rate on certificates decreased to 2.94%, or 88 basis points, and the average balance of certificates decreased $249.4 million from the same period one year ago. As certificates matured over the past year, the renewing rates were generally lower than the rates on the maturing certificates. Interest expense on deposits decreased $27.4 million between the two periods.

The decrease in the net interest margin was also offset by a decrease in the rate on the FHLB advances. As previously discussed, the Bank entered into interest rate swaps with a notional amount of $800.0 million in December 2003. The swapped FHLB advances decreased the weighted average rate on the FHLB advances from 6.13% to 5.66% during fiscal year 2004. Interest expense on the FHLB advances was reduced $11.3 million between the two periods due to the interest rate swaps.

As discussed in the notes to the consolidated financial statements, during the nine months ended June 30, 2003, the Bank sold $574.6 million in fixed-rate single family loans into the secondary market for a gain of $18.2 million, pre-tax. During the nine months ended June 30, 2004, the Bank did not sell any mortgage loans, therefore there was a significant decrease in gain on sale of loans between the two periods.

Other expenses increased $1.6 million to $55.9 million for the nine months ended June 30, 2004 compared to $54.3 million for the same period in 2003. The increase was due primarily to an increase in salaries and employee benefits due to an increase in ESOP compensation expense related to the increase in our stock price.

Income tax expense decreased from $31.4 million for the nine month period ended June 30, 2003 to $16.0 million for the nine months ended June 30, 2004. The effective tax rate for the nine month period was 40.4%, an increase of 130 basis points from the same period one year ago. The increase in the effective tax rate was primarily due to non-deductible expenses associated with the market value adjustment on ESOP shares. The decrease in the amount of income tax expense was a direct result of decreased earnings, partially offset by the increase in the effective tax rate.

The Company's efficiency ratio for the nine months ended June 30, 2004 was 58.67% compared to 40.34% for the nine months ended June 30, 2003. The increase in the efficiency ratio was a result of the decrease in the net interest margin and other income and the increase in other expense. The Company's operating expense ratio for the nine months ended June 30, 2004 was 0.88%, compared to 0.83% one year ago.

The following table presents the average balances of our assets and liabilities and their related yields and costs for the periods indicated. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.
For the Nine Months Ended
June 30, 2004	June 30, 2003
Average	Average
Outstanding	Yield/	Outstanding	Yield/
Assets:	Balance	Rate	Balance	Rate
Interest-earning assets:
Loans receivable	$4,350,166	5.62%	$4,465,046	6.65%
Mortgage-related securities	2,838,105	3.31	3,067,486	4.21
Investment securities	875,460	4.28	741,155	3.96
Cash and cash equivalents	88,008	0.86	127,408	1.32
Capital stock of FHLB	170,771	3.50	168,123	3.58
Total interest-earning assets	8,322,510	4.60	8,569,218	5.40
Other noninterest-bearing assets	134,672	143,624
Total assets	$8,457,182	$8,712,842

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits	$4,165,774	2.25	$4,311,774	3.03
FHLB advances	3,208,219	5.66	3,212,551	6.12
Borrowings, other	19,251	3.98	91,234	3.63
Total interest-bearing liabilities	7,393,244	3.73	7,615,559	4.34
Other noninterest-bearing liabilities	96,737	110,149
Stockholders' equity	967,201	987,134
Total liabilities and stockholders' equity	$8,457,182	$8,712,842

Net interest rate spread	0.87%	1.06%
Net interest-earning assets	$929,266	$953,659
Net interest margin	1.24%	1.53%
Ratio of interest-earning assets
to interest-bearing liabilities	1.13	x	1.13	x

Return on average assets (annualized)	0.37%	0.75%
Return on average equity (annualized)	3.27%	6.63%
Average equity to average assets	11.44%	11.33%

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the nine months ended June 30, 2004 to June 30, 2003. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate, (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year, and (3) changes due to both rate and volume, which are changes in the average balance multiplied by the change in the average rate.
	For the Nine Months Ended June 30,
	2004 vs. 2003
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total

Interest-earning assets:
Loans receivable, net	($5,623)	($34,611)	$841	($39,393)
Mortgage-related securities	(7,241)	(20,683)	1,547	(26,377)
Investment securities	3,991	1,787	324	6,102
Cash equivalents	(386)	(442)	137	(691)
Capital stock of FHLB	75	(99)	(2)	(26)
Total interest-earning assets	($9,184)	($54,048)	$2,847	($60,385)

Interest-bearing liabilities:
Savings deposits	$56	($196)	($15)	($155)
Demand and NOW deposits	915	(2,962)	(230)	(2,277)
Certificate accounts	(6,922)	(19,649)	1,646	(24,925)
Borrowings	(2,980)	(9,663)	223	(12,420)
Total interest-bearing liabilities	($8,931)	($32,470)	$1,624	($39,777)

Net interest income				($20,608)

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

FHLB advances have been used to provide funds for lending and investment activities. FHLB lending guidelines have borrowing limits as part of their underwriting standards. At June 30, 2004, the Bank's ratio of advances to total assets, as reported to the OTS, was 37.7%. Following the refinance of our advances with the FHLB, our ratio of advances to adjusted total assets was 40.3%. Our advances are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to FHLB. Advances in excess of 40 percent of assets, but not exceeding 55 percent of total assets, may be approved by the president of FHLB based upon a review of documentation supporting the use of the advances. In July 2004, the president of FHLB approved an increase in our borrowings to 45 percent of total assets for one year. Currently, the blanket pledge is sufficient collateral for the FHLB advances. It is possible that increases in our borrowings or decreases in our loan portfolio could require the Bank to pledge available-for-sale securities as collateral on the FHLB advances. The Bank's policy allows total borrowing from FHLB of up to 55 percent of total assets. The Bank could utilize other sources than FHLB for liquidity and has done so in the past.

The Company issued $53.6 million in Debentures in March 2004. The Company received, net, $52.0 million from the issuance of those securities and an investment of $1.6 million in the Trust. The Company did not down-stream the proceeds to be used by the Bank for Tier 1 Capital because the Bank exceeded all regulatory requirements to be a well-capitalized institution. Instead, the Company deposited the proceeds into certificate accounts at the Bank to be used to further its general corporate and capital management strategies which could include the payment of dividends in the future. At June 30, 2004, Capitol Federal Financial, on a stand-alone basis, had a cash balance of $125.2 million.

Off Balance Sheet Arrangements, Commitments and Contractual Obligations

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

The following table summarizes our contractual obligations with regard to our FHLB advances and lease agreements as of September 30, 2003 and all other material commitments and contractual obligations as of June 30, 2004. Actual maturities of the advances and Debentures may differ from scheduled maturities as FHLB has the right to convert certain FHLB advances from fixed to floating rate and the Debentures are callable at any time, in whole or in part, after April 7, 2009. This table does not reflect the FHLB advances after the July 21, 2004 refinances.
	Maturity Range

		Less than	1 - 3	4 -5	After
	Total	1 year	years	Years	5 years

Operating leases	$ 5,006	$ 672	$ 1,049	$ 791	$ 2,494

FHLB Advances	$ 3,200,000	$ --	$ --	$ 225,000	$ 2,975,000
Weighted average rate	6.14%	--%	--%	5.68%	6.17%

Interest rate swaps	$ 800,000	$ --	$ --	$ 225,000	$ 575,000
Weighted average pay-rate	3.59%	--%	--%	3.52%	3.62%
Weighted average receive-rate	6.16%	--%	--%	5.68%	6.35%

Debentures	$ 53,609	$ --	$ --	$ --	$ 53,609
Weighted average rate	3.86%	--%	--%	--%	3.86%

Commitments to originate and
purchase loans	$ 494,658	$ 494,658	$ --	$ --	$ --
Weighted average rate	4.98%	4.98%	--%	--%	--%

Commitments to fund unused home
equity lines of credit	$ 268,629	$ 268,629	$ --	$ --	$ --
Weighted average rate	5.00%	5.00%	--%	--%	--%

Unadvanced portion of construction loans	$ 23,968	$ 23,968	$ --	$ --	$ --
Weighted average rate	5.17%	5.17%	--%	--%	--%

The maturity schedule for our certificates of deposit portfolio at June 30, 2004 is located under Item 3 Quantitative and Qualitative Disclosure About Market Risk. We anticipate that we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

The Bank entered into interest rate swap agreements with a notional amount of $800.0 million during December 2003. The Bank is utilizing the interest rate swap agreements to effectively reduce the interest expense associated with certain FHLB advances. The counterparties with whom we have entered into the interest rate swap agreements are rated as AA- or higher per our internal policies. Counterparties to the interest rate swaps require collateral for their exposure to the Bank not being able to meet its future obligations under the terms of the interest rate swap agreements when mark-to-market conditions warrant. The exposure is estimated daily by calculating a value for the swap on a net settlement basis. When the valuation indicates that the Bank has a future obligation to the counterparty, we may be required to post collateral sufficient to satisfy the counterparty's exposure. When required, the collateral pledged to the counterparty would be restricted and not available-for-sale. The counterparties have different collateralization levels. The Bank was required to post $20.3 million of available-for-sale mortgage-related securities as collateral as of June 30, 2004. If the future obligation indicates that the Bank has a net receivable from the counterparties, the Bank could have a certain level of exposure to the extent the counterparties are not able to satisfy their obligations to the Bank.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the current interim period.

Capital

Consistent with our goals to operate a sound and profitable financial organization, we actively seek to maintain the Bank as a "well-capitalized" institution in accordance with regulatory standards. Total equity for the Bank was $869.9 million at June 30, 2004, or 10.3% of its total assets on that date. As of June 30, 2004, the Bank exceeded all capital requirements of the OTS. The following table presents the Bank's regulatory capital ratios at June 30, 2004 based upon regulatory guidelines.

		Regulatory
		Requirement
	Bank	For "Well
	Ratios	Capitalized Status"
Tangible equity	10.4%	2.0%
Tier I (core/leverage) capital	10.4%	5.0%
Tier I risk-based capital	25.5%	6.0%
Total risk-based capital	25.5%	10.0%

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

In August 2003, the Bank received OTS approval to pay a capital distribution of $81.0 million from the Bank to the Company. The funds from the capital distribution were used to prepay, on October 1, 2003, the loans related to the modified dutch auction tender offer. By prepaying the loan, the Company increased its flexibility to meet its cash flow needs. As a result of the capital distribution, the Bank began a new time period under which waivers of capital distributions to the Company will be required from the OTS which should lapse on December 31, 2005. After refinancing the FHLB advances in July 2004, the Bank will be required to obtain waivers from the OTS for capital distributions to the Company through December 31, 2006. The Bank cannot move earnings to the Company unless it continues to receive waivers to the safe harbor regulation from the OTS during the current waiver period. Currently, the Bank has authorization from the OTS to move earnings from the Bank to the Company based upon quarterly results through the quarter ending June 30, 2005. Since the Bank maintains excess capital, operates in a safe and sound manner and complies with the interest rate risk management guidelines of the OTS, it is management's belief that we will be able to continue to receive waivers to pay, from the Bank to the Company, the earnings of the Bank.

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

The following tables set forth the estimated percentage change in our net interest income over the next four-quarter period and our market value of portfolio equity at June 30, 2004, March 31, 2004, December 31, 2003 and September 30, 2003 based on the indicated instantaneous, parallel and permanent changes in interest rates. The tables indicate the effects of the change in interest rates on the portfolios of assets and liabilities of the Bank as loans, mortgage-related securities, investment securities, interest rate swaps, advances and deposits mature, reprice or prepay. These are, however, not the earnings expectations of management.

Net Interest Income (next four quarters)

Change	At
(in Basis Points)	June 30,	March 31,	December 31,	September 30,
in Interest Rates(1)	2004	2004	2003	2003
-300 bp	n/m(2)	n/m(2)	n/m(2)	n/m(2)
-200 bp	n/m(2)	n/m(2)	n/m(2)	n/m(2)
-100 bp	1.43	-1.79	-1.35	-7.91
0 bp	--	--	--	--
100 bp	-9.10	-6.41	-6.95	-1.68
200 bp	-19.50	-16.51	-16.29	-5.55
300 bp	-34.12	-31.66	-29.15	-12.02

Market Value of Portfolio Equity

Change	At
(in Basis Points)	June 30,	March 31,	December 31,	September 30,
in Interest Rates(1)	2004	2004	2003	2003
-300 bp	n/m(2)	n/m(2)	n/m(2)	n/m(2)
-200 bp	n/m(2)	n/m(2)	n/m(2)	n/m(2)
-100 bp	-1.61	-15.60	-8.80	-18.10
0 bp	--	--	--	--
100 bp	-8.81	-1.20	-3.90	3.80
200 bp	-22.16	-11.30	-14.80	-0.09
300 bp	-37.88	-25.90	-28.60	-9.30

(1) Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

(2) Not meaningful, some market rates would compute to a rate less than zero percent.

The increased sensitivity to changes in interest rates and earnings, from September 30, 2003 to June 30, 2004, is reflective primarily of the effect the interest rate swaps have on our balance sheet to changes in interest rates. In addition, as interest rates rise, the loan and mortgage-related securities portfolios of the Bank are subject to the risk that prepayment speeds on these portfolios will decrease, causing the assets to have relatively longer lives and thereby increasing their interest rate sensitivity in increasing rate environments. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure about Market Risk" in the Annual Report to Stockholders attached as Exhibit 13 to our Annual Report on Form 10-K for the year ended September 30, 2003.) Under the policies of the Bank we have the ability to enter into interest rate swaps of a greater notional amount than have been utilized to date. Management believes that the current notional amount is adequate at this time.

Since September 30, 2003, changes in interest rates and the interest rate swaps used to hedge the costs of $800 million of FHLB advances has increased our sensitivity to rising rates. The effect of the refinance of our other FHLB advances is not included in the tables above. While the refinance does contribute to an increased sensitivity to interest rates in the measurement of our market value of portfolio equity, it has very little impact on the sensitivity to earnings because only $200 million of these new advances are eligible to reprice within the next thirty months.

The increase in the sensitivity to net interest income and market value of portfolio equity since September 30, 2003 is due in part to the addition of the interest rate swaps in the quarter ended December 31, 2003 because these swaps reprice monthly. However, the reduction in the net interest expense associated with the lower cost resulting from the interest rate swaps has the effect of increasing the level of net interest income in the base interest rate environment (0 basis point change in interest rates) from the September 30, 2003 period. Contributing to the increased sensitivity in the rising rate environment of net interest income is the increase in the balance of fixed-rate loans held in our portfolio with rates at or below current market rates, which is a market risk associated with being a portfolio lender. As market rates increase and prepayments on these loans decrease, the amount of cash available to reprice into higher market rates is reduced. The decrease in the cost of our deposit portfolio over the past several quarters, as well as the relatively short average maturity of the certificate of deposit portfolio, results in a condition where there is risk that as market rates rise we could see the cost of those deposits increase faster than the rates earned on our loan and mortgage-related securities portfolios, and this would lead to a decrease in our net interest income.

Gap Table: The following gap tables summarize the anticipated maturities or repricing on our interest-earning assets and interest-bearing liabilities for the Company as of June 30, 2004 and September 30, 2003, based on the information and assumptions set forth in the notes below.
At June 30, 2004
	Within	Three to	More than	More than
	Three	Twelve	One Year to	Three Years	Over
	Months	Months	Three Years	to Five Years	Five Years	Total
Interest-earning assets:(1)
Loans receivable:(2)
Mortgage loans:
Fixed	$ 192,292	$ 437,324	$ 858,183	$ 571,534	$ 1,116,078	$ 3,175,411
Adjustable	101,136	256,930	358,335	218,301	249,852	1,184,554
Other loans	174,830	6,802	7,061	2,971	5,355	197,019
Securities:
Non-mortgage(3)	25,010	82,547	215,798	190,000	150,000	663,355
Mortgage-related securities(4)	81,187	407,740	1,162,739	914,693	324,250	2,890,609
Other interest-earning assets	81,209	--	--	--	--	81,209
Total interest-earning assets	655,664	1,191,343	2,602,116	1,897,499	1,845,535	8,192,157

Interest-bearing liabilities:
Deposits:
Savings accounts(5)	5,185	15,553	18,727	16,569	69,649	125,683
NOW accounts(5)	9,375	28,125	68,334	168,302	117,525	391,661
Money market deposit accounts(5)	50,515	171,550	249,974	179,163	287,348	938,550
Certificates of deposit	422,516	1,029,778	1,009,186	251,297	5,442	2,718,219
Borrowings(7)	853,334	--	--	400,000	2,000,000	3,253,334
Total interest-bearing liabilities	1,340,925	1,245,006	1,346,221	1,015,331	2,479,964	7,427,447

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$ (685,261)	$ (53,663)	$1,255,895	$ 882,168	$ (634,429)	$ 764,710

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$ (685,261)	$ (738,924)	$ 516,971	$1,399,139	$ 764,710

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total assets at June 30, 2004	(8.11)%	(8.75)%	6.12%	16.56%	9.05%

At September 30, 2003
	Within	Three to	More than	More than
	Three	Twelve	One Year to	Three Years	Over
	Months	Months	Three Years	to Five Years	Five Years	Total
Interest-earning assets:(1)
Loans receivable:(2)
Mortgage loans:
Fixed	$ 237,496	$ 538,578	$ 945,807	$ 533,082	$ 807,612	$3,062,575
Adjustable	101,654	279,963	362,105	150,255	182,945	1,076,922
Other loans	166,894	7,805	8,077	3,591	4,221	190,588
Securities:
Non-mortgage(3)	25,002	448,269	299,141	250,000	--	1,022,412
Mortgage-related securities(4)	124,229	310,601	1,391,954	934,866	182,524	2,944,174
Other interest-earning assets	11,000	--	--	--	--	11,000
Total interest-earning assets	666,275	1,585,216	3,007,084	1,871,794	1,177,302	8,307,671

Interest-bearing liabilities:
Deposits:
Savings accounts(5)	6,006	18,019	20,083	16,854	58,570	119,532
NOW accounts(5)	14,780	44,339	53,486	144,861	117,040	374,506
Money market deposit accounts(5)	80,666	241,999	313,504	164,556	127,535	928,260
Certificates of deposit	583,754	1,066,909	886,983	272,132	5,813	2,815,591
Borrowings(6)	81,146	--	--	225,000	2,975,000	3,281,146
Total interest-bearing liabilities	766,352	1,371,266	1,274,056	823,403	3,283,958	7,519,035

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$ (100,077)	$ 213,950	$1,733,028	$ 1,048,391	$(2,106,656)	$ 788,636

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$ (100,077)	$ 113,873	$1,846,901	$ 2,895,292	$ 788,636

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total assets at September 30, 2003	(1.17)%	1.33%	21.52%	33.73%	9.19%

(1) Adjustable-rate loans are included in the period in which the rate is next scheduled to adjust, rather than in the period in which the loans are due, or in the period in which repayments are expected to occur prior to their next rate adjustment. Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.

(2) Balances have been reduced for non-performing loans, which totaled $8.2 million at June 30, 2004 and $8.9 million at September 30, 2003.

(3) Based on contractual maturities.

(4) Reflects estimated prepayments in the current interest rate environment.

(5) Although our NOW accounts, passcard savings accounts and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities. The decay rates used on these accounts are based on assumptions developed based upon our actual experience with these accounts. If all of our NOW accounts, passcard savings accounts and money market deposit accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $(1.91) billion, for a cumulative one-year gap of (22.66)% of total assets at June 30, 2004 and $(902.6) million, for a cumulative one-year gap of (10.52)% of total assets at September 30, 2003.

(6) In the gap table above, conversion features are not assumed to be exercised. At September 20, 2003, if the conversion features on FHLB advances are assumed to be exercised, our cumulative one-year gap would have been (7.12)% because the next conversion date is in May 2004.

(7) In the computation of our maturities for our FHLB advances, the impact of the interest rate swaps are reported as repricing in the shortest time period.

Certain assumptions are contained in the above tables which affect the presentation. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the tables.

The FHLB advances selected for the interest rate swaps have maturities ranging from May 2008 to August 2010. Information on the interest rate swaps, by maturity date, is as follows:

	June 30, 2004
			Paying
Maturity		Notional	1 Month			Receiving
Date in	Fair	Principal	LIBOR		Interest	Interest
Fiscal Year	Value	Amount	Rate	Margin	Rate	Rate	Spread
2008	$ (4,541)	$ 225,000	1.11%	2.41%	3.52%	5.68%	2.16%
2010	(15,449)	575,000	1.11%	2.51%	3.62%	6.35%	2.73%
	(19,990)	800,000	1.11%	2.48%	3.59%	6.16%	2.57%

Changes in portfolio composition.  The following tables provide information regarding the fixed and adjustable rate composition of our loan and investment and mortgage-related securities as well as the change in the composition of these portfolios from September 30, 2003 to June 30, 2004. Also presented is the maturity schedule of our certificate of deposit portfolio and the maturity and conversion option information, by fiscal year, for our FHLB advances.

The following tables present loan origination, refinance, purchase, and modification activity and mortgage-related securities purchased for the periods indicated. The fixed-rate origination one- to four-family loans less than or equal to 15 years, have an original maturity at origination of less than or equal to 15 years, while fixed-rate origination one- to four-family greater than 15 years have an original maturity to origination of greater than 15 years. The adjustable-rate origination one- to four-family less than or equal to 36 months, have a term to first reset of less than or equal to 36 months at origination and adjustable-rate origination one- to four-family greater than 36 months, have a term to first reset of greater than 36 months at origination.

	For the Three Months Ended			For the Three Months Ended
	June 30, 2004			June 30, 2003
Fixed-Rate	Amount	Yield	% of Total	Amount	Yield	% of Total
Origination - one- to four-family
<= 15 years	$ 47,956	5.05%	10.26%	$ 75,192	5.21%	17.75%
> 15 years	99,792	5.73	21.35	146,969	5.65	34.69
Other real estate	1,200	6.07	0.26	1,371	6.59	0.32
Consumer loans	4,768	6.85	1.02	4,343	6.64	1.03
Purchased loans	71,894	5.06	15.38	11	6.48	--
Total fixed-rate loan originations	225,610	5.40	48.27	227,886	5.53	53.79

Adjustable-Rate
Origination - one- to four-family
<= 36 months	16,408	3.71	3.51	37,522	3.61	8.86
> 36 months	63,244	4.60	13.53	77,351	4.22	18.26
Other real estate	--	--	--	45	6.50	--
Consumer loans	36,536	4.76	7.82	39,879	4.95	9.41
Purchased loans	125,615	4.12	26.87	41,011	3.98	9.68
Total adjustable-rate loan originations	241,803	4.31	51.73	195,808	4.20	46.21

Total loan originations and purchases	$467,413	4.84%	100.00%	$423,694	4.92%	100.00%

Mortgage-related securities	$291,045	4.40%		$647,325	3.17%
Mortgage loan modifications	$ 71,875			$448,993

	For the Nine Months Ended			For the Nine Months Ended
	June 30, 2004			June 30, 2003
Fixed-Rate	Amount	Yield	% of Total	Amount	Yield	% of Total
Origination - one- to four-family
<= 15 years	$116,131	5.14%	11.69%	$ 306,960	5.43%	23.27%
> 15 years	253,903	5.78	25.55	445,950	5.94	33.80
Other real estate	4,956	6.48	0.50	4,952	6.73	0.38
Consumer loans	11,426	6.53	1.15	12,323	6.94	0.93
Purchased loans	149,295	4.97	15.02	41	6.95	--
Total fixed-rate loan originations	535,711	5.44	53.91	770,226	5.76	58.38

Adjustable-Rate
Origination - one- to four-family
<= 36 months	44,248	3.78	4.45	113,021	3.96	8.57
> 36 months	148,426	4.55	14.94	173,730	4.57	13.17
Other real estate	--	--	--	45	6.50	--
Consumer loans	104,668	4.69	10.53	113,428	5.02	8.60
Purchased loans	160,718	4.15	16.17	148,838	4.16	11.28
Total adjustable-rate loan originations	458,060	4.37	46.09	549,062	4.43	41.62

Total loan originations and purchases	$993,771	4.94%	100.00%	$1,319,288	5.20%	100.00%

Mortgage-related securities	$885,163	3.85%		$2,474,036	3.91%
Mortgage loan modifications	$218,883			$1,563,441

Our loan portfolio remains heavily weighted in fixed-rate loans. Fixed-rate loans comprised 70.3% of total loans at June 30, 2004 which was largely unchanged from September 30, 2003. The balance of fixed-rate loans increased $107.6 million and adjustable-rate loans increased in balance by $121.3 million during the current nine month period. Because of the increase in both fixed and adjustable-rate loans and the increase in the portfolio of loans as a whole, the relative mix of loan types remained unchanged. The following table presents the distribution of our loan portfolio at the dates indicated.
	June 30, 2004			March 31, 2004			September 30, 2003
	Amount	Yield	% of Total	Amount	Yield	% of Total	Amount	Yield	% of Total

Fixed-Rate Loans:
One- to four- family real estate
<= 15 years (1)	$1,345,787	5.49%	29.36%	$1,294,156	5.58%	29.32%	$1,244,920	5.72%	28.58%
> 15 years(1)	1,769,017	6.09	38.59	1,759,835	6.15	39.88	1,760,555	6.25	40.43
Other real estate	81,648	6.21	1.78	79,684	6.30	1.81	82,241	6.34	1.89
Non real estate	24,350	6.81	0.53	23,653	6.86	0.54	26,762	7.16	0.61
Total fixed-rate loans:	3,220,802	5.85	70.26	3,157,328	5.93	71.55	3,114,478	6.05	71.51

Adjustable-Rate Loans:
One- to four- family real estate
<= 36 months(2)	586,062	4.66	12.79	601,845	4.76	13.64	650,011	4.93	14.93
> 36 months(2)	586,659	4.38	12.80	468,088	4.48	10.61	413,711	4.65	9.50
Other real estate	17,365	4.65	0.38	15,344	4.46	0.35	12,641	4.28	0.29
Non real estate	172,991	5.00	3.77	169,840	4.99	3.85	164,084	4.94	3.77
Total adjustable-rate loans	1,363,077	4.58	29.74	1,255,117	4.68	28.45	1,240,447	4.83	28.49
Total Loans	4,583,879	5.47%	100.00	4,412,445	5.57%	100.00	4,354,925	5.70%	100.00

Less:
Loans in process	23,968			24,639			27,039
Deferred fees and discounts	18,735			15,831			15,896
Allowance for loan losses	4,466			4,510			4,550
Total loans receivable, net	$4,536,710			$4,367,465			$4,307,440

  Loans are reported based on their remaining term to maturity as of the date indicated.
  Loans are reported based on their term to next rate reset as of the date indicated.

Our investment and mortgage-related securities portfolios decreased $399.0 million from September 30, 2003 to June 30, 2004. Overall, fixed-rate securities comprised 42.6% of these portfolios at June 30, 2004 compared to 41.7% at September 30, 2003 causing the portfolio to become slightly more rate sensitive. The current estimated WAL of the fixed-rate mortgage-related securities at June 30, 2004 was 4.92 years. The following table presents the distribution of our investment and mortgage-related securities portfolios at the dates indicated. The estimated WAL is the estimated remaining maturity of the underlying collateral after projected prepayment speeds have been applied. The WAL at June 30, 2004 for the fixed-rate investments increased from March 31, 2004 as a result of the unlikelihood that the callable agency bonds will be called due to the increase in interest rates.

	June 30, 2004			March 31, 2004			December 31, 2003			September 30, 2003
	Balance	Rate	Yield	Balance	Rate	Yield	Balance	Rate	Yield	Balance	Rate	Yield
Fixed-Rate Investments
Agency bonds	$ 663,355	5.12%	4.89%	$ 738,790	5.10%	4.90%	$ 1,144,850	4.73%	3.80%	$ 1,022,412	4.55%	3.52%
Mortgage-related securities, at cost	856,728	4.59	4.59	721,056	4.66	4.70	581,685	4.78	4.84	634,596	4.87	4.86
Total fixed-rate investments	1,520,083	4.82	4.72	1,459,846	4.88	4.80	1,726,535	4.75	4.15	1,657,008	4.68	4.03
WAL (in years)	4.99			2.72			3.13			2.22

Adjustable-Rate Investments
Mortgage-related securities, at cost	2,050,379	4.08	2.77	2,261,881	4.16	3.32	2,018,524	4.29	3.06	2,312,410	4.35	2.46
Total adjustable-rate investments	2,050,379	4.08	2.77	2,261,881	4.16	3.32	2,018,524	4.29	3.06	2,312,410	4.35	2.46
WAL (in years)	4.93			4.80			3.08			3.09
Total investments, at cost	$ 3,570,462	4.40%	3.60%	$ 3,721,727	4.45%	3.90%	$ 3,745,059	4.50%	3.56%	$ 3,969,418	4.49%	3.12%

Our certificates of deposit decreased from September 30, 2003 to June 30, 2004 by $97.4 million and the average cost of our certificates decreased 35 basis points between the two reporting dates. Certificates maturing in one year or less at June 30, 2004 were $1.45 billion with an average cost of 2.48%. The average maturity of our certificates of deposit was 1.27 years as of June 30, 2004, 1.34 years as of March 31, 2004, 1.27 years as of December 31, 2003 and 1.19 years as of September 30, 2003. The following table presents the maturity of certificates of deposit at the dates indicated.
	June 30, 2004		March 31, 2004		December 31, 2003		September 30, 2003
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Certificates maturing within
0 to 3 months	$ 422,517	2.34%	$ 328,152	2.50%	$ 515,953	2.96%	$ 583,754	3.05%
3 to 6 months	308,015	2.30	384,880	2.28	317,211	2.59	487,905	3.08
6 months to one year	719,959	2.63	645,101	2.46	577,879	2.42	578,237	2.67
One year to two years	677,829	3.03	648,785	3.10	690,817	3.17	543,863	3.26
After two years	589,899	3.55	675,479	3.49	636,243	3.61	621,832	3.86
Total certificates maturing	$2,718,219	2.85%	$2,682,397	2.85%	$2,738,103	3.01%	$2,815,591	3.20%

The following table presents the maturity and conversion option of FHLB advances at par as of June 30, 2004, before the refinance of $2.4 billion of the advances. The balance of non-convertible advances excludes the $20.0 million unrealized loss adjustment on certain FHLB advances which have been hedged with interest rate swaps.
Conversion	Maturity by Fiscal Year
option by	2008		2009		2010		Total
Fiscal Year	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
2004	--	--%	$ 325,000	5.91%	$ --	--%	$ 325,000	5.91%
2005	--	--	--	--	1,075,000	6.45	$ 1,075,000	6.45
Non-convertible	225,000	5.68	400,000	5.35	1,175,000	6.27	$ 1,800,000	5.99
Total	$ 225,000	5.68%	$ 725,000	5.60%	$ 2,250,000	6.35%	$ 3,200,000	6.14%

Item 4. Controls and Procedures

An evaluation of Capitol Federal Financial's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, the "Act") as of June 30, 2004, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part 2 -   OTHER INFORMATION

Item 1.  Legal Proceedings
Not Applicable

Item 2.  Change in Securities and Use of Proceeds
The following table summarizes our share repurchase activity during the three months ended June 30, 2004 and additional information regarding our share repurchase program. The shares purchased during the current quarter were received in exchange for the exercise of options. Our current repurchase plan of 1,536,102 shares was announced on November 7, 2002. The plan has no expiration date.

	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased as	of Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plan
April 1, 2004 through
April 30,2004	--	N/A	--	759,375
May 1, 2004 through
May 31, 2004	4,733	N/A	4,733	754,642
June 1, 2004 through
June 30, 2004	--	N/A	--	754,642
Total	4,733	N/A	4,733	754,642

Item 3.  Defaults Upon Senior Securities
 Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.  Other Information
Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 3(ii) Bylaws of Capitol Federal Financial
Exhibit 31.1 Certification of Chief Executive Officer
Exhibit 31.2 Certification of Chief Financial Officer
Exhibit 32 Written Statement of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.           Section 1350. Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that      section.

(b) Reports on Form 8-K

On April 29, 2004, the Company filed a current report on Form 8-K containing a press release announcing a cash dividend of $0.50 per share on outstanding CFFN common stock payable on May 21, 2004 to stockholders of record as of the close of business on May 7, 2004.

On May 5, 2004, the Company filed a current report on Form 8-K containing a press release announcing financial results for the fiscal quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL

Date:   August 4, 2004                                     By:   /s/ John B. Dicus
                                                                                     John B. Dicus, President and
                                                                                     Chief Executive Officer

Date:   August 4, 2004                                   By:   /s/ Neil F. M. McKay
                                                                                     Neil F.M. McKay, Executive Vice President
                                                                                     and Chief Financial Officer