Form 10-K
period 2004-09-30
CAPITOL FEDERAL FINANCIAL
filed 2004-12-14
CIK 1074433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended September 30, 2004

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
Common Stock, par value $.01 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the NASDAQ National Market as of March 31, 2004, was $770.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of December 3, 2004, there were issued and outstanding 74,067,526 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the year ended September 30, 2004.
Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended September 30, 2004.

FORWARD-LOOKING STATEMENTS

Capitol Federal Financial (the "Company"), and its wholly-owned subsidiary, Capitol Federal Savings Bank ("Capitol Federal Savings" or the "Bank"), may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission ("SEC"). These forward-looking statements may be included in this Annual Report on Form 10-K and the exhibits attached to it, in the Company's reports to stockholders and in other communications by the Company, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

  our ability to continue to maintain overhead costs at reasonable levels;

  our ability to continue to originate a significant volume of one- to four-family mortgage loans in our market area;

  the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;

  the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

  the effects of, and changes in, foreign and military policies of the United States Government;

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

  the impact of changes in financial services laws and regulations, including laws concerning taxes, banking, securities and insurance;

  technological changes;

  acquisitions and dispositions;

  changes in consumer spending and saving habits; and

  our success at managing the risks involved in our business.

This list of important factors is not all inclusive. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

PART I

Item 1. Business

General

The Company is a federally chartered mid-tier mutual holding company incorporated in March 1999. The Bank is a wholly-owned subsidiary of the Company, which is majority owned by Capitol Federal Savings Bank MHC ("MHC"), a federally chartered mutual holding company. The Company's common stock is traded on the NASDAQ National Market under the symbol "CFFN."

The Bank is the only operating subsidiary of the Company. The Bank is a federally-chartered and insured savings bank headquartered in Topeka, Kansas and is examined and regulated by the Office of Thrift Supervision ("OTS"), its primary regulator. It is also regulated by the Federal Deposit Insurance Corporation ("FDIC"). We serve primarily the entire metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and a portion of the metropolitan area of greater Kansas City through 28 traditional and eight in-store banking offices. At September 30, 2004, we had total assets of $8.54 billion, deposits of $4.13 billion and total equity of $832.4 million.

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family ("single-family") residences. We also originate a limited amount of loans secured by first mortgages on nonowner-occupied one- to four-family residences, consumer loans, permanent and construction loans secured by commercial real estate and multi-family real estate loans. While our primary business is the origination of one- to four-family residential mortgage loans funded through retail deposits, we also purchase mortgage loans from nationwide lenders and correspondent lenders located within our Kansas City and Wichita market areas, and invest in certain investment and mortgage-related securities funded through retail deposits and advances from the Federal Home Loan Bank of Topeka ("FHLB"). We may originate loans outside our market area on occasion, and most of the whole loans we purchase are secured by properties located outside of our market area.

Our revenues are derived principally from interest on loans and mortgage-related securities and interest and dividends on investment securities.

We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include passbook and statement savings accounts, money market deposit accounts, NOW and non-interest bearing checking accounts and certificates of deposit with varied terms ranging from 91 days to 96 months.

Our executive offices are located at 700 South Kansas Avenue, Topeka, Kansas 66603, and our telephone number at that address is (785) 235-1341.

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

Lending Activities

General. Our primary lending activity is the origination of loans secured by first mortgages on one- to four-family residential properties. We also make consumer loans, construction loans secured by residential properties, commercial properties and multi-family real estate and loans secured by multi-family dwellings or commercial properties. Our mortgage loans carry either a fixed or an adjustable rate of interest. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. At September 30, 2004, our net loan portfolio totaled $4.75 billion, which constituted 55.6% of our total assets. For a discussion of our market risk associated with loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure about Market Risk" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

All originated loans are generated by our own employees or loan agents. Loans over $450 thousand must be underwritten by two senior level underwriters. Any mortgage loan over $750 thousand must be approved by the Asset and Liability Management Committee ("ALCO") and loans over $1.5 million must be approved by the board of directors. For loans requiring board approval, management is responsible for presenting to the board information about the creditworthiness of the borrower and the estimated value of the subject property. Information pertaining to the creditworthiness of the borrower generally consists of a summary of the borrower's credit history, employment, employment stability, net worth and income. The estimated value of the property must be supported by an independent appraisal report prepared in accordance with our appraisal policy.

At September 30, 2004, the maximum amount which we could have loaned to any one borrower and the borrower's related entities was approximately $112.4 million. Our largest lending relationship to a single borrower or a group of related borrowers on that date consisted of 12 multi-family real estate projects, one single-family home and three commercial real estate projects located throughout Kansas, totaling $29.7 million. No single loan in this group exceeded $3.8 million at that date. With our largest lending relationship, the Bank had additional commitments outstanding at September 30, 2004 to originate loans of $1.0 million for a single-family home, $2.5 million for a multi-family real estate project and $6.0 million for a commercial real estate project. Most of the multi-family real estate loans qualify for the low income housing tax credit program. We have over 20 years experience with this group of borrowers who usually build and manage their own properties. All of these loans were current and performing in accordance with their terms at September 30, 2004.

The second largest lending relationship at September 30, 2004, consisted of five loans totaling $7.6 million. Three loans are secured by multi-family real estate units and two are secured by single-family homes. We have over 20 years of experience with the borrowers. All units were built and are presently being managed by the borrowers. Each of the loans to this group of borrowers was current and performing in accordance with its terms at September 30, 2004.

Our Loan Portfolio. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, net deferred fees and discounts and allowances for losses) as of the dates indicated.
	September 30,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real Estate Loans:	(Dollars in thousands)
One- to four-family	$ 4,492,205	93.70%	$ 4,069,197	93.44%	$ 4,612,543	93.94%	$ 5,166,660	94.66%	$ 5,206,237	95.02%
Multi-family	35,421	0.74	38,464	0.88	45,985	0.94	48,991	0.90	50,767	0.93
Commercial	8,698	0.18	7,881	0.18	5,514	0.11	7,966	0.15	13,206	0.24
Construction and development	54,782	1.14	48,537	1.11	48,023	0.98	44,712	0.82	38,192	0.70
Total real estate loans	4,591,106	95.76	4,164,079	95.61	4,712,065	95.97	5,268,329	96.53	5,308,402	96.89

Other Loans:
Consumer Loans:
Savings	9,141	0.19	10,963	0.25	11,931	0.24	14,466	0.26	13,964	0.25
Home improvement	636	0.01	882	0.02	1,498	0.03	1,970	0.04	2,373	0.04
Automobile	2,274	0.05	3,798	0.09	6,913	0.14	10,346	0.19	10,728	0.20
Home equity	189,861	3.96	173,656	3.99	175,551	3.58	161,239	2.95	142,654	2.60
Other	993	0.03	1,346	0.04	1,727	0.04	1,678	0.03	842	0.02
Total consumer loans	202,905	4.24	190,645	4.39	197,620	4.03	189,699	3.47	170,561	3.11
Commercial business loans	129	--	201	--	151	--	25	--	30	--
Total other loans	203,034	4.24	190,846	4.39	197,771	4.03	189,724	3.47	170,591	3.11
Total loans receivable	4,794,140	100.00%	4,354,925	100.00%	4,909,836	100.00%	5,458,053	100.00%	5,478,993	100.00%

Less:
Loans in process	23,623		27,039		21,764		20,057		16,891
Net deferred fees and discounts	18,794		15,896		15,678		16,652		15,061
Allowance for losses	4,495		4,550		4,825		4,837		4,596
Total loans receivable, net	$ 4,747,228		$ 4,307,440		$ 4,867,569		$ 5,416,507		$ 5,442,445

 The following table shows the composition of our loan portfolio by fixed and adjustable rate at the dates indicated.
	September 30,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Fixed-Rate Loans:	(Dollars in thousands)
Real estate:
One- to four-family	$ 3,118,912	65.06%	$ 3,005,475	69.01%	$ 3,418,360	69.62%	$ 3,325,203	60.92%	$ 2,812,848	51.34%
Multi-family	34,828	0.73	37,819	0.87	44,494	0.91	47,411	0.87	35,719	0.65
Commercial	8,654	0.18	7,834	0.18	4,996	0.10	5,146	0.10	8,123	0.15
Construction and development	38,058	0.79	36,588	0.84	31,944	0.65	30,936	0.57	16,006	0.29
Total real estate loans	3,200,452	66.76	3,087,716	70.90	3,499,794	71.28	3,408,696	62.46	2,872,696	52.43

Consumer	26,137	0.55	26,561	0.61	38,579	0.79	46,846	0.85	41,641	0.76
Commercial business	129	--	201	--	151	--	25	--	30	--
Total fixed-rate loans	3,226,718	67.31	3,114,478	71.51	3,538,524	72.07	3,455,567	63.31	2,914,367	53.19

Adjustable-Rate Loans:
Real estate:
One- to four-family	1,373,293	28.64	1,063,722	24.43	1,194,183	24.32	1,841,457	33.74	2,393,389	43.68
Multi-family	593	0.01	645	0.01	1,491	0.03	1,580	0.03	15,048	0.28
Commercial	44	--	47	--	518	0.01	2,820	0.05	5,083	0.09
Construction and development	16,724	0.35	11,949	0.28	16,079	0.33	13,776	0.25	22,186	0.41
Total real estate loans	1,390,654	29.00	1,076,363	24.72	1,212,271	24.69	1,859,633	34.07	2,435,706	44.46

Consumer	176,768	3.69	164,084	3.77	159,041	3.24	142,853	2.62	128,920	2.35
Total adjustable-rate loans	1,567,422	32.69	1,240,447	28.49	1,371,312	27.93	2,002,486	36.69	2,564,626	46.81
Total loans	4,794,140	100.00%	4,354,925	100.00%	4,909,836	100.00%	5,458,053	100.00%	5,478,993	100.00%

Less:
Loans in process	23,623		27,039		21,764		20,057		16,891
Net deferred fees and discounts	18,794		15,896		15,678		16,652		15,061
Allowance for loan losses	4,495		4,550		4,825		4,837		4,596
Total loans receivable, net	$ 4,747,228		$ 4,307,440		$ 4,867,569		$ 5,416,507		$ 5,442,445

The following schedule presents the contractual maturity of our loan portfolio at September 30, 2004. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Real Estate
			Multi-family and		Construction				Commercial
	One- to Four-Family		Commercial		and Development(2)		Consumer		Business		Total
Due During		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
Years Ending		Average		Average		Average		Average		Average		Average
September 30	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
2005(1)	$ 1,556	5.27%	$ --	--%	$ 53,353	5.48%	$ 7,282	4.72%	$ --	--%	$ 62,191	5.39%
2006	1,510	7.13	--	--	1,429	4.55	109	5.37	--	--	3,048	5.86
2007	4,090	7.33	1,365	7.10	--	--	5,812	6.89	--		11,267	7.08
2008 to 2009	30,701	6.33	1,019	7.41	--	--	3,356	7.20	--	--	35,076	6.44
2010 to 2011	36,892	6.32	314	7.41	--	--	4,980	7.03	129	8.04	42,315	6.42
2012 to 2026	1,647,585	5.52	41,421	6.58	--	--	67,917	5.74	--	--	1,756,923	5.56
2027 and beyond	2,769,871	5.32	--	--	--	--	113,449	5.52	--	--	2,883,320	5.33
Totals	$ 4,492,205	5.41%	$ 44,119	6.62%	$ 54,782	5.46%	$ 202,905	5.67%	$ 129	8.04%	$ 4,794,140	5.44%

(1) Includes demand loans, loans having no stated maturity and overdraft loans.

(2) Construction loans are presented based upon the term to complete construction.

The total amount of loans due after September 30, 2005 which have predetermined interest rates is $3.18 billion, while the total amount of loans due after such date which have floating or adjustable interest rates is $1.55 billion.

One- to Four-Family Residential Real Estate Lending. Residential loan originations are generated by referrals from real estate brokers and builders, our marketing efforts and existing and walk-in customers. We focus our lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied one- to four-family residences in our market areas. In order to generate additional lending volume, we purchase whole residential loans secured by properties located generally throughout the Midwest. These purchases allow us to attain geographic diversification and manage credit concentration risks in the loan portfolio. At September 30, 2004, one- to four-family residential mortgage loans totaled $4.49 billion, or 93.7% of our total loan portfolio.

We generally underwrite our loans using an automated underwriting system developed by a third party, which closely resembles our manual underwriting standards, with emphasis on the applicant's credit history, employment and income history, asset reserves and loan-to-value ratio. All information used for an automated decision is validated with supporting documentation. Loans that do not meet our automated underwriting standards are referred to a staff underwriter for manual underwriting. Presently, we lend up to 103% of the lesser of the appraised value or purchase price for one- to four-family residential loans. For loans with a loan-to-value ratio in excess of 80%, we require private mortgage insurance in order to reduce our loss exposure. Properties securing our one- to four-family loans are appraised by either staff appraisers or independent fee appraisers approved by the board of directors. We generally require our borrowers to obtain title and hazard insurance and flood insurance, if necessary, in an amount not less than the value of the property and improvements. We require borrowers to maintain escrow accounts for property taxes with the Bank if their loan-to-value ratio exceeds 80%.

We originate one- to four-family mortgage loans on either a fixed or adjustable rate basis, as consumer demand dictates. Our pricing strategy for mortgage loans includes setting interest rates that are competitive with Fannie Mae and Freddie Mac and local financial institutions, and consistent with our internal needs. Adjustable-rate mortgage ("ARM") loans are offered with either a one-year, three-year, five-year or seven-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan generally adjusts annually for the remainder of the term of the loan. We use a number of different indices to reprice our ARM loans. During June of fiscal year 2004, the Bank expanded its portfolio of loan products by offering adjustable-rate mortgage loans that do not require principal payments during the initial term. Loan repayment schedules are determined at the repricing date for the remaining term of the loan.

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

Our one- to four-family residential ARM loans are fully amortizing loans with contractual maturities of up to 30 years, with payments due monthly. Our current ARM loans generally provide for specified minimum and maximum interest rates, with a lifetime cap and floor, a periodic adjustment on the interest rate over the rate in effect on the date of origination and do not permit negative amortization of principal. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds. Our ARM loans are not automatically convertible into fixed-rate loans. We do allow borrowers to pay a modification fee to convert an ARM loan to a fixed-rate loan.

In order to remain competitive in our market areas, we currently originate ARM loans at initial rates below the fully indexed rate. We qualify borrowers based on this initial discounted rate for our three, five and seven year ARMs.

ARM loans can pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment rises, increasing the potential for default. Historically, we have not experienced difficulty with the repayment of these loans in a rising rate environment. See "Asset Quality - Non-performing Assets" and "Asset Quality - Classified Assets." At September 30, 2004, our one- to four-family ARM loan portfolio totaled $1.37 billion, or 28.6% of our total loan portfolio. At that date the fixed-rate one- to four-family mortgage loan portfolio totaled $3.12 billion, or 65.1% of our total loan portfolio.

Multi-family and Commercial Real Estate Lending. We offer a variety of multi-family and commercial real estate loans. These loans are secured primarily by multi-family dwellings and small office buildings located in our market areas. At September 30, 2004, multi-family and commercial real estate loans totaled $44.1 million, or 0.9% of our total loan portfolio.

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

Construction and Development Lending. At September 30, 2004, we had $54.8 million in construction and development loans outstanding, representing 1.1% of our total loan portfolio. We originate construction loans primarily secured by one- to four-family residential real estate. Presently, all of these loans are secured by property located within our market areas. At September 30, 2004, we had $49.8 million of these loans outstanding. None of these loans were made to builders for speculative purposes. Construction loans are obtained principally by homeowners whose mortgage loan on the property begins when construction is complete. The application process includes submission of complete plans, specifications and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction, including the land and the building. We also conduct regular inspections of the construction project being financed.

Development lending involves additional risks that are not inherent in one-to four-family residential permanent mortgage loans. At September 30, 2004, we had $5.0 million of development loans on commercial properties with builders with whom we have had a long-term relationship. Our development loans are based upon estimates of costs to construct and the value associated with the completed project, and these estimates may be inaccurate. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, development loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell the property, rather than the ability of the borrower or guarantor to repay principal and interest. Delays in completing the project may arise from labor problems, material shortages and other unpredictable contingencies. If the estimate of the cost of construction is inaccurate, we may be required to advance additional funds to complete the project. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of the project.

Consumer Lending. Consumer loans generally have shorter terms to maturity or reprice more frequently, which reduces our exposure to changes in interest rates, and usually carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At September 30, 2004, our consumer loan portfolio totaled $203.0 million, or 4.2% of our total loan portfolio.

We offer a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, student loans and loans secured by savings deposits. We also offer a very limited amount of unsecured loans. We currently originate all of our consumer loans in our market areas. Our home equity loans, including lines of credit and home improvement loans comprised approximately 4.0% of our total loan portfolio at September 30, 2004. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. In order to minimize risk of loss, home equity loans in excess of 80% of the value of the property require private mortgage insurance. The term to maturity on our home equity and home improvement loans may be up to 15 years. Home equity lines of credit have no stated term to maturity and require the payment of 1 1/2% of the outstanding loan balance per month, which may be reborrowed at any time. Other consumer loan terms vary according to the type of collateral and the length of contract. The majority of our consumer loan portfolio is comprised of home equity lines of credit, which have interest rates that adjust monthly based upon changes in the prime rate.

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

Loan Originations, Purchases, Sales and Repayments. We originate loans through referrals from real estate brokers and builders, our marketing efforts, and our existing and walk-in customers. While we originate both adjustable and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market areas. Demand is affected by local demand, competition and the interest rate environment. During the 2004 and 2003 fiscal years, we originated and refinanced $248.0 million and $400.1 million of one- to four-family ARM loans and $491.0 million and $1.07 billion of one- to four-family fixed-rate mortgage loans, respectively. During fiscal year 2004, our dollar volume of fixed-rate, one- to four-family loans exceeded the dollar volume of the same type of adjustable-rate loans, consistent with the prior fiscal year. During fiscal year 2004, the Company experienced a decrease in the prepayment of principal on loans and mortgage-related securities compared to the previous year due to an increase in market rates of interest compared to the previous year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

In an effort to offset the impact of repayments and to retain our customers, we offer existing loan customers the opportunity to modify their original loan terms to terms generally consistent with those currently being offered in our market areas. This program requires the existing borrower to pay a minimum fee of $700 up to a maximum of 1% of their loan balance, capped at $975. This program helps ensure that we maintain the relationship with the customer and significantly reduces the amount of time it takes for borrowers to obtain current market pricing and terms without having to refinance their loan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

While our primary business is the origination of one- to four-family mortgage loans, competition from other lenders in our market areas, to a certain extent, limits the volume of loans we have been able to originate and place in our portfolio. As a result we have purchased mortgage loans and investment and mortgage-related securities to supplement our loan portfolios.

Our purchased whole loans are originated by nationwide lenders and correspondent lenders located within our Kansas City and Wichita market areas. Our correspondent lending is by contractual agreement to purchase an approved loan and the servicing rights, on a loan by loan basis. The loan product is originated for us to our specifications including interest rates, product description and underwriting standards. The loan products include fixed and adjustable-rate loans. We set prices for loan products at least once each week. The underwriting is generally provided by a third party underwriter who is under contract with us to use our internal underwriting standards which are generally in accordance with Fannie Mae and Freddie Mac's underwriting guidelines.

During the second quarter of fiscal year 2004, the Bank began purchasing pools of fixed and adjustable-rate mortgage loans from nationwide lenders with servicing rights retained by the seller. Before committing to purchase a pool of loans, the Chief Lending Officer reviews specific criteria of each loan in the pool. The specific criteria includes such items as loan amount, credit scores, loan-to-value ratio, debt ratios, liquid assets, property type, and loan purpose. If the specific criteria do not meet our underwriting standards, then the loan may be removed from the pool, depending on compensating factors. Once the review of the specific criteria is complete and loans not meeting our standards are removed from the pool, changes are sent back to the lender for acceptance and pricing. If the pricing is accepted by our Chief Financial Officer, we will commit to purchase the pool of loans. Before the pool is funded, an approved purchase loan underwriter reviews 25% of the loan files in the pool. If a loan does not meet our underwriting standards for these loans, it is removed from the pool prior to funding.

Loan purchases serve to reduce our risk of geographic concentration and balance our portfolio with adjustable-rate loans that are not considered as attractive as fixed-rate loans in our local market areas. During the third quarter of fiscal year 2004, the Bank increased its purchases of adjustable-rate loans and decreased its purchases of mortgage-related securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K. The emphasis of purchasing mortgage loans is expected to continue, to the extent the supply is available, as rates on mortgage loans are more favorable than rates on mortgage-related securities.

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

The following table shows our loan originations, loan purchases, mortgage-related securities purchases, loan sales and repayment activity for the periods indicated.

	Year Ended September 30,
	2004	2003	2002
Originations by type:	(Dollars in thousands)
Adjustable-rate:
Real estate - one- to four-family	$ 248,024	$ 400,055	$ 280,701
- multi-family	--	--	--
- commercial	--	--	--
Non-real estate - consumer	142,009	155,618	149,807
- commercial business	--	45	22
Total adjustable-rate	390,033	555,718	430,530
Fixed-rate:
Real estate - one- to four-family	490,963	1,069,101	1,069,515
- multi-family	4,233	1,349	1,954
- commercial	1,200	5,773	1,405
Non-real estate - consumer	17,761	16,211	26,795
- commercial business	12	47	107
Total fixed-rate	514,169	1,092,481	1,099,776
Total loans originated	904,202	1,648,199	1,530,306

Purchases:
Real estate - one- to four-family	537,065	182,017	119,534
- multi-family	--	--	--
- commercial	--	--	--
Non-real estate - consumer	--	--	--
Total loans purchased	537,065	182,017	119,534
Mortgage-related securities available for
sale (excluding REMICs and CMOs)	1,050	2,340,718	615,034
Mortgage-related securities held to
maturity (excluding REMICs and CMOs)	885,739	717,558	6,546
REMICs and CMOs	--	--	711,369
Total purchased	1,423,854	3,240,293	1,452,483

Sales and Repayments:
Real estate - one- to four-family	--	591,562	278,899
Non-real estate - consumer (student loans)	10,630	26,213	9,421
Total loans sold	10,630	617,775	288,320
Mortgage-related securities	--	--	--
Total sales	10,630	617,775	288,320
Principal repayments	2,152,596	4,527,687	2,843,971
Total reductions	2,163,226	5,145,462	3,132,291

Decrease in other items, net	21,340	75,265	3,726

Net increase (decrease)	$ 143,490	$ (332,235)	$ (153,228)

Asset Quality

When a borrower fails to make a loan payment on or before the due date, a late charge notice is mailed 15 days after the due date if the payment has not been received and a late charge is assessed. All delinquent accounts are reviewed by collection personnel, who attempt to cure the delinquency by contacting the borrower. If the loan becomes 60 days delinquent, the collection personnel will generally send a personal letter to the borrower requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current within the next 90 days. If the account becomes 90 days delinquent, and an acceptable repayment plan has not been agreed upon, the collection personnel will generally refer the account to legal counsel, with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. During this 30 day period a written repayment plan from the borrower which would bring the account current within the next 90 days may be approved by an officer. Once the loan becomes 120 days delinquent, and an acceptable repayment plan has not been agreed upon, the collection officer, after receiving approval from the appropriate officer as designated by our board of directors, will turn over the account to our legal counsel with instructions to initiate foreclosure.

Delinquent Loans. The following tables set forth our loans delinquent 30 - 89 days by type, number, amount and percentage of type as of the periods presented.

	Loans Delinquent for 30-89 Days
			Percent of Amount
			to Total Delinquent
As of September 30, 2004:	Number	Amount	Loans
Real Estate:	(Dollars in thousands)
One- to four-family	310	$ 22,252	98.46%
Multi-family	--	--	--
Commercial	--	--	--
Construction and development	--	--	--
Consumer	49	349	1.54
Commercial business	--	--	--

Total	359	$ 22,601	100.00%

	Loans Delinquent for 30-89 Days
			Percent of Amount
			to Total Delinquent
As of September 30, 2003:	Number	Amount	Loans
Real Estate:	(Dollars in thousands)
One- to four-family	303	$ 25,627	98.48%
Multi-family	--	--	--
Commercial	--	--	--
Construction and development	--	--	--
Consumer	52	396	1.52
Commercial business	--	--	--

Total	355	$ 26,023	100.00%

Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets. Loans are placed on non-accrual status when the loan is greater than 90 days delinquent. At all dates presented, we had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than prevailing market rates, and no accruing loans more than 90 days delinquent. Real estate owned includes assets acquired in settlement of loans and land acquired by the Bank not used for the purpose of a new branch site. The balance of one- to four-family real estate owned is represented by 40 properties totaling $4.0 million, or an average balance of less than $100 thousand per property. The balance of real estate owned in construction and development represents a single property the Bank purchased for a potential branch site which is classified as real estate owned per OTS guidelines.

	September 30,
	2004	2003	2002	2001	2000
		(Dollars in thousands)
Non-accruing loans:
One- to four-family	$ 5,761	$ 8,686	$ 7,701	$ 6,384	$ 3,321
Multi-family	--	--	--	--	--
Commercial real estate	--	--	--	--	--
Construction and development	--	--	--	--	--
Consumer	310	258	273	276	134
Commercial business	--	--	--	--	--
Total	6,071	8,944	7,974	6,660	3,455

Real estate owned:
One- to four-family	3,976	3,773	2,886	1,031	1,094
Multi-family	--	--	--	--	--
Commercial real estate	--	--	--	--	--
Construction and development	273	273	--	--	--
Consumer	--	--	--	--	--
Commercial business	--	--	--	--	--
Total	4,249	4,046	2,886	1,031	1,094

Total non-performing assets	$ 10,320	$ 12,990	$ 10,860	$ 7,691	$ 4,549
Non-performing assets as a percentage of total assets	0.12%	0.15%	0.12%	0.09%	0.06%

For the year ended September 30, 2004, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $65 thousand. The amount that was included in interest income on these loans, before non-accruing status, was $127 thousand for the year ended September 30, 2004.

Non-accruing Loans. At September 30, 2004 we had $6.1 million in non-accruing (these loans may also be referred to as "non-performing") loans, which constituted 0.1% of our total loan portfolio. At that date, there were no non-accruing loans to any one borrower or group of related borrowers that exceeded $1.0 million, either individually or in the aggregate. The decrease in non-accruing loans from the prior year was primarily the result of a decrease in loans entering foreclosure.

Other Loans of Concern. In addition to the non-performing assets set forth in the table above, there was also an aggregate of $397 thousand in net book value of loans as of September 30, 2004, which were performing, to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans are classified as "special mention" under applicable OTS regulations and have been included in management's determination of the adequacy of our allowance for loan losses.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as "substandard," "doubtful" or "loss". An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent as those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

In connection with the filing of the Bank's periodic reports with the OTS and in accordance with our asset classification policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of our assets, at September 30, 2004, we had classified $11.2 million of our assets as substandard, none as doubtful and none as loss. The $11.2 million of substandard loans include $6.1 million of non-accruing loans, $4.2 million of real estate owned and $900 thousand of loans we consider the repayment of principal to not be certain even though the loans are not more than 90 days delinquent. The amount classified as substandard represented 1.4% of stockholders' equity and 0.1% of our assets at September 30, 2004.

Provision for Loan Losses. We recorded a provision for loan losses in fiscal years 2004, 2003 and 2002 of $64 thousand, $0 and $184 thousand, respectively. The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under "Allowance for Loan Losses." The provision for loan losses in fiscal 2004 was based on management's review of such factors which indicated that the allowance for loan losses was adequate to cover losses inherent in the loan portfolio as of September 30, 2004.

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

Senior management reviews these conditions quarterly in discussions with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem loan as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such loan. Where any of these conditions are not evidenced by a specifically identifiable problem loan or from inherent or known losses in a portfolio segment as of the evaluation date, management's evaluation of the loss related to this condition is reflected in the unallocated allowance associated with our homogeneous population of mortgage loans. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments.

The allowance for loan losses is based on estimates of losses inherent in the loan portfolio. The amounts actually observed in respect of these losses can vary significantly from the estimated amounts. Our methodology as described permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management's judgment, significant factors which affect the collectibility of the portfolio as of the evaluation date are not reflected in the current loss factors. By assessing the estimated losses inherent in our loan portfolio on a quarterly basis, we can adjust specific and inherent loss estimates based upon more recent information.

At September 30, 2004, our allowance for loan losses was $4.5 million or 0.1% of the total loan portfolio and approximately 74.0% of total non-accruing loans. This compares with an allowance for loan losses of $4.6 million or 0.1% of the total loan portfolio and approximately 50.9% of total non-accruing loans as of September 30, 2003.

During fiscal year 2004, our net one- to four-family loan portfolio increased by $423.7 million from fiscal year 2003. Non-accruing one- to four-family loans decreased by $2.9 million, or 33.7%, to $5.8 million at September 30, 2004. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K. The allowance increased on this portfolio of loans. The increase was attributable to the inherent risks associated with a larger pool of loans partially offset by a decrease in the amount of non-accruing loans.

During 2004, our net multi-family and commercial loan portfolio decreased by approximately 5.0% to $44.1 million. Our allowance for loan losses on these loans was approximately 0.6% of the portfolio. The portfolio of net construction and development loans increased by approximately 27.2% to $28.5 million. The allowance increased on these loans because of an increase in the balances in these portfolios.

Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolio.

Based upon the foregoing analysis of our reserving methodology, it is management's belief that the current balance provided by the formula allowance provides adequate reserves for the estimated losses inherent in the portfolio. Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that the Bank will realize in the future resulting from an increase in the one- to four-family residential loan portfolio.

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended September 30,
	2004	2003	2002	2001	2000
	(Dollars in thousands)

Balance at beginning of period	$ 4,550	$ 4,825	$ 4,837	$ 4,596	$ 4,407

Charge-offs:
One- to four-family	84	153	114	49	48
Multi-family	--	--	--	--	250
Commercial real estate	--	--	--	--	--
Construction and development	--	--	--	--	--
Consumer	77	144	85	42	13
Commercial business	--	--	--	--	--
Total charge-offs	161	297	199	91	311
Recoveries	42	22	3	257	6
Net charge-offs (recoveries)	119	275	196	(166)	305
Provisions charged to operations	64	--	184	75	494
Balance at end of period	$ 4,495	$ 4,550	$ 4,825	$ 4,837	$ 4,596

Ratio of net charge-offs during the period to average
loans outstanding during the period	--%	--%	--%	--%	0.01%

Ratio of net charge-offs during the period to average
non-performing assets	1.02%	2.31%	2.11%	(2.71)%	5.76%

Allowance as a percentage of non-accruing loans	74.04%	50.87%	60.51%	72.63%	133.02%

Allowance as a percentage of total loans
(end of period)	0.09%	0.11%	0.10%	0.09%	0.08%

The distribution of our allowance for loan losses at the dates indicated is summarized as follows:
	September 30,
	2004			2003			2002			2001			2000
			Percent			Percent			Percent			Percent			Percent
			of Loans			of Loans			of Loans			of Loans			of Loans
			in Each			in Each			in Each			in Each			in Each
	Amount of	Loan	Category	Amount of	Loan	Category	Amount of	Loan	Category	Amount of	Loan	Category	Amount of	Loan	Category
	Loan Loss	Amounts	to Total	Loan Loss	Amounts	to Total	Loan Loss	Amounts	to Total	Loan Loss	Amounts	to Total	Loan Loss	Amounts	to Total
	Allowance	by Category	Loans	Allowance	by Category	Loans	Allowance	by Category	Loans	Allowance	by Category	Loans	Allowance	by Category	Loans
	(Dollars in thousands)
One- to four-family	$ 3,561	$4,476,165	94.20%	$ 3,468	$4,052,491	93.99%	$ 3,792	$ 4,723,454	94.13%	$ 3,970	$ 5,150,125	95.00%	$ 3,837	$ 5,192,055	95.32%
Multi-family	177	35,339	0.74	272	38,376	0.89	322	45,485.91		267	48,512.90		204	50,365.93
Commercial real estate	65	8,660	0.18	59	7,858	0.18	38	5,486.11		36	7,844.14		39	13,172.24
Construction and
development	201	28,525	0.60	148	22,419	0.52	177	26,733.53		319	25,139.46		211	20,858.38
Consumer	484	202,905(1)	4.28	407	190,645	4.42	467	216,742	4.32	223	189,699	3.50	252	170,561	3.13
Commercial business	7	129	--	11	201	--	8	151	--	--	25	--	--	30	--
Unallocated		--	--	185	--	--	21	--	--	22	--	--	53	--	--
Total	$ 4,495	$4,751,723	100.00%	$ 4,550	$4,311,990	100.00%	$ 4,825	$ 5,018,051	100.00%	$ 4,837	$ 5,421,344	100.00%	$ 4,596	$ 5,447,041	100.00%

(1) The balance of consumer loans excludes loans available for sale of $3.4 million at September 30, 2004.

Investment Activities

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. See "Regulation - Capitol Federal Savings Bank" and "Qualified Thrift Lender Test" for a discussion of additional restrictions on our investment activities.

The Chief Financial Officer has the basic responsibility for the management of our investment portfolio, subject to the direction and guidance of the ALCO. The Chief Financial Officer considers various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of net deposit flows, the volume of loan sales and the anticipated demand for funds via deposits, withdrawals and loan originations and purchases.

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

Our investment securities currently consist of U.S. Government and agency securities including those issued by government-sponsored enterprises such as Fannie Mae and Freddie Mac. During fiscal year 2004 we purchased $150.0 million of investment securities, which were long-term, callable agency bonds. See "Note 2 of the Notes to Consolidated Financial Statements" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K. Our mortgage-related securities portfolio consists of securities issued by government-sponsored enterprises. A portion of the mortgage-related securities portfolio consists of collateralized mortgage obligations ("CMOs"). CMOs are special types of pass-through debt securities in which the stream of principal and interest payments on the underlying mortgages or mortgage-related securities are used to create investment classes with different maturities and, in some cases, different amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. We do not purchase any residual interest bonds. See "Notes 3 and 4 of the Notes to Consolidated Financial Statements" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

During fiscal year 2004, our portfolio of mortgage-related securities decreased by $295.5 million, primarily due to maturities and repayments of $1.16 billion on such securities, partially offset by purchases of new securities. During fiscal year 2004, we purchased a total of $886.8 million of these securities, of which $370.7 million were fixed-rate mortgage-backed securities ("MBSs") with a weighted average life of 5.43 years and a weighted average yield of 4.40%. The remaining $516.1 million of purchases, were variable rate MBSs with a weighted average yield of 3.45% and had a weighted average term of 3.71 years to their next repricing date at the time of purchase. See "Lending Activities - Loan Origination, Purchases, Sales and Repayments" for a discussion regarding the funding of these purchases.

We have generally paid a premium over the par value for the mortgage-related securities we purchase. When securities are purchased for a price other than par, the difference between the price paid and par is accreted to or amortized against the interest earned over the life of the security, depending on whether a discount or premium to par is paid. Movements in interest rates affect prepayment rates which, in turn, affect the average lives of mortgage-related securities and the speed at which the discount or premium is accreted to or amortized against earnings.

At September 30, 2004, we held CMOs totaling $7.3 million, all of which were secured by underlying collateral issued under government-sponsored enterprises. All of our CMOs are currently classified as held to maturity. At September 30, 2004, none of our CMOs qualified as high risk mortgage securities as defined under OTS regulations.

While mortgage-related securities, such as CMOs and Real Estate Mortgage Investment Conduits ("REMICs"), carry a reduced credit risk compared to whole loans, these securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the underlying mortgage loans and so affect both the prepayment speed, and value, of the securities. As noted above, the Bank, on some transactions, pays a premium for mortgage-related securities purchased. These premiums may be significant and may cause significant negative yield adjustments due to accelerated prepayments on the underlying mortgages.

The following table sets forth the composition of our investment and mortgage-related securities portfolio at the dates indicated. Our investment securities portfolio at September 30, 2004, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of our stockholders' equity, excluding those issued by the government or its agencies.

	September 30,
	2004			2003			2002
	Carrying	% of	Fair	Carrying	% of	Fair	Carrying	% of	Fair
	Value	Total	Value	Value	Total	Value	Value	Total	Value
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-related securities	$ 1,201,800	100.00%	$ 1,201,800	$ 2,128,721	100.00%	$ 2,128,721	$ 1,318,974	100.00%	$ 1,318,974
Total securities available-for-sale	$ 1,201,800	100.00%	$ 1,201,800	$ 2,128,721	100.00%	$ 2,128,721	$ 1,318,974	100.00%	$ 1,318,974

Investment securities held-to-maturity:
Mortgage-related securities	$ 1,446,908	69.40%	$ 1,443,168	$ 815,453	44.37%	$ 821,603	$ 1,255,906	71.49%	$ 1,284,539
U.S. government and agency securities	638,079	30.60	645,601	1,022,412	55.63	1,046,693	500,814	28.51	534,769
Total securities held-to-maturity	$ 2,084,987	100.00%	$ 2,088,769	$ 1,837,865	100.00%	$ 1,868,296	$ 1,756,720	100.00%	$ 1,819,308

Total securities	$ 3,286,787		$ 3,290,569	$ 3,966,586		$ 3,997,017	$ 3,075,694		$ 3,138,282

The composition and maturities of the investment and mortgage-related securities portfolio, excluding Federal Home Loan Bank stock, are indicated in the following table.
	September 30, 2004
	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Rate	Value	Rate	Value	Rate	Value	Rate	Value	Rate
	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-related securities	$ --	--%	$ 40,491	6.39%	$ --	--%	$ 1,161,309	4.36%	$ 1,201,800	4.43%
Total securities available-for-sale	--	--	40,491	6.39	--	--	1,161,309	4.36	1,201,800	4.43

Investment securities held-to-maturity:
Mortgage-related securities	--	--	95,718	3.50	--	--	1,351,190	4.09	1,446,908	4.05
U.S. government and agency securities	107,648	6.45	380,431	4.36	--	--	150,000	5.92	638,079	5.08
Total securities held-to-maturity	107,648	6.45	476,149	4.19	--	--	1,501,190	4.27	2,084,987	4.36

Total securities	$ 107,648	6.45%	$ 516,640	4.36%	$ --	--%	$ 2,662,499	4.31%	$ 3,286,787	4.39%

Sources of Funds

General. Our sources of funds are deposits, borrowings, repayment of principal and interest on loans and mortgage-related securities, interest earned on or maturities of other investment securities and funds provided from operations.

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

The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. We endeavor to manage the pricing of our deposits in keeping with our asset and liability management, liquidity and profitability objectives. Based on our experience, we believe that our deposits are relatively stable sources of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been, and will continue to be, significantly affected by market conditions. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure about Market Risk" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

The following table sets forth our deposit flows during the periods indicated.

	Year Ended September 30,
	2004	2003	2002

	(Dollars in thousands)
Opening balance	$ 4,237,889	$ 4,391,874	$ 4,285,835
Deposits	6,507,746	6,315,243	6,299,405
Withdrawals	6,700,455	6,578,835	6,341,661
Interest credited	82,292	109,607	148,295

Ending balance	$ 4,127,472	$ 4,237,889	$ 4,391,874

Net (decrease) increase	$ (110,417)	$ (153,985)	$ 106,039

Percent (decrease) increase	(2.61)%	(3.51)%	2.47%

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs we offered for the periods indicated.

	Year Ended September 30,
	2004		2003		2002
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Transactions and Savings
Deposits:
Demand deposits	$ 380,463	9.22%	$ 374,506	8.84%	$ 344,979	7.85%
Passbook and Passcard	125,992	3.05	119,532	2.82	107,500	2.45
Money market select	929,862	22.53	928,260	21.90	808,162	18.41

Total non-certificates	1,436,317	34.80	1,422,298	33.56	1,260,641	28.71

Certificates (by rate):

0.00 - 0.99%	5,109	0.12	104	--	--	--
0.99 - 1.99%	636,282	15.42	709,092	16.73	66,769	1.52
2.00 - 2.99%	1,236,086	29.94	708,644	16.72	649,084	14.78
3.00 - 3.99%	449,464	10.89	747,269	17.64	990,172	22.55
4.00 - 4.99%	228,475	5.54	251,367	5.93	592,173	13.48
5.00 - 5.99%	22,221	0.54	216,106	5.10	395,886	9.01
6.00 - 6.99%	113,518	2.75	183,009	4.32	437,149	9.95

Total certificates	2,691,155	65.20	2,815,591	66.44	3,131,233	71.29

Total deposits	$ 4,127,472	100.00%	$ 4,237,889	100.00%	$ 4,391,874	100.00%

The following table sets forth the rate and maturity information for our certificates of deposit as of September 30, 2004.
	Amount	Rate
Certificates maturing :	(Dollars in thousands)
Within three months	$ 366,751	2.10%
Over three to six months	475,937	2.39
Over six months to one year	527,445	2.66
Over one to two years	743,194	2.89
Over two to three years	365,638	3.73
Over three to four years	180,263	3.21
Over four to five years	26,673	3.42
Thereafter	5,254	4.26
	$ 2,691,155	2.79%

The following table sets forth the maturity periods of our certificates of deposit in amounts of $100 thousand or more at September 30, 2004.

	Amount	Rate
	(Dollars in thousands)
Certificates maturing:
Three months or less	$ 124,047	1.84%
Over three months through six months	93,033	2.33
Over six months through twelve months	72,407	2.81
Over twelve months	214,964	3.29
	$ 504,451	2.69%

The board of directors has authorized the utilization of brokers to obtain deposits as a source of funds. The Bank has entered into several relationships with nationally recognized wholesale deposit brokerage firms to accept deposits from these firms. All fees to the brokers are paid by the depositor. Depending on market conditions, the Bank may use brokered deposits from time to time to fund asset growth and manage interest rate risk. The Bank's policies limit the amount of brokered deposits that it may have at any time to 15% of total deposits. The rates paid on brokered deposits are the same rates offered on our retail deposits. At September 30, 2004 and 2003, the balance of brokered deposits was $82.3 million and $96.2 million, respectively.

The board of directors has also authorized the utilization of public unit deposits as a source of funds. The Bank's policies limit the amount of public unit deposits that it may have at any time to 10% of total deposits. The Bank is required by the State of Kansas to offer, at a minimum, the weekly rate published by the State of Kansas, as defined in the Kansas statutes. In order to qualify to obtain such deposits, the Bank must have a branch in each county in which it collects public unit deposits. At September 30, 2004 and 2003, the balance of public unit deposits was $112.3 million and $33.8 million, respectively. The Bank intends to continue to grow the balance of public unit deposits as long as the rates published by the State of Kansas and competitors rates are within an acceptable range.

Borrowings. Although deposits are our main source of funds, we utilize borrowings when, at the time of the borrowing, they can be invested at a positive rate spread, when we desire additional capacity to fund loan demand or when they help us meet our asset and liability management objectives. Historically, our borrowings have primarily consisted of advances from the FHLB and occasionally securities sold under agreement to repurchase. See "Note 9 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders" attached as Exhibit 13 to this Annual Report on Form 10-K. During the year, from time to time, we utilized our line-of-credit that we maintain at the FHLB. At September 30, 2004, we did not have any borrowings on our line-of-credit.

In December 2003, the Bank entered into interest rate swaps for a notional amount of $800.0 million to hedge an equal amount of FHLB advances. The interest rate swaps are designated as fair value hedges and the Bank accounts for the hedges using the shortcut method. Unrealized gains (losses) in the fair value of the interest rate swaps are offset by an unrealized gain (loss) on the hedged FHLB advances. At September 30, 2004, the net negative fair value adjustment on the interest rate swaps was an unrealized loss of $571 thousand. The carrying amount of the FHLB advances was reduced by an identical amount.

We may obtain advances from the FHLB upon the security of our blanket pledge agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Commitments" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate, maturity and convertible features, if any. On July 21, 2004, the Bank refinanced $2.40 billion of its fixed-rate FHLB advances. The refinanced FHLB advances were not hedged by interest rate swaps. Prior to the refinancing, the $2.40 billion of FHLB advances had a weighted average cost of 6.13% and were scheduled to mature between May 2009 and September 2010. The Bank incurred a prepayment penalty of $236.1 million, pre-tax, to refinance the advances. The Bank entered into $2.65 billion of new fixed-rate, fixed-term FHLB advances that have no conversion features at an average cost of 3.78%. The increase in the amount of advances was primarily to pay for the prepayment penalty associated with the refinancing. At September 30, 2004, we had $3.45 billion in FHLB advances outstanding.

In 2004, the Company formed Capitol Federal Financial Trust I (the "Trust"), which in March 2004 issued $52.0 million of variable rate cumulative trust preferred securities in a private transaction exempt from registration under the Securities Act of 1933. The Trust used the proceeds from the sale of its trust preferred securities and from the sale of $1.6 million of its common securities to the Company to purchase $53.6 million of Junior Subordinated Deferrable Interest Debentures (the "Debentures") which are the sole assets of the Trust. See "Note 11 of the Notes to Consolidated Financial Statements" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K. In connection with the Debentures, the Company capitalized $290 thousand of debt issuance costs to be amortized on a straight-line basis over 5 years. Interest on the Debentures is due quarterly in January, April, July and October until the maturity date of April 7, 2034. The interest rate on the Debentures, which is identical to the distribution rate paid on the trust securities and resets at each interest payment, is based upon the three month LIBOR rate plus 275 basis points. The principal is due at maturity. The Debentures are callable, in part or whole, beginning on April 7, 2009, at par, at the option of the Company. Redemption of the Debentures by the Company will result in redemption of a like amount of trust preferred securities by the Trust. There are certain covenants that the Company is required to comply with in regards to the Debentures. These covenants include limitations on dividends in the event of default or deferral of interest on the Debentures, certain certifications and financial information of the Company to the Trust and other covenants related to the payment of interest and principal and maintenance of the Trust. The Company is in compliance with all the covenants at September 30, 2004.

The following table sets forth certain information relating to the FHLB advances (including lines of credit) and other borrowings by the Company (Bank) at and as of the periods indicated.

	Year Ended September 30,
	2004		2003	2002
	(Dollars in thousands)
FHLB Advances:
Balance at end of year	$3,449,429	(1)	$3,200,000	$3,200,000
Maximum balance	3,450,000		3,200,000	3,275,000
Average balance	3,252,325		3,210,272	3,204,277
Weighted average interest rate during the year	5.28%	(2)	6.14%	6.14%
Weighted average interest rate at end of year	3.86%	(2)	6.14%	6.14%

Other Borrowings:
Balance at end of year	$ 53,348	(3)	$ 81,146	$ 101,301
Maximum balance	53,609		101,301	117,000
Average balance	27,820		88,684	104,481
Average interest rate during the year	4.21%		3.53%	4.15%
Average interest rate at end of year	4.37%		3.19%	3.96%
  The balance includes a net unrealized loss of $571 thousand relating to the interest rate swaps.
  The rates include the effect of the interest rate swaps.
  The balance includes capitalized debt issuance costs of $261 thousand.

Subsidiary and Other Activities

As a federally chartered savings bank, we are permitted by OTS regulations to invest up to 2% of our assets, or $171.0 million at September 30, 2004, in the stock of, or as unsecured loans to, service corporation subsidiaries. We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes. At September 30, 2004, the Bank had one subsidiary, Capitol Funds, Inc. As of September 30, 2004, our total investment in this subsidiary was $14.7 million. Capitol Funds, Inc. has a wholly owned subsidiary, Capitol Federal Mortgage Reinsurance Corporation ("CFMRC"). CFMRC was formed in August 2002 to serve as a reinsurance company for the private mortgage insurance companies the Bank uses in its normal course of operations. CFMRC assumes the risk of default on loans exceeding a five percent loss and less than a ten percent loss. During fiscal 2004, Capitol Funds, Inc. reported net income of $614 thousand which consisted of interest funded from loan proceeds and net income of $275 thousand from CFMRC.

REGULATION

General

The Bank, as a federally chartered savings institution, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. The Bank also is subject to regulation by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and to requirements established by the Federal Reserve Board. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.

The OTS regularly examines the Bank and prepares reports for the consideration of the Bank's board of directors on any deficiencies that it may find in the Bank's operations. The FDIC also has the authority to examine the Bank in its role as the administrator of the Savings Association Insurance Fund ("SAIF"). The Bank's relationship with its depositors and borrowers also is regulated to a great extent by both Federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage requirements. Any change in such regulations, whether by the FDIC, the OTS, the Federal Reserve Board, Congress or states in which we do business, could have a material adverse impact on MHC, the Company and the Bank and their operations.

Capitol Federal Savings Bank MHC

Capitol Federal Savings Bank MHC is a federal mutual holding company within the meaning of Section 10(o) of the Home Owners' Loan Act. As such, MHC is required to register with and be subject to OTS examination and supervision as well as certain reporting requirements. In addition, the OTS has enforcement authority over MHC and its non-savings institution subsidiaries, if any. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings bank.

A mutual holding company is permitted to, among other things:

  invest in the stock of a savings institution;
  acquire a mutual institution through the merger of such institution into a savings institution subsidiary of such mutual holding company;
  merge with or acquire another mutual holding company of a savings institution;
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

In addition, a mutual holding company may engage in the activities of a multiple savings and loan holding company which are permissible by statute and the OTS and the activities of financial holding companies under the Bank Holding Company Act of 1956, as amended, subject to prior approval by the OTS.

Capitol Federal Financial

Pursuant to regulations of the OTS and the terms of the Company's federal stock charter, the purpose and powers of the Company are to pursue any or all of the lawful objectives of a federal mutual holding company and to exercise any of the powers accorded to a mutual holding company.

If the Bank fails the qualified thrift lender test, within one year of such failure MHC and the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a savings and loan holding company. If the Bank fails the test a second time, MHC and the Company must immediately register as and become subject to the restrictions applicable to a bank holding company. See "Qualified Thrift Lender Test."

MHC and the Company must obtain approval from the OTS before acquiring control of any other savings institution. Interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings institution.

Capitol Federal Savings Bank

The OTS has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and also may be examined by the FDIC. The last regular OTS examination of the Bank was as of June 30, 2003. The OTS will be completing their next regular examination as of September 30, 2004. When these examinations are conducted, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings institutions are subject to a semi-annual assessment, based upon the savings institution's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended September 30, 2004 was $1.23 million.

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

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500 thousand or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2004, the Bank's lending limit under this restriction was $112.4 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

Insurance of Accounts and Regulation by the FDIC

The Bank is a member of the Savings Association Insurance Fund ("SAIF"), which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the Bank Insurance Fund ("BIF"). The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

The premium schedule for BIF and SAIF insured institutions ranges from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation ("FICO") assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. The amount of the FICO premium is included in the total deposit insurance premium paid by the Bank. For the first quarter of 2005, this amount will be 1.44 basis points for each $100 in domestic deposits for SAIF and BIF insured institutions. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017 through 2019.

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

At September 30, 2004, the Bank had tangible capital of $749.6 million, or 8.8% of adjusted total assets, which is approximately $621.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

As a result of the prompt corrective action regulations, to be adequately capitalized, a savings institution must have a ratio of core capital to total assets of at least 4% (unless its supervisory condition permits 3%), a ratio of core capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. To be well capitalized, these ratios must be at least 5%, 6% and 10%, respectively.

Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At September 30, 2004, the Bank had no intangibles which were subject to these tests.

Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 2004, the Bank had $4.5 million of loan loss allowances, which was less than 1.25% of risk-weighted assets.

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

On September 30, 2004, the Bank had core capital of $749.6 million, total risk-based capital of $750.2 million and risk-weighted assets of $3.48 billion. It had a core capital ratio of 8.8%, a core capital to risk-weighted assets ratio of 21.6% and a total risk weighted capital ratio of 21.6%. These ratios exceed the ratios required to be well capitalized

Under the prompt corrective action regulations, the OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings institutions that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized institution," which is an institution with less than a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8.0% risk-based capital ratio. Any such institution must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions.

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

Generally under OTS regulations, savings institutions, such as the Bank, may make capital distributions during any calendar year equal to 100% of net income for the current year-to-date plus retained net income for the two preceding calendar years. It is generally required under OTS safe harbor regulations that the Bank remains well-capitalized before and after the proposed distribution. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Savings institutions proposing to make any capital distribution within these limits need only submit written notice to the OTS 30 days prior to such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. Savings institutions that desire to make a larger capital distribution, or are under special restrictions, or do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. See "Regulatory Capital Requirements."

In August 2003, the Bank received OTS approval to pay a capital distribution of $81.0 million from the Bank to the Company. The funds from the capital distribution were used to prepay, on October 1, 2003, the loans related to the modified dutch auction tender offer completed by the Company in 2001. By prepaying the loan, the Company increased its flexibility to meet its cash flow needs. As a result of this capital distribution, the Bank began a new time period under which waivers of limits on capital distributions to the Company would be required from the OTS which would lapse on December 31, 2005. After refinancing the FHLB advances in July 2004 and incurring a prepayment penalty resulting in a net loss for fiscal year 2004, the Bank will be required to obtain waivers from the OTS for capital distributions to the Company at least through December 31, 2006. The Bank cannot move earnings to the Company unless it continues to receive waivers from the OTS during the current waiver period. Currently, the Bank has authorization from the OTS to move earnings from the Bank to the Company based upon positive quarterly results through the quarter ending June 30, 2005. Since the Bank maintains excess capital, operates in a safe and sound manner and complies with the interest rate risk management guidelines of the OTS, it is management's belief that we will be able to continue to receive waivers to pay, from the Bank to the Company, the earnings of the Bank.

Anti-Money Laundering and Customer Identification

The Bank is subject to OTS regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act. Title III of the USA PATRIOT Act and the related OTS regulations impose the following requirements with respect to financial institutions:

  establishment of anti-money laundering programs;
  establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time;
  establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering;
  prohibitions on correspondent accounts for foreign shelled banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

Privacy Standards

The Bank is subject to OTS regulations implementing the privacy protection provisions of the Gramm-Leach Bliley Act. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, the Bank is required to provide its customers with the ability to "opt-out" of having the Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the Gramm-Leach Bliley Act. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Qualified Thrift Lender Test

All savings institutions, including the Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 2004, the Bank met the test and has always met the test.

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

Community Reinvestment Act

Under the Community Reinvestment Act ("CRA"), as implemented by the OTS regulations, any federally chartered savings bank, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS, in connection with its examination of a federally chartered savings bank, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

Current CRA regulations rate an institution based on its actual performance in meeting community needs. In particular, the evaluation system focuses on three tests:

  a lending test, to evaluate the institution's record of making loans in its service areas;
  an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and
  a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank has received a "satisfactory" rating in its most recent CRA examination. The federal banking agencies adopted regulations implementing the requirements under the Gramm-Leach Bliley Act that insured depository institutions publicly disclose certain agreements that are in fulfillment of the CRA. The Bank has no such agreements in place at this time.

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

Certain transactions with directors, officers or controlling persons are also subject to restrictions under regulations enforced by the OTS. These regulations also impose restrictions on loans to such persons and their related interests. Among other things, such loans must generally be made on terms and conditions substantially the same as for loans to unaffiliated individuals. As of September 30, 2004 management believes such loans were made under terms and conditions substantially the same as loans made to unaffiliated individuals and otherwise complied with applicable regulations.

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

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), which was signed into law in July 2002, impacts all companies with securities registered under the Securities Exchange Act of 1934, including the Company. Sarbanes-Oxley created new requirements in the areas of corporate governance and financial disclosure including, among other things:

  increased responsibility for Chief Executive Officers and Chief Financial Officers with respect to the content of filings with the SEC;
  enhanced requirements for audit committees, including independence and disclosure of expertise;
  enhanced requirements for auditor independence and the types of non-audit services that auditors can provide;
  accelerated filing requirements for SEC reports;
  disclosure of a code of ethics; and
  increased disclosure and reporting obligations for companies, their directors and their executive officers.

Certifications of the Chief Executive Officer and the Chief Financial Officer as required by Sarbanes-Oxley and the resulting SEC rules can be found in the "Exhibits" section of this Form 10-K.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking, NOW and Super NOW checking accounts. At September 30, 2004, the Bank was in compliance with these reserve requirements.

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

As a member, the Bank is required to purchase and maintain stock in FHLB. For the year ended September 30, 2004, the Bank had an average outstanding balance of $171.2 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past three fiscal years such dividends have averaged 4.03% and were an average of 3.57% for fiscal year 2004.

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

For the year ended September 30, 2004, stock dividends paid by FHLB to the Bank totaled $6.1 million, which was an increase over the amount of cash dividends received in fiscal year 2003.

Federal Savings and Loan Holding Company Regulation

MHC and the Company are unitary savings and loan holding companies within the meaning of the Home Owners' Loan Act ("HOLA"). As such, MHC and the Company are registered with the OTS and are subject to the OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over MHC, the Company and the Bank. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the Bank.

The HOLA prohibits a savings and loan holding company (directly or indirectly, or through one or more subsidiaries) from acquiring another savings association or holding company thereof without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not federally insured. In evaluating applications by holding companies to acquire savings associations, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

TAXATION

Federal Taxation

General. We are subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Bank. Our federal income tax returns have been closed without audit as of the close of business on December 15, 2003 by the IRS through its fiscal year ended September 30, 2000.

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

Bad Debt Reserves. Prior to the Small Business Job Protection Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act, savings associations must now use the specific charge-off method in computing bad debt deductions beginning with their 1996 Federal tax return. In addition, federal legislation requires the Bank to recapture, over a six-year period, the excess of tax bad debt reserves at September 30, 1997 over those established as of the base year reserve balance as of September 30, 1989. The full amount of such reserve has been recaptured as of September 30, 2004 for the Bank. The Bank continues to utilize the reserve method in determining its privilege tax obligations to the State of Kansas. Prior to the Small Business Job Protection Act, bad debt reserves created prior to the year ended September 30, 1997 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions or cease to qualify as a Bank as defined in Code section 581.

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

We generally attract our deposits through our branch office system. Competition for deposits is principally from other savings institutions, commercial banks and credit unions located in the same communities as our branch locations, as well as mutual funds and other alternative investments. We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates. The Bank has $82.3 million in brokered deposits and $112.3 million in public unit deposits at September 30, 2004 that are not derived from our branch office system.

Employees

At September 30, 2004, we had a total of 776 employees, including 152 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers

John C. Dicus. Age 71 years. Mr. Dicus is Chairman of the Board of Directors. He has served in this capacity with the Bank since 1989 and with the Company since its inception in March 1999. He has served the Bank in various capacities since 1959. He also served as Chief Executive Officer of the Bank and the Company until January 2003 and President of the Bank from 1969 until 1996. He is the father of Mr. John B. Dicus.

John B. Dicus. Age 43 years. Mr. Dicus is Chief Executive Officer and President of the Bank and the Company. He took over the responsibilities of Chief Executive Officer effective January 1, 2003. He has served as President for the Bank since 1996 and for the Company since its inception in March 1999. Prior to accepting the responsibilities of CEO he served as Chief Operating Officer of the Bank and the Company. Prior to that, he served as the Executive Vice President of Corporate Services for the Bank for four years. He has been with the Bank in various other positions since 1985. He is the son of Mr. John C. Dicus.

M. Jack Huey. Age 55 years. Mr. Huey has served as Executive Vice President and Chief Lending Officer of the Bank since June 2002. Since June 2002 he has also served as President of Capitol Funds Inc., a subsidiary of the Bank. Since August 2002, he has served as President of CFMRC. Prior to that, he served as the Central Region Lending officer since joining the Bank in 1991.

Neil F.M. McKay. Age 63 years. Mr. McKay serves as Executive Vice President, Chief Financial Officer and Treasurer of the Bank and the Company. He has served in such positions since joining the Bank in 1994 and the Company since its inception in March 1999. Prior to that, he served as the Chief Operating Officer and Chief Financial Officer of another savings institution for five years.

Larry K. Brubaker. Age 57 years. Mr. Brubaker has been employed with the Bank since 1971 and currently serves as Executive Vice President for Corporate Services of Capitol Federal Savings, a position he has held since 1997. Prior to that, he was employed by the Bank as the Eastern Region Manager for seven years.

R. Joe Aleshire. Age 57 years. Mr. Aleshire has been employed with the Bank since 1973 and currently serves as Executive Vice President for Retail Operations of Capitol Federal Savings, a position he has held since 1997. Prior to that, he was employed by the Bank as the Wichita Area Manager for 17 years.

Kent G. Townsend. Age 43 years. Mr. Townsend serves as Senior Vice President, a position he has held since May 2000 and Controller of the Company, a position he has held since March 1999. He has also served in similar positions with the Bank since September 1995. Prior to that, he served as the Financial Planning and Analysis Officer with the Bank for three years and other financial related positions since joining the Bank in 1984.

Item 2. Properties

At September 30, 2004, we had 28 traditional offices and eight in-store offices. The Bank owns the office building in which its home office and executive offices are located. At September 30, 2004, the Bank owned twenty-five of its other branch offices and the remaining ten branch offices, including eight in-store locations, were leased. Subsequent to September 30, 2004, the Bank opened another traditional branch in Manhattan, Kansas which is leased.

As of September 30, 2004, the net book value of the Bank's investment in premises, equipment and leaseholds, excluding computer equipment and software, was approximately $19.7 million.

Management believes that our current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

The Bank maintains an on-line database of depositor and borrower customer information. The net book value of the data processing, computer equipment and software utilized by the Bank at September 30, 2004 was $4.8 million.

Item 3. Legal Proceedings

The Company and the Bank are involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with our counsel representing us in the proceedings, that the resolution of these proceedings should not have a material effect on our consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2004.

PART II

Item 5. Market for the Registrant's Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

The section entitled "Shareholder Information" of the attached Annual Report to Stockholders for the year ended September 30, 2004 is incorporated herein by reference.

See "Note 1 of the Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital" of the attached Annual Report to Stockholders for the year ended September 30, 2004 regarding the OTS restrictions on dividends from the Bank to the Company.

The following table summarizes our share repurchase activity during the three months ended September 30, 2004 and additional information regarding our share repurchase program. Our current repurchase plan of 1,536,102 shares was announced on November 7, 2002. The plan has no expiration date.
	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased as	of Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plan

July 1, 2004 through
July 31, 2004	--	N/A	--	754,642
August 1, 2004 through
August 31, 2004	--	N/A	--	754,642
September 1, 2004 through
September 30, 2004	--	N/A	--	754,642
Total	--	N/A	--	754,642

Item 6. Selected Financial Data

The section entitled "Selected Consolidated Financial Data" of the attached Annual Report to Stockholders for year ended September 30, 2004 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the attached Annual Report to Stockholders for year ended September 30, 2004 is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The section entitled "Management Discussion of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure about Market Risk" of the attached Annual Report to Stockholders for year ended September 30, 2004 is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The section entitled "Consolidated Financial Statements" of the attached Annual Report to Stockholders for year ended September 30, 2004 is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

Item 9A.  Controls and Procedures

An evaluation of Capitol Federal Financial's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, the "Act") as of September 30, 2004, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2004, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-K for the fiscal year ending September 30, 2005. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2005 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

Item 9B.  Other Information

There was no information required to be disclosed by the Company in a Current Report on Form 8-K during the quarter ended September 30, 2004 that was not so disclosed.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information concerning the Company's directors and compliance with section 16(a) of the Exchange Act is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2005, except for information contained under the heading "Compensation Committee Report on Executive Compensation", "Report of the Audit Committee of the Board of Directors" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I, under the caption "Executive Officers" of this Form 10-K.

Audit Committee Financial Expert

Information regarding the audit committee of the Company's Board of Directors, including information regarding audit committee financial experts serving on the audit committee, is presented under the heading "Corporate Governance - Meetings of the Board of Directors and its Committees" in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on January 25, 2005, which will be filed with the SEC on or about December 14, 2004, and is incorporated herein by reference.

Code of Ethics

We have adopted a written code of ethics within the meaning of Item 406 of SEC Regulation S-K that applies to our principal executive officer and senior financial officers, and to all of our other employees and our directors, a copy of which is available free of charge by contacting Jim Wempe, our Investor Relations Officer, at (785) 270-6055 or from our internet website (www.capfed.com).

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2005, except for information contained under the heading "Compensation Committee Report on Executive Compensation", "Report of the Audit Committee of the Board of Directors" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2005, except for information contained under the heading "Compensation Committee Report on Executive Compensation", "Report of the Audit Committee of the Board of Directors" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of September 30, 2004 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Number of Shares
Remaining Available
for Future Issuance
	Number of Shares		Under Equity
	to be issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)

Equity compensation plans approved
by stockholders	1,212,067	$ 11.21	815,805(1)
Equity compensation plans not approved
by stockholders	N/A	N/A	N/A
Total	1,212,067	$ 11.21	815,805

(1) This amount includes 217,287 shares issuable under the Company's Recognition and Retention Plan.

Item 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2005, except for information contained under the heading "Compensation Committee Report on Executive Compensation", "Report of the Audit Committee of the Board of Directors" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.  Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2005, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)     The following is a list of documents filed as part of this report:

(1)  Financial Statements:

The following financial statements are included under Part II, Item 8 of this Form 10-K:
1. Report of Independent Registered Public Accounting Firm.
2. Consolidated Balance Sheets as of September 30, 2004 and 2003.
3. Consolidated Statements of Income for the Years Ended September 30, 2004, 2003 and 2002.
4. Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2004, 2003 and 2002.
5. Consolidated Statements of Cash Flows for the Years Ended September 30, 2004, 2003 and 2002.
6. Notes to Consolidated Financial Statements for the Years Ended September 30, 2004, 2003 and 2002.

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

CAPITOL FEDERAL FINANCIAL

Date: December 14, 2004	By:	/s/ John B. Dicus
John B. Dicus, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ John B. Dicus	By:	/s/ Kent G. Townsend
	John B. Dicus, President		Kent G. Townsend, Senior Vice President
	and Chief Executive Officer		And Controller
	(Principal Executive Officer)		(Principal Accounting Officer)
	Date: December 14, 2004		Date: December 14, 2004

By:	/s/ John C. Dicus	By:	/s/ B. B. Andersen
	John C. Dicus, Chairman of the Board		B. B. Andersen, Director
	Date: December 14, 2004		Date: December 14, 2004

By:	/s/ Neil F. M. McKay	By:	/s/ Robert B. Maupin
	Neil F.M. McKay, Executive Vice President		Robert B. Maupin, Director
	and Chief Financial Officer		Date: December 14, 2004
(Principal Financial Officer)
Date: December 14, 2004

By:	/s/ Jeffrey R. Thompson	By:	/s/ Marilyn S. Ward
	Jeffrey R. Thompson, Director		Marilyn S. Ward, Director
	Date: December 14, 2004		Date: December 14, 2004

By:	/s/ Carl W. Quarnstrom
Carl W. Quarnstrom, Director
Date: December 14, 2004

INDEX TO EXHIBITS

Exhibit Number	Document

2.0	Plan of Reorganization and Stock Issuance Plan*
3(i)	Federal Stock Charter of Capitol Federal Financial*
3(ii)	Bylaws of Capitol Federal Financial filed on August 4, 2004 as Exhibit 3(ii) to the June 30, 2004 Form 10-Q
4(i)	Form of Stock Certificate of Capitol Federal Financial*
4(ii)	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, the instruments defining the rights of the holders of the Registrant's long-term debt.
10.1	Registrant's Employee Stock Ownership Plan*
10.2	Registrant's 2000 Stock Option and Incentive Plan filed on April 13, 2000 as Appendix A to
Registrant's Revised Proxy Statement (File No. 000-25391)
10.3	Registrant's 2000 Recognition and Retention Plan filed on April 13, 2000 as Appendix B to
Registrant's Revised Proxy Statement (File No. 000-25391)
10.4	Deferred Incentive Bonus Plan filed on December 31, 2001 as Exhibit 10.4 to the Annual Report on
Form 10-K.
11	Statement re: computation of earnings per share**
13	Annual Report to Stockholders
14	Code of Ethics***
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, President and Chief Executive Officer
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Neil F. M. McKay, Chief Financial Officer
32

Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, President and Chief Executive Officer and Neil F. M. McKay, Chief Financial Officer. Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

   *Incorporated by reference from Capitol Federal Financial's Registration Statement on Form S-1 (File No. 333-68363) filed on February 11, 2000, as amended and declared effective on the same date.

  **No statement is provided because the computation of per share earnings on both a basic and fully diluted basis can be clearly determined from the Financial Statements included in the 2004 Annual Report to Stockholders, filed herewith.

 ***May be obtained free of charge from the Registrant's Investor Relations Officer by calling (785) 270-6055 or from the Registrant's internet website at www.capfed.com.