Form 10-Q
period 2004-12-31
CAPITOL FEDERAL FINANCIAL
filed 2005-02-04
CIK 1074433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Common Stock 74,111,391
Class Shares Outstanding
as of January 28, 2005

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, except per share data and amounts)
	December 31,	September 30,
	2004	2004
ASSETS:
Cash and cash equivalents	$ 111,047	$ 171,526
Investment securities held-to-maturity, at cost (market value of $591,314
and $645,601)	587,814	638,079
Mortgage-related securities:
Available-for-sale, at market (amortized cost of $1,072,144 and $1,204,994)	1,070,743	1,201,800
Held-to-maturity, at cost (market value of $1,560,422 and $1,443,168)	1,562,170	1,446,908
Loans receivable held for sale, net	3,929	3,425
Loans receivable, net (less allowance for loan losses of $4,473 and $4,495)	4,894,863	4,747,228
Mortgage servicing rights, net	3,041	3,340
Capital stock of Federal Home Loan Bank ("FHLB"), at cost	175,962	174,126
Accrued interest receivable	35,115	39,648
Premises and equipment, net	23,967	24,504
Real estate owned, net	3,382	4,249
Deferred income taxes, net	67,099	74,665
Other assets	10,418	11,538
TOTAL ASSETS	$8,549,550	$8,541,036

LIABILITIES:
Deposits	$4,150,573	$4,127,472
Advances from FHLB	3,443,251	3,449,429
Other borrowings, net	53,367	53,348
Advance payments by borrowers for taxes and insurance	12,903	40,829
Income taxes payable	3,877	3,674
Accounts payable and accrued expenses	38,730	33,870
Total Liabilities	7,702,701	7,708,622

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares
authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 shares authorized; 91,512,287
shares issued as of December 31, 2004 and September 30, 2004	915	915
Additional paid-in capital	413,511	412,126
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(18,199)	(20,772)
Unearned compensation, Recognition and Retention Plan ("RRP")	(251)	(276)
Retained earnings	743,853	735,306
Accumulated other comprehensive loss	(870)	(1,983)
Less shares held in treasury (17,439,196 and 17,521,486 shares as of
December 31, 2004 and September 30, 2004, at cost)	(292,110)	(292,902)
Total Stockholders' Equity	846,849	832,414

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,549,550	$8,541,036

See accompanying notes to consolidated interim financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars and share counts in thousands, except per share amounts)

	For the Three Months Ended
	December 31,
	2004	2003
INTEREST AND DIVIDEND INCOME:
Loans receivable	$65,723	$61,828
Mortgage-related securities	24,271	22,805
Investment securities	7,745	10,013
Capital stock of FHLB	1,836	1,493
Cash and cash equivalents	209	17
Total interest and dividend income	99,784	96,156

INTEREST EXPENSE:
Deposits	23,072	24,996
FHLB advances	34,456	49,404
Other borrowings	670	246
Total interest expense	58,198	74,646

NET INTEREST AND DIVIDEND INCOME	41,586	21,510
PROVISION FOR LOAN LOSSES	--	--
NET INTEREST AND DIVIDEND INCOME
AFTER PROVISION FOR LOAN LOSSES	41,586	21,510

OTHER INCOME:
Retail fees and charges	3,808	3,678
Loan fees	558	650
Insurance commissions	400	490
Other, net	1,065	1,041
Total other income	5,831	5,859

OTHER EXPENSES:
Salaries and employee benefits	10,122	11,634
Occupancy of premises	3,226	2,825
Deposit and loan transaction fees	1,004	809
Regulatory and other services	977	1,093
Advertising	775	655
Other, net	1,499	2,605
Total other expenses	17,603	19,621
INCOME BEFORE INCOME TAX EXPENSE	29,814	7,748
INCOME TAX EXPENSE	11,241	3,130
NET INCOME	$18,573	$4,618

Basic earnings per share	$ 0.26	$ 0.06
Diluted earnings per share	$ 0.25	$ 0.06
Dividends declared per public share	$ 0.50	$ 1.31

Weighted Average Number of Common Shares Outstanding:
Basic	72,227	71,083
Diluted	73,004	72,644

See accompanying notes to consolidated interim financial statements.

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands, except per share amounts)
						Accumulated
		Additional	Unearned	Unearned		Other
	Common	Paid-In	Compensation	Compensation	Retained	Comprehensive	Treasury
	Stock	Capital	(ESOP)	(RRP)	Earnings	Income (Loss)	Stock	Total

Balance at October 1, 2004	$915	$412,126	$ (20,772)	$ (276)	$735,306	$ (1,983)	$ (292,902)	$832,414
Comprehensive income:
Net income					18,573			18,573
Changes in unrealized gains/losses on
available-for-sale securities, net of deferred
income taxes of $680						1,113		1,113
Total comprehensive income								19,686

Tax benefit of market value change in vested
RRP shares		16						16
Common stock committed to be released for
allocation - ESOP		1,229	504					1,733
Amortization of unearned compensation - RRP				25				25
Dividends in excess of debt service cost - ESOP			2,069					2,069
Stock options exercised		140					792	932
Dividends on common stock to
stockholders ($0.50 per public share)					(10,026)			(10,026)
Balance at December 31, 2004	$915	$413,511	$ (18,199)	$ (251)	$743,853	$ (870)	$ (292,110)	$846,849

See accompanying notes to consolidated interim financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the Three Months Ended
	December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 18,573	$ 4,618
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(1,836)	(1,493)
Net loan origination fees (costs) capitalized	(851)	763
Amortization of net deferred loan origination fees	(865)	(1,082)
Losses on sales of premises and equipment, net	37	77
Gains on sales of real estate owned, net	(307)	(204)
Gains on sales of loans receivable held for sale	(5)	(5)
Originations of loans receivable held for sale	(990)	(1,111)
Proceeds from sales of loans receivable held for sale	491	247
Amortization of mortgage servicing rights	299	405
Impairment of mortgage servicing rights	--	815
Amortization and accretion of premiums and discounts on
mortgage-related securities and investment securities	3,677	8,738
Depreciation and amortization of premises and equipment	1,031	1,013
Amortization of deferred debt issuance costs	19	245
Common stock committed to be released for allocation - ESOP	1,733	1,723
Amortization of unearned compensation - RRP	25	638
Changes in:
Accrued interest receivable	4,533	(157)
Other assets	923	(21)
Income taxes payable/receivable and deferred income taxes	7,240	3,130
Accounts payable and accrued expenses	(1,129)	(5,171)
Net cash provided by operating activities	32,598	13,168

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities or calls of investment securities	50,000	25,000
Purchases of investment securities	--	(150,000)
Principal collected on mortgage-related securities available-for-sale	130,006	301,664
Principal collected on mortgage-related securities held-to-maturity	79,195	39,457
Purchases of mortgage-related securities held-to-maturity	(195,025)	(500)
Loan originations, net of principal collected	(12,066)	(21,700)
Loan purchases, net of principal collected	(135,451)	(10,195)
Purchases of premises and equipment, net	(531)	(610)
Proceeds from sales of real estate owned	2,780	1,850
Net cash (used in) provided by investing activities	(81,092)	184,966

(Continued)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(10,026)	(25,111)
Change in dividends in excess of debt service cost of the ESOP	2,069	(964)
Deposits, net of withdrawals	23,101	(64,304)
Proceeds from advances from FHLB	90,000	448,000
Repayments on advances from FHLB	(90,000)	(448,000)
Repayments on other borrowings	--	(81,391)
Change in advance payments by borrowers for taxes and insurance	(27,926)	(28,936)
Stock options exercised	797	806
Net cash used in financing activities	(11,985)	(199,900)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(60,479)	(1,766)
CASH AND CASH EQUIVALENTS:
Beginning of period	171,526	41,918
End of period	$ 111,047	$ 40,152

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$ 4,000	$ --
Interest payments, net of interest credited to deposits	$ 37,443	$ 52,874

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Loans transferred to real estate owned	$ 1,598	$ 2,537
Loan modifications and refinances	$ 91,140	$ 86,442
Tax effect of employee premature disposal of stock options	$ 135	$ 164
Treasury stock activity related to RRP
(excluding RRP shares sold for employee withholding tax purposes)	$ --	$ 48
Tax effect of RRP share transactions	$ 16	$ 144
Market value change related to fair value hedge:
Interest rate swaps hedging FHLB advances	$ 6,178	$ 3,358

(Concluded)

See accompanying notes to consolidated interim financial statements

<Index>

Notes to Consolidated Interim Financial Statements

1.   Basis of Financial Statement Presentation

The accompanying consolidated financial statements of Capitol Federal Financial and subsidiary (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K to the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the valuation of mortgage servicing rights, derivative instruments and allowances for losses on loans. While management believes that these allowances are adequate, future additions to the allowances may be necessary based on changes in economic conditions and other factors. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - "Critical Accounting Policies."

The Company is the sole shareholder of Capitol Federal Savings Bank (the "Bank"). The Company's majority shareholder is Capitol Federal Savings Bank MHC ("MHC"), a federally chartered mutual holding company.

All dollar amounts are in thousands except per share data, unless otherwise indicated.

2.   Recent Accounting Pronouncements

In December, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123(R), "Share-Based Payment". SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation" and superseded Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123(R) requires companies to recognize all share-based payments, which include stock options and restricted stock, in compensation expense over the requisite service period of the share-based payment award. The fair value of a share-based payment award will be computed on the grant date and cannot be remeasured in future periods. Additionally, forfeitures will need to be estimated on the grant date and subsequent revisions to forfeitures should be reported as a cumulative effect of a change in accounting estimate in the period in which the revision occurs. Modified share-based payment awards will be treated as an exchange of the original award for a new award. The incremental fair value of the modified award will be recorded as compensation expense on the date of the modification or over the remaining requisite service period. SFAS 123(R) also requires significant additional disclosures for share-based payment awards. SFAS 123(R) is effective for share-based payment awards granted, modified or settled after the first reporting period beginning after June 15, 2005. The Company has not completed the process of evaluating the impact of SFAS 123(R) on its consolidated financial statements.

3.   Accounting for Stock Based Compensation

The Company applies the recognition and measurement principles of APB Opinion No. 25, as allowed by SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and related interpretations in accounting for our stock-based compensation plans.

For purposes of the pro forma disclosures required by SFAS No. 148, the estimated fair value of the options is amortized to expense on a straight-line method over the options' vesting period. If the fair value provisions under SFAS No. 123 would have been adopted, salary and employee benefit expense would have been $10.2 million for the three months ended December 31, 2004 and $12.0 million for the same period last year.

The following table presents the pro forma impact on earnings and earnings per share.
	Three Months Ended
	December 31,
	2004	2003
Net income	$18,573	$4,618

Add: Stock-based compensation expense included
in reported net income, net of related tax effects	16	380
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	48	628

Pro forma net income	$18,541	$4,370

Net earnings per share:
Basic-as reported	$0.26	$0.06
Basic-pro forma	$0.26	$0.06

Diluted-as reported	$0.25	$0.06
Diluted-pro forma	$0.25	$0.06

4.   Earnings Per Share

For the quarter ended December 31, 2004, basic earnings per share were $0.26 and diluted earnings per share were $0.25. The Company accounts for the 3,024,574 shares acquired by its ESOP in accordance with Statement of Position ("SOP") 93-6 and the shares acquired for its RRP in a manner similar to the ESOP shares; shares acquired by the ESOP and the RRP are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee's individual account. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.
	Three Months Ended
	December 31,
	2004	2003
Net income	$18,573	$4,618

Average common shares outstanding	72,226,139	71,082,485
Average committed ESOP shares outstanding	548	548
Total basic average common shares outstanding	72,226,687	71,083,033

Effect of dilutive RRP shares	2,698	225,459
Effect of dilutive stock options	774,600	1,335,626

Total diluted average common shares outstanding	73,003,985	72,644,118

Net earnings per share:
Basic	$0.26	$0.06
Diluted	$0.25	$0.06

5.   Reclassifications

Certain reclassifications have been made to the fiscal 2004 consolidated financial statements in order to conform to the fiscal 2005 presentation.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Capitol Federal Financial, and its wholly-owned subsidiary, Capitol Federal Savings Bank, may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission ("SEC"). These forward-looking statements may be included in this Quarterly Report on Form 10-Q and the exhibits attached to it, in the Company's reports to stockholders and in other communications by the Company, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

  our ability to continue to maintain overhead costs at reasonable levels;

  our ability to continue to originate a significant volume of one- to four-family mortgage loans in our market area;

  the future earnings and capital levels of Capitol Federal Savings Bank, which could affect the ability of the Company to pay dividends in accordance with its dividend policies;

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

  the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by consumers, including the features, pricing and quality compared to competitors' products and services;

  the willingness of consumers to substitute competitors' products and services for our products and services;

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

Executive Summary

Our principal business consists of attracting deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences. We also originate consumer loans, loans secured by first mortgages on nonowner-occupied one- to four-family residences, permanent and construction loans secured by commercial real estate and multi-family real estate loans. While our primary business is the origination of one- to four-family residential mortgage loans funded through retail deposits, we also purchase whole loans and invest in certain investment and mortgage-related securities using FHLB advances as a funding source.

The Company is significantly affected by prevailing economic conditions including federal monetary and fiscal policies and federal regulation of financial institutions. Deposit balances are influenced by a number of factors including interest rates paid on competing personal investments, the level of personal income and the personal rate of savings within our market areas. Lending activities are influenced by the demand for housing and other loans, as well as interest rate pricing competition from other lending institutions. The primary sources of funds for lending activities include deposits, loan and investment repayments, borrowings and funds provided from operations.

The Company's results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, mortgage-related securities and investments and the interest paid on deposits and borrowings. We generally price our loan and deposit products based upon an analysis of our competition and changes in market rates. While we do not explicitly price our products at a margin to a specific market rate or index, our products do tend to be priced at a margin to general market rates or indices. While national market rates change constantly, and rates offered by competitors with nationwide delivery channels may change during a business day, our offered rates generally remain available to customers for up to a week on deposit products and several days to a week on loan products. Our one- to four-family residential mortgage loans are generally priced based upon the 10 year Treasury rate while the rates on our deposits are generally priced based upon short-term Treasury interest rates. The majority of our loans are fixed-rate products with maturities up to 30 years, while the majority of our deposits have maturity or repricing dates of less than 2 years.

The spread between long-term and short-term interest rates have a direct impact on our net interest margin. Long-term interest rates were slightly higher at December 31, 2004 than at September 30, 2004. Short-term interest rates (one year and shorter maturities) increased during the quarter due to the 50 basis point increase in the Federal Funds rate by the Federal Reserve Board. The spread between the two and five year treasuries continued to narrow during the quarter. The narrowing of the spread between short-term and long-term interest rates resulted in a flattening of the yield curve. There is a timing lag between the change in market interest rates and when we change the pricing of our products and the timing of the cash flows of our interest-earning assets and interest-bearing liabilities. This lag may allow our net interest margin to improve for a period of time even when the yield curve is flattening. See additional discussion in "Item 3. Quantitative and Qualitative Disclosure About Market Risk."

Changes in interest rates affect the prepayment activity on our mortgage-related assets, which has a direct impact on the yields of our interest-earning assets. Generally, prepayments increase during periods of decreasing long-term interest rates and decrease during periods of increasing long-term interest rates. When prepayments increase, the yield earned on our mortgage-related assets decrease as prepayments received are reinvested at the then current lower market interest rates and there is generally an increase in net premium amortization. During fiscal year 2004 and continuing into fiscal year 2005, prepayment activity slowed compared to fiscal year 2003 due to the general increase in long-term interest rates. This generally had a positive impact on our net interest margin. During the current quarter, the Bank purchased $195.0 million of mortgage-related securities, classified as held-to-maturity, and $170.2 million of mortgage loans.

Unlike the previous two quarters, the Bank purchased more mortgage-related securities than mortgage loans during the current quarter. The nationwide lender that had been the Bank's primary supplier of mortgage loans was acquired by another company during the current quarter, resulting in a decrease in the volume of mortgage loans purchased by the Bank. Management intends to continue to purchase mortgage loans in future periods, but the volume is dependent upon the pricing and quality of the loans supplied by other lenders.

During July 2004, the Bank refinanced its outstanding FHLB advances that were not hedged by interest rate swaps. The average rate on the new FHLB advances is 3.78%. By refinancing the advances, the Bank lowered the interest expense on FHLB advances by $12.4 million during the quarter ended December 31, 2004 compared to the same quarter in the prior year. The Bank is utilizing interest rate swaps on certain FHLB advances ("swapped FHLB advances") with a notional amount of $800.0 million to modify its interest rate risk profile and reduce interest expense. The Bank receives interest from counterparties at a fixed rate, matching the amounts paid by the Bank on the swapped FHLB advances, and pays interest at a variable rate indexed to the one month LIBOR rate plus an average spread of 248 basis points.

We expect to grow our balance sheet in future periods primarily through the origination and purchase of mortgage loans and purchasing investment and mortgage-related securities as a supplement to our mortgage loan activity. The primary funding of our growth is expected to come through deposits by continuing to offer products at competitive rates. In November 2004, management implemented a more competitive pricing strategy for certain certificates of deposit and money market tiers. The increased rates offered on these certificates of deposit and our money market product is in part an effort to reverse the trend in the loss of certificates experienced in the past two years when rates were falling. Our growth will be dependent primarily on the level of our offered savings rates compared to those of our competitors, as well as the willingness of both new and existing customers to invest in our savings products compared to alternative investments. We expect that our competitors will also increase rates, though not necessarily to compete directly with us, but in response to the general increase in short term rates experienced since the Federal Reserve began increasing the Federal Funds rate. Management reviews deposit flows, loan demand, cash levels and changes in all market rates to assess all pricing strategies on a weekly basis.

We opened a new traditional branch in October 2004 in Manhattan, Kansas, increasing the total number of branches to 37 at December 31, 2004 We will continue to explore branch expansion opportunities in the future.

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

Allowance for Loan Losses. We maintain an allowance for loan losses to absorb losses known and inherent in the loan portfolio based upon ongoing, quarterly assessments of the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include a formula allowance, specific allowances for identified problem loans and portfolio segments and economic conditions that may lead to credit risk concerns about the loan portfolio or segments of the loan portfolio. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of such loans or pools of loans. Changes in risk evaluations of both performing and non-performing loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience and on significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. One- to four-family residential loans and consumer loans are collectively evaluated for impairment. Loans on residential properties with greater than four units, loans on construction and development and commercial properties that are delinquent or the borrower's total loan concentration balance is greater than $1.5 million are evaluated for impairment on a loan by loan basis. Loan loss factors for portfolio segments are representative of the credit risks associated with loans in those segments. The greater the credit risks associated with a particular segment, the greater the loss factor. Loss factors increase within each portfolio segment as loans become classified, delinquent, the foreclosure process begins or as economic conditions warrant.

The appropriateness of the allowance is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas. Other conditions that management considers in determining the appropriateness of the allowance include, but are not limited to, changes to our underwriting standards, credit quality trends (including changes in non-performing loans expected to result from existing economic conditions), trends in collateral values, loan volumes and concentrations, and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of those loans.

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

Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans or changes in the market value of collateral securing loans that may be susceptible to significant change. In the opinion of management, the allowance when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolios.

Valuation of Mortgage Servicing Rights ("MSR"). The Bank records MSR as a result of retaining the servicing on loans that are sold. Impairment exists if the carrying value of MSR exceeds the estimated fair value of the MSR. MSR are stratified by the underlying loan term and by interest rate. Individual impairment allowances for each stratum are established when necessary and then adjusted in subsequent periods to reflect changes in the measurement of impairment. The estimated fair value of each MSR stratum is determined through analysis of future cash flows incorporating numerous assumptions including: servicing income, servicing costs, market discount rates, prepayment speeds and other market driven data.

The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSR. Generally, as interest rates decline, prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, prepayments slow which generally results in an increase in the fair value of MSR. All assumptions are reviewed for reasonableness on a quarterly basis and adjusted as necessary to reflect current and anticipated market conditions. Thus, any measurement of the fair value of MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if applied at a different point in time.

Derivative Instruments. The Bank has entered into interest rate swap agreements to hedge certain FHLB advances. The Bank pays a variable rate of interest tied to the one month LIBOR and receives a fixed-rate of interest matching the hedged FHLB advances. When the Bank entered into the interest rate swap agreements, they were designated as fair value hedges. All terms in the interest rate swap agreements relating to the pay-fixed rate components and timing of cash flows match the terms of the hedged FHLB advances. Therefore, the Bank has assumed no ineffectiveness in the hedging relationship and accounts for the interest rate swaps using the shortcut method, under which any gain or loss in the fair value of the interest rate swaps is offset by a gain or loss on the hedged FHLB advances.

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

Deferred Income Tax Assets. Management assesses the available positive and negative evidence surrounding the recoverability of deferred income tax assets on a quarterly basis. A valuation allowance will be recorded to reduce deferred income tax assets when uncertainty regarding their realizability exists. Management believes no valuation allowance is required at December 31, 2004.

Management Strategy

Our strategy is to operate a retail oriented financial institution dedicated to serving the needs of retail customers in our market areas. Our commitment is to provide the broadest possible access to home ownership through our residential lending programs and to offer a complete set of personal financial products and services. The primary components of our strategy include:

  Portfolio Lending. We are one of the largest originators of one- to four-family residential mortgage loans in the State of Kansas. We have primarily originated these loans for our own portfolio, rather than for sale, and we generally service the loans we originate. We provide retail customers with alternatives for their borrowing needs by offering both fixed- and adjustable-rate products with various terms to maturity and pricing alternatives. We utilize underwriting standards for our lending products that are designed to limit our exposure to credit risk which has resulted in minimal levels of delinquent and non-performing loans. We offer special programs to individuals who may be first time home buyers, have low or moderate incomes or may have certain credit risk concerns in order to maximize our ability to deliver home ownership opportunities. We attract customers through our strong relationships with real estate agents, loan agents, reputation, pricing, existing and walk-in customers and customers that apply on the Internet. We also purchase one- to four-family residential mortgage loans from nationwide lenders and correspondent lenders located within our Kansas City and Wichita market areas.
  Retail Financial Services. We offer a wide array of deposit products and retail services for our customers. These products include checking, savings, money market accounts, certificates of deposit and retirement accounts. These are provided through a branch network of 37 locations, offering traditional branch locations and locations in retail stores, our call center which operates on extended hours, telephone bill payment services and internet based transaction services.
  Commitment to Cost Control. We are generally very effective at controlling our costs of operations outside of the expense portion of our employee benefit plans that are tied to our stock price. Our technology plan and infrastructure supports the operations of the Bank, allowing us to increase productivity and centralize our lending and deposit support functions for efficient processing. Our retail orientation allows us to serve a broad range of customers through relatively few branch locations. Our average deposit base per traditional branch at December 31, 2004 was over $143.1 million. This helps to control costs. Our one- to four-family residential lending strategy, through effective management of credit risk, allows us to service a large portfolio of loans at efficient levels because it costs less to service a portfolio of performing loans.

  Strong Capital Position. Our policy has always been to protect the safety and soundness of Capitol Federal Savings Bank through conservative credit and operational risk management, balance sheet strength, consistent earnings and sound operations. The end result of these activities is a capital ratio that is in excess of the well-capitalized standards set by the Office of Thrift Supervision ("OTS"). We believe that by maintaining a strong capital position we can best safeguard the long-term interests of the Bank, the Company and our shareholders.
  Excellent Asset Quality. As a result of our commitment to one- to four-family lending, we have minimal delinquencies and, in management's view, very little credit risk. At December 31, 2004, our ratio of non-performing assets to total assets was 0.1%.
  Shareholder Value. We strive to enhance shareholder value while maintaining a strong capital position. We continue to provide returns to shareholders through our dividend payments. On January 25, 2005, the Board approved a dividend of $0.50 per public share which will be paid on February 18, 2005 to holders of record on February 4, 2005. Also on January 25, 2005, the Board approved an enhanced dividend policy. In December of each year, the Company will pay a special dividend equal to 25% of the excess of the prior fiscal year reported net income over the amount required to meet the Company's current dividend policy of $2.00 per public share each fiscal year. If the fiscal year reported net income does not exceed the amount required to meet the Company's current dividend policy, it is the Board's intent to continue to pay dividends at the current level. Our cash dividend payout policy is continually reviewed by management and the Board of Directors, and our ability to pay dividends under the policy depends upon a number of factors, including capital requirements, regulatory limitations, the Company's financial condition, results of operations and the Bank's ability to pay dividends to the Company.
  Risk Management. Changes in interest rates are our primary risk as our consolidated balance sheet is almost entirely comprised of interest-earning assets and interest-bearing liabilities. As such, fluctuations in interest rates have a significant impact on not only our net income but also on the cash flows from those assets and liabilities and the market value of our assets and liabilities. To manage interest rate risk, our Asset and Liability Committee ("ALCO") meets weekly to discuss and monitor the current interest rate environment compared to interest rates offered on our loan and deposit products. Additionally, ALCO meets once a month to review reports that present the effects that changes in interest rates will have on our earnings, the market value of our portfolio equity and cash flows. The members of ALCO are the Chairman, the Chief Executive Officer, the Chief Financial Officer (chair of ALCO), the Executive Vice President for Corporate Services, the Chief Lending Officer, the Executive Vice President for Retail Operations and the Controller.

To meet each of these strategies, the Bank must manage its daily cash flows and the cost of those cash flows. Cash flow management is done through:

  the setting of interest rates on loan and deposit products;
  the investment of cash flows into purchased mortgage loans;
  purchasing investments that meet the long term objectives of earnings and liquidity management;
  borrowing money if cash flows are not sufficient to meet local loan demand or to leverage excess capital.

The Bank manages all of its portfolios, both asset and liability portfolios, including the available-for-sale securities portfolio, essentially as held-to-maturity portfolios. As such, changes in the balance or mix of products in these portfolios do not typically occur quickly, especially in a rising rate environment. Because of this, management looks at changes over a period of time to determine trends that can be changed through various strategies in our local markets, by the investments we make, by the mortgage loans we purchase or by the borrowings we incur.

Financial Condition

During the first quarter of fiscal year 2005, total assets increased $8.5 million to $8.55 billion at December 31, 2004. The increase in assets was mainly attributed to the increase in loans receivable of $147.6 million, offset by a decrease in cash and cash equivalents of $60.5 million, a decrease in investment securities of $50.3 million and a decrease in mortgage-related securities of $15.8 million. The increase in loans is primarily due to the purchase of $170.2 million of mortgage loans during the quarter of which 54% were adjustable rate mortgages ("ARMs"). At September 30, 2004, the Bank had cash set aside to fund commitments to purchase mortgage loans from its then primary nationwide lender. The nationwide lender was acquired by another company and was not able to fulfill its commitments to the Bank. The Bank used the cash to purchase mortgage-related securities during the current quarter. The $195.0 million of mortgage-related securities purchased during the quarter did not offset the $209.2 million of maturities and repayments of mortgage-related securities resulting in a decrease in the balance of mortgage-related securities. The decrease in the balance of investment securities was due to called securities.

Total liabilities decreased $5.9 million to $7.70 billion at December 31, 2004. The decrease was primarily due to a decrease of $27.9 million in advance payments by borrowers for taxes and insurance due to the timing of escrow payments. The decrease was offset by an increase of $23.1 million in deposits. The increase was in the demand deposit category and is primarily due to the timing of payroll deposits.

Stockholders' equity increased $14.4 million to $846.8 million at December 31, 2004. The increase was primarily due to net income of $18.6 million for the quarter and partially due to the distribution of excess dividends of $2.6 million in the ESOP. See additional information provided under "- Stockholders' Equity." The increase was offset by $10.0 million in dividend payments.

The following table presents selected balance sheet data for the Company at the dates indicated.

	Balance at
	December 31,	September 30,	December 31,
	2004	2004	2003
Selected Balance Sheet Data:
Total assets	$8,549,550	$8,541,036	$8,384,294
Cash and cash equivalents	111,047	171,526	40,152
Loans receivable, net	4,894,863	4,747,228	4,337,117
Mortgage-related securities	2,632,913	2,648,708	2,595,541
Investment securities	587,814	638,079	1,144,850
Capital stock of FHLB	175,962	174,126	170,767
Deposits	4,150,573	4,127,472	4,173,585
FHLB advances	3,443,251	3,449,429	3,196,642
Borrowings, other	53,367	53,348	--
Stockholders' equity	846,849	832,414	957,323
Unrealized loss on AFS
securities, net of income taxes	(870)	(1,983)	(2,898)
Equity to total assets at end of period	9.91%	9.75%	11.42%
Book value per share	$11.71	$11.54	$13.45
Shares outstanding	72,299,755	72,164,055	71,160,324

Loans Receivable. The loan portfolio increased from $4.75 billion at September 30, 2004 to $4.89 billion at December 31, 2004. During the quarter ended December 31, 2004, the Bank originated, refinanced and purchased loans totaling $378.2 million at an average rate of 5.12%. The volume of originations and purchases was partially offset by loan repayments of $233.8 million.

Loans that are refinanced represent pre-existing Bank loans that have been paid off with a new loan recorded. This process requires the complete underwriting of the new loan. Refinanced loans totaled $45.3 million for the current quarter, a decrease of $1.6 million, or 3.5%, from the same period one year ago.

The Bank offers a loan modification program which allows the customer to pay a fee to obtain current market rates without having to process a complete new loan application. Modifications totaled $45.9 million for the three month period ended December 31, 2004, an increase of $6.3 million, or 16.0%, from the same period one year ago. The average rate on loans modified during the current quarter decreased 74 basis points from 5.99% to 5.25%. Loan modification totals are not included in the table below.

Generally, during the three month period ended December 31, 2004, the Bank's 30 year fixed-rate loans, with no points paid by the borrower, were priced at approximately 153 basis points above the average 10 year Treasury rate, while our 15 year fixed-rate loans were priced approximately 91 basis points above the average 10 year Treasury rate.

The following table summarizes the activity in the loan portfolio for the periods indicated, excluding changes in loans in process, deferred fees and allowance for loan losses.
	For the Three Months Ended
	December 31, 2004		September 30, 2004		June 30, 2004		March 31, 2004
Loans receivable:	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Beginning balance	$4,794,140	5.38%	$4,583,879	5.41%	$4,412,445	5.51%	$4,388,194	5.60%
Originations and refinances	207,993	5.32	217,160	5.41	268,833	5.09	172,082	5.03
Purchases	170,175	4.87	227,052	4.40	197,509	4.27	69,417	4.87
Repayments	(233,825)		(234,385)		(297,543)		(216,784)
Other	(144)		434		2,635		(464)
Ending balance	$4,938,339	5.37%	$4,794,140	5.38%	$4,583,879	5.41%	$4,412,445	5.51%

The following table presents the Company's loan portfolio at the dates indicated.

	December 31, 2004			September 30, 2004
	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total

Real Estate Loans:
One- to four-family	$4,639,367	5.33%	93.94%	$4,492,205	5.36%	93.70%
Multi-family	41,138	6.52	0.83	35,421	6.54	0.74
Commercial	5,425	6.53	0.11	8,698	6.61	0.18
Construction and development	47,690	5.23	0.97	54,782	5.34	1.15
Total real estate loans	4,733,620	5.34	95.85	4,591,106	5.37	95.77

Consumer Loans:
Savings loans	8,746	4.55	0.18	9,141	4.49	0.19
Home improvement	516	7.46	0.01	636	7.83	0.01
Automobile	2,268	7.61	0.05	2,274	7.96	0.05
Home equity	192,154	6.16	3.89	189,861	5.67	3.96
Other	1,035	10.23	0.02	1,122	10.03	0.02
Total consumer loans	204,719	6.13	4.15	203,034	5.67	4.23
Total loans receivable	4,938,339	5.37%	100.00%	4,794,140	5.38%	100.00%

Less:
Loans in process	21,925			23,623
Deferred fees and discounts	17,078			18,794
Allowance for losses	4,473			4,495
Total loans receivable, net	$4,894,863			$4,747,228

Other information:
Loans serviced for others	$534,918			$568,005

The balance of non-performing loans continued to be low during the quarter ended December 31, 2004. Non-performing loans include loans primarily 90 days or more delinquent or in the process of foreclosure. At December 31, 2004, our ratio of non-performing loans to total loans was 0.11%, down from 0.13% at September 30, 2004. The balance of real estate owned is represented by 40 properties with an average balance of approximately $85 thousand at December 31, 2004. Loans 30 to 89 days delinquent, which are not included in non-performing loans, decreased approximately 1.8% from September 30, 2004 to December 31, 2004.

The risk that the balance of our non-performing loans may increase is primarily driven by the state of the local economies in which we lend. In most of our market areas, the economy has continued to be generally stable. Other risks to our loan portfolio remained largely unchanged from September 30, 2004, as property values have generally maintained or increased.

The following table presents the Company's 30-89 day delinquent loans, non-performing loans and real estate owned, at the dates indicated. The ratios of non-performing loans to total loans and non-performing assets to total assets do not include loans that are 30-89 days delinquent. Non-performing assets includes non-performing loans and real estate owned.
	December 31,	September 30,	June 30,
	2004	2004	2004
Asset Quality Information:
Loans 30-89 days delinquent	$22,190	$22,601	$22,844
Non-performing loans	5,193	6,071	8,160
Real estate owned	3,382	4,249	4,663
Asset Quality Ratios:
Non-performing assets to total assets	0.10%	0.12%	0.15%
Non-performing loans to total loans	0.11%	0.13%	0.18%

The allowance for loan losses as a percentage of non-performing loans was 86.14% at December 31, 2004, compared to 74.04% at September 30, 2004. The increase in the ratio of allowance for loan losses to non-performing loans primarily resulted from a decrease in non-performing loans. Non-performing loans decreased $878 thousand, or 14.5% from September 30, 2004. Net charge-offs year-to-date of $22 thousand represent 0.23% of average non-performing assets and less than 0.01% of the average outstanding balance of loans receivable.

The following table presents the Company's activity for the allowance for loan losses and related ratios at the dates and for the periods indicated.
	For the Three Months Ended
	December 31,
	2004	2003
Allowance for loan losses:
Beginning balance	$4,495	$4,550
Losses charged against the allowance:
One- to four-family loans	16	14
Multi-family loans	--	--
Commercial and other loans	--	--
Consumer loans	21	21
Total charge-offs	37	35
Recoveries	15	22
Provision charged to expense	--	--
Ending balance	$4,473	$4,537

Allowance for loan losses to non-
performing loans	86.14%	62.79%
Allowance for loan losses to loans
receivable, net	0.09%	0.10%

Mortgage-Related Securities. The balance of mortgage-related securities decreased from $2.65 billion at September 30, 2004 to $2.63 billion at December 31, 2004. The decrease of $15.8 million was due to maturities and repayments being greater than purchases during the quarter. There were $195.0 million of purchases during the quarter of which 50% were adjustable-rate.

The adjustable-rate securities purchased had an average of 4.87 years until their first repricing opportunity. If market interest rates increase prior to the time the adjustable-rate securities reprice, they will generally reprice upward and provide a higher yield than realized during their initial period.

The following table provides a summary of the activity in our portfolio of mortgage-related securities for the periods presented. The yields and weighted average life ("WAL") for purchases are presented as recorded at the time of purchase. The yields for the beginning and ending balances are as of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The beginning and ending WAL is the estimated remaining maturity of the underlying collateral after projected prepayment speeds have been applied.

The increase in the yield at December 31, 2004 from September 30, 2004 was due primarily to a decrease in prepayment activity as a result of an increase in long-term interest rates between the two time periods.

The change in the valuation on available-for-sale ("AFS") securities for the current quarter is less than the change in the September 30, 2004 quarter due to an increase in the yield on the AFS portfolio during the current quarter. The yield on the AFS portfolio at December 31, 2004 is closer to market rates than at September 30, 2004 resulting in a smaller change in the valuation on AFS securities in the current quarter compared to the September 30, 2004 quarter.
	For the Three Months Ended
	December 31, 2004			September 30, 2004			June 30, 2004			March 31, 2004
Mortgage-related securities:	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
Beginning balance	$2,648,708	3.57%	3.35	$2,890,609	3.31%	4.93	$2,990,238	3.65%	4.54	$2,595,541	3.46%	3.28
Maturities and repayments	(209,201)			(252,584)			(359,815)			(206,651)
Net amortization of premiums/discounts	(3,412)			(4,247)			(7,059)			(4,240)
Purchases:
Fixed	96,907	4.35	4.47	1,626	5.12	6.40	193,154	4.57	5.58	175,403	4.22	5.25
ARMs	98,118	4.32	9.24	--	--	--	97,891	4.05	10.17	418,215	3.31	10.07
Change in valuation on AFS securities	1,793			13,304			(23,800)			11,970
Ending balance	$2,632,913	3.70%	3.22	$2,648,708	3.57%	3.35	$2,890,609	3.31%	4.93	$2,990,238	3.65%	4.54

Investment securities. Investment securities, which consist of agency bonds, decreased from $638.1 million at September 30, 2004 to $587.8 million at December 31, 2004. The decrease in the balance and the yield from September 30, 2004 was due to the call of securities with a 6.08% yield.

The yields and WAL for purchases are presented as recorded at the time of purchase. The yields for the beginning and ending balances are as of the period presented. The beginning and ending WAL is the estimated remaining maturity of the underlying collateral after projected prepayment speeds have been applied.

The following table provides a summary of the activity of investment securities for the periods presented.

	For the Three Months Ended
	December 31, 2004			September 30, 2004			June 30, 2004			March 31, 2004
Investment securities:	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
Beginning balance	$638,079	4.89%	1.73	$663,355	4.89%	5.07	$738,790	4.90%	1.72	$1,144,850	3.80%	2.71
Maturities and calls	(50,000)			(25,000)			(75,000)			(405,205)
Net amortization of premiums/discounts	(265)			(276)			(335)			(955)
Purchases and transfers	--			--			(100)			100
Ending balance	$587,814	4.79%	1.69	$638,079	4.89%	1.73	$663,355	4.89%	5.07	$738,790	4.90%	1.72

Liabilities.   Liabilities decreased $5.9 million from $7.71 billion at September 30, 2004 to $7.70 billion at December 31, 2004. The decrease was primarily attributable to a decrease in advance payments by borrowers for taxes and insurance of $27.9 million due to the timing of escrow payments, offset by a $23.1 million increase in deposits.

From September 30, 2004 to December 31, 2004, deposits increased $23.1 million to $4.15 billion. The increase was in demand deposit accounts due to the timing of payroll deposits, partially offset by a decrease in all other deposit categories. During the current quarter, public unit deposits and brokered certificates, which are included in the certificates category, increased $44.0 million which helped offset the total decrease in certificates.

As previously discussed, management implemented a more competitive pricing strategy for certain certificates of deposit and money market tiers during the current quarter. While we experienced a slight run-off in all deposit categories, we believe that the run-off would have been greater if the rates offered on these certificates and our money market accounts had not been increased.

The table below presents the Company's deposit portfolio at the dates indicated.
	At			At			At			At
	December 31, 2004			September 30, 2004			June 30, 2004			March 31, 2004
		Average	% of		Average	% of		Average	% of		Average	% of
	Amount	Cost	Total	Amount	Cost	Total	Amount	Cost	Total	Amount	Cost	Total

Demand	$ 413,837	0.21%	9.97%	$ 380,463	0.21%	9.22%	$ 391,661	0.22%	9.38%	$ 395,512	0.21%	9.54%
Passbook & passcard	124,334	0.65	3.00	125,992	0.65	3.05	125,683	0.65	3.01	127,264	0.65	3.07
Money market select	927,472	1.78	22.34	929,862	1.33	22.53	938,550	1.28	22.49	939,669	1.27	22.67
Certificates	2,684,930	2.86	64.69	2,691,155	2.79	65.20	2,718,219	2.85	65.12	2,682,397	2.85	64.72
Total deposits	$ 4,150,573	2.29%	100.00%	$ 4,127,472	2.16%	100.00%	$4,174,113	2.18%	100.00%	$4,144,842	2.17%	100.00%

The following table presents deposit activity for the periods indicated.

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004

Opening balance	$4,127,472	$4,174,113	$4,144,842	$4,173,585
Deposits	1,697,254	1,619,660	1,701,202	1,614,028
Withdrawals	1,694,423	1,686,291	1,691,814	1,663,298
Interest credits	20,270	19,990	19,883	20,527
Ending balance	$4,150,573	$4,127,472	$4,174,113	$4,144,842
Net increase (decrease)	$ 23,101	$ (46,641)	$ 29,271	$ (28,743)

Stockholders' Equity. Total stockholders' equity increased $14.4 million from $832.4 million at September 30, 2004 to $846.8 million at December 31, 2004. The increase was primarily due to $18.6 million in net income and partially due to ESOP transactions, adjustments related to the unrealized gain/loss on AFS securities and the exercise of stock options. The increase in stockholders' equity was partially offset by dividends paid of $10.0 million, comprised of a quarterly dividend payment of $0.50 per public share in November 2004.

Dividends on unallocated ESOP shares are recorded as a reduction of ESOP debt up to a total of the scheduled yearly ESOP debt repayment amount of $3.0 million. Dividends on unallocated ESOP shares in excess of the $3.0 million are distributed to participants or participants' ESOP accounts after the end of each fiscal year, and are recorded as a reduction in unearned compensation. During fiscal year 2004, there were $2.6 million of dividends paid on unallocated ESOP shares in excess of the scheduled ESOP debt repayment. The $2.6 million was distributed during the current quarter which reduced ESOP unearned compensation. Additionally, there was $555 thousand of fiscal year 2005 estimated dividends in excess of the scheduled debt repayment recorded in ESOP unearned compensation which offset the $2.6 million distributed. These two items resulted in a net reduction of $2.1 million in ESOP unearned compensation.

Each quarter since the Company's initial public offering, approximately 50,410 shares of Company stock have been allocated to the ESOP participants, decreasing the balance of ESOP unearned compensation by $504 thousand. During the current quarter, a mark-to-market adjustment of $1.2 million was recorded in additional paid-in capital on the allocated shares, in accordance with SOP 93-6.

The balance of accumulated other comprehensive loss decreased $1.1 million during the current quarter due to the unrealized gain/loss adjustment on AFS securities. See further explanation of the adjustment in the "Mortgage-Related Securities" discussion.

The balance of treasury stock decreased $792 thousand and the balance of additional paid-in capital increased $140 thousand during the current quarter due to the exercise of stock options.

Dividends from the Company are the only source of funds for MHC. MHC has waived all previous dividends from the Company. It is expected that MHC will continue to waive future dividends except to the extent dividends are needed to fund continuing operations. The following table shows the number of shares eligible to receive dividends ("public shares") because of the waiver of dividends by MHC at December 31, 2004:
Total voting shares outstanding at September 30, 2004	73,990,801
Options exercised, net	82,290
Total voting shares outstanding at December 31, 2004	74,073,091
Unvested shares in ESOP	(1,814,746)
Shares held by MHC	(52,192,817)
Total public shares at December 31, 2004	20,065,528

The following table presents dividends paid each quarter for calendar years 2005, 2004 and 2003. The actual amount of the dividend to be paid during the quarter ending March 31, 2005, as declared on January 25, 2005, will be based upon the number of shares outstanding on the record date, February 4, 2005. The amount shown below is based upon shares outstanding on January 28, 2005. This does not represent the actual dividend payout, but rather management's estimate of the number of dividend shares and total dividend payout at this time.
	Calendar Year
	2005	2004	2003
Quarter ended March 31
Number of dividend shares	20,603,828	19,220,972	18,709,623
Dividend per share	$0.50	$0.50	$0.22
Total dividends paid	$10,302	$9,610	$4,116
Quarter ended June 30
Number of dividend shares	N/A	19,633,381	18,773,223
Dividend per share	N/A	$0.50	$0.23
Total dividends paid	N/A	$9,817	$4,318
Quarter ended September 30
Number of dividend shares	N/A	19,762,800	18,889,120
Dividend per share	N/A	$0.50	$0.24
Total dividends paid	N/A	$9,881	$4,533
Quarter ended December 31
Number of dividend shares	N/A	20,051,788	19,165,403
Dividend per share	N/A	$0.50	$0.50
Total dividends paid	N/A	$10,026	$9,582
Special year end dividend
Number of dividend shares	N/A	N/A	19,171,397
Dividend per share	N/A	N/A	$0.81
Total dividends paid	N/A	N/A	$15,529

Calendar year-to-date dividends per share	$0.50	$2.00	$2.00

Comparison of Operating Results for the Three Months Ended December 31, 2004 and 2003

For the three months ended December 31, 2004, the Company recognized net income of $18.6 million, compared to net income of $4.6 million for the same period one year ago, an increase of $14.0 million. The increase in net income was primarily due to an increase in the net interest margin of 96 basis points between periods.

The increase in the net interest margin was primarily due to a decrease in the rate paid on FHLB advances. The average rate on FHLB advances decreased 205 basis points compared to the prior year quarter due primarily to refinancing certain FHLB advances in July 2004 and, to a lesser extent, utilizing interest rate swaps on the advances that were not refinanced. The refinancing of FHLB advances reduced the average cost of our FHLB advances by 178 basis points, or $12.4 million, compared to the prior year quarter. The swapped FHLB advances had an average pay rate of 4.52% during the quarter. Because the pay rate on the swapped FHLB advances is adjustable (248 basis points over one month LIBOR), our interest expense on these advances will increase if one month LIBOR continues to increase. See "Item 3. Quantitative and Qualitative Disclosure about Market Risk."

The increase in the net interest margin was also due to a 30 basis point decrease in the average rate paid on certificates of deposit and a $73.3 million decrease in the average balance of certificates of deposit. Maturing certificates were renewing at rates generally lower than the original rates on those certificates. Not all customers are reinvesting maturing certificates into certificates at current rates offered by the Bank. As previously discussed, management implemented a new pricing strategy on certain certificate maturities in November.

The increase in the net interest margin compared to the same period one year ago was also due to an overall increase in the average yield of interest-earning assets of 16 basis points and an increase in the average balance of interest-earning assets of $14.5 million. Interest income on interest-earning assets was $3.6 million more than the same period one year ago.

The average balance of loans increased $489.6 million, while the average yield decreased 25 basis points. The increase in the average balance of loans was primarily due to the purchase of mortgage loans. The decrease in the average yield was due to the reduction in the average rate on mortgages held in the portfolio as a result of loan modifications, refinances and originations of mortgage loans with then current market rates which are generally below the average loan portfolio rate. Interest income on loans was $3.9 million more than the same period one year ago.

The average yield on mortgage-related securities increased 30 basis points, but the average balance decreased $66.8 million. During fiscal year 2004, approximately 40% of the mortgage-related security balance matured or prepaid. While the entire amount of the maturing or prepaid balance was not replaced, the securities that were purchased were at then current market rates which were higher than the average yield on the mortgage-related security portfolio. Since not all of the maturing or prepaid balance was replaced, the average balance of mortgage-related securities decreased. Interest income on mortgage-related securities was $1.5 million more than the same period one year ago.

The average yield on investment securities increased 121 basis points, but the average balance decreased $453.9 million. The increase in the yield and decrease in the average balance was due to the maturity of lower yielding securities primarily during the second quarter of fiscal year 2004, which were not replaced. Interest income on investment securities was $2.3 million less than the same period one year ago.

Other expenses decreased $2.0 million to $17.6 million for the quarter ended December 31, 2004. The decrease was primarily in salaries and employee benefits due to a decrease in ESOP and RRP expense and in Other, net, because no MSR impairment charges were recorded in the current quarter while MSR impairment charges totaling $815 thousand were recorded in the same quarter one year ago. For the quarter ended December 31, 2004, no adjustment was necessary for an other than temporary impairment of our MSR and no additional impairment allowance was recorded on our MSR.

Income tax expense increased from $3.1 million for the quarter ended December 31, 2003, to $11.2 million for the quarter ended December 31, 2004. The effective tax rate for the current quarter was 37.7%, a decrease of 270 basis points from the same period one year ago. The decrease in the effective tax rate was primarily a result of the increased level of earnings of the Company which reduced the impact of certain nondeductible expenses and a change in the Company's estimate of the impact of tax benefits associated with the ESOP. The increase in the amount of income tax expense was a direct result of an increase in earnings compared to the same period one year ago.

The Company's efficiency ratio for the quarter ended December 31, 2004 was 37.25% compared to 71.91% for the quarter ended December 31, 2003. The decrease in the efficiency ratio was largely due to the increase in net interest income, primarily a result of refinancing the FHLB advances. The efficiency ratio measures a financial institution's operating expense as a percent of its net interest margin and its other income. A lower value indicates that a financial institution is generating revenue with a lower level of expense. Another measure of a financial institution's ability to operate effectively is the ratio of operating expense to total average assets. The Company's operating expense ratio for the quarter ended December 31, 2004 was 0.82%, compared to 0.93% one year ago.

The following table presents the average balances of our assets, liabilities and stockholders' equity and the related yields and costs on our interest-earning assets and interest-bearing liabilities for the periods indicated. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Three Months Ended
	December 31, 2004		September 30, 2004		December 31, 2003
	Average		Average		Average
	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/
Assets:	Balance	Rate	Balance	Rate	Balance	Rate
Interest-earning assets:
Loans receivable	$4,816,683	5.46%	$4,660,619	5.50%	$4,327,067	5.71%
Mortgage-related securities	2,704,181	3.59	2,788,155	3.44	2,770,933	3.29
Investment securities	632,010	4.90	642,069	4.91	1,085,941	3.69
Cash and cash equivalents	47,927	1.73	99,751	1.28	7,260	0.91
Capital stock of FHLB	174,146	4.18	172,511	3.75	169,290	3.50
Total interest-earning assets	8,374,947	4.76	8,363,105	4.68	8,360,491	4.60
Other noninterest-bearing assets	191,941		167,222		119,369
Total assets	$8,566,888		$8,530,327		$8,479,860

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits	$4,126,050	2.22	$4,151,506	2.17	$4,187,306	2.37
FHLB advances	3,450,167	3.95	3,383,679	4.19	3,229,290	6.00
Borrowings, other	53,360	4.92	53,343	4.45	---	--
Total interest-bearing liabilities	7,629,577	3.02	7,588,528	3.08	7,416,596	3.95
Other noninterest-bearing liabilities	97,422		79,326		93,041
Stockholders' equity	839,889		862,473		970,223
Total liabilities and stockholders' equity	$8,566,888		$8,530,327		$8,479,860

Net interest rate spread		1.74%		1.60%		0.65%
Net interest-earning assets	$ 745,370		$ 774,577		$ 943,895
Net interest margin		1.99%		1.85%		1.03%
Ratio of interest-earning assets
to interest-bearing liabilities		1.10		1.10		1.13

Selected Performance Ratios:
Return on average assets (annualized)		0.87%		(0.94)%		0.22%
Return on average equity (annualized)		8.85%		(9.31)%		1.90%
Average equity to average assets		9.80%		10.11%		11.44%

The following table presents selected income statement information for the quarters indicated.
	For the Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2004	2004	2004	2004	2003
Selected income statement data:
Interest and dividend income:
Loans receivable	$ 65,723	$ 64,075	$ 60,916	$ 60,546	$ 61,828
Mortgage-related securities	24,271	24,010	23,427	24,227	22,805
Investment securities	7,745	7,879	8,403	9,709	10,013
All other interest and
dividend income	2,045	1,949	1,687	1,849	1,510
Total interest and
dividend income	99,784	97,913	94,433	96,331	96,156

Interest expense:
Deposits	23,072	22,670	22,295	22,970	24,996
FHLB advances	34,456	36,029	44,416	44,427	49,404
Other borrowings	670	606	538	45	246
Total interest expense	58,198	59,305	67,249	67,442	74,646

Provision for loan losses	--	44	20	--	--

Net interest and
dividend income	41,586	38,564	27,164	28,889	21,510

Other income	5,831	6,103	5,934	5,689	5,859
Prepayment penalty on FHLB advances	--	236,109	--	--	--
Other expenses	17,603	17,640	17,210	18,458	19,621
Income tax expense (benefit)	11,241	(79,094)	6,403	6,510	3,130
Net income (loss)	$ 18,573	$(129,988)	$ 9,485	$ 9,610	$ 4,618

Basic earnings (loss) per share	$ 0.26	$ (1.81)	$ 0.13	$ 0.14	$ 0.06
Diluted earnings (loss) per share	$ 0.25	$ (1.81)	$ 0.13	$ 0.13	$ 0.06
Dividends declared per share	$ 0.50	$ 0.50	$ 0.50	$ 0.50	$ 1.31

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended December 31, 2004 to December 31, 2003. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate, (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year, and (3) changes due to both rate and volume, which are changes in the average balance multiplied by the change in the average rate.
	Quarter Ended December 31,
	2004 vs. 2003
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total

Interest-earning assets:
Loans receivable, net	$ 7,013	$ (2,774)	$ (344)	$ 3,895
Mortgage-related securities	(549)	2,065	(50)	1,466
Investment securities	(4,186)	3,295	(1,377)	(2,268)
Capital stock of FHLB	45	290	8	343
Cash equivalents	93	15	84	192
Total interest-earning assets	$ 2,416	$ 2,891	$(1,679)	3,628

Interest-bearing liabilities:
Savings deposits	$ 10	$ (3)	$ --	7
Demand and NOW deposits	14	649	3	666
Certificate accounts	(580)	(2,072)	55	(2,597)
FHLB advances and other borrowings	(931)	(14,677)	1,084	(14,524)
Total interest-bearing liabilities	$ (1,487)	$(16,103)	$ 1,142	(16,448)

Net interest income				$ 20,076

The following table presents rate information at the dates indicated.
	December 31,	September 30,	December 31,
	2004	2004	2003
Average Yield / Cost at End of Period:
(annualized)
Loans receivable	5.48%	5.44%	5.64%
Mortgage-related securities	3.70	3.57	3.46
Investment securities	4.79	4.89	3.80
Deposits	2.29	2.16	2.30
FHLB advances	4.01	3.86	5.51
Borrowings, other	4.84	4.37	--

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended December 31, 2004 to the quarter ended September 30, 2004.
	Quarter Ended
	December 31, 2004 vs. September 30, 2004
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total

Interest-earning assets:
Loans receivable, net	$2,148	$ (481)	$ (19)	$ 1,648
Mortgage-related securities	(723)	1,014	(30)	261
Investment securities	(124)	(11)	1	(134)
Capital stock of FHLB	21	188	1	210
Cash equivalents	(167)	111	(58)	(114)
Total interest-earning assets	$1,155	$ 821	$(105)	1,871

Interest-bearing liabilities:
Savings deposits	$ (1)	$ --	$ --	(1)
Demand and NOW deposits	(23)	521	(3)	495
Certificate accounts	(92)	--	--	(92)
FHLB advances and other borrowings	640	(2,113)	(36)	(1,509)
Total interest-bearing liabilities	$ 524	$(1,592)	$ (39)	(1,107)

Net interest income				$ 2,978

Comparing the quarter ended December 31, 2004 to the quarter ended September 30, 2004, net interest income increased $3.0 million. The increase was primarily due to an increase in interest on loans receivable of $1.6 million and a reduction in interest expense on FHLB advances of $1.6 million. Interest income on loans increased primarily due to an increase in the average balance due to mortgage loan purchases during the current quarter. Interest expense on FHLB advances decreased primarily due to a full quarter effect in the current quarter of the FHLB advance refinancing.

Liquidity and Capital Resources

Liquidity management is both a daily and long-term function of our business management. The Bank's most available liquid assets, represented by cash and cash equivalents, mortgage-related securities available-for-sale and short-term investment securities, are a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, FHLB advances, prepayments on and maturities of outstanding loans and mortgage-related securities, other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and short-term investments are relatively predictable sources of funds, deposit flows and prepayments on loans and mortgage-related securities are greatly influenced by general interest rates, economic conditions and competition. To the extent possible, the Bank manages the cash flows of its portfolios by the rates it offers customers. Sources of funds are used primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, to fund loan commitments and to maintain our portfolio of investment and mortgage-related securities. At December 31, 2004, approximately $1.48 billion of our $4.15 billion in deposits were certificates of deposit scheduled to mature within one year. Although, based on past experience and our pricing strategy, we expect that a majority of these maturing deposits will renew, no assurance can be given in this regard.

FHLB advances have been used to provide funds for lending and investment activities. FHLB lending guidelines set borrowing limits as part of their underwriting standards. At December 31, 2004, the Bank's ratio of advances, of $3.45 billion, to total assets, as reported to the OTS, was 40.3%. Our advances are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to FHLB Topeka. Advances in excess of 40 percent of total assets, but not exceeding 55 percent of total assets, may be approved by the president of FHLB Topeka based upon a review of documentation supporting the use of the advances. In July 2004, the president of FHLB Topeka approved an increase in our borrowings to 45 percent of total assets for one year. The Bank intends to apply for another waiver, if necessary, when the current waiver expires. While we expect that this waiver would be granted, if requested, no assurance can be given in this regard. Currently, the blanket pledge is sufficient collateral for the FHLB advances. It is possible that increases in our borrowings or decreases in our loan portfolio could require the Bank to pledge available-for-sale securities as collateral on the FHLB advances. The Bank's policy allows total borrowing from FHLB of up to 55 percent of total assets. The Bank could utilize other sources, such as secondary market repurchase agreements, for liquidity purposes, which the Bank has used in the past, but not in recent years.

The Company issued $53.6 million in Junior Subordinated Deferrable Interest Debentures ("debentures") in March 2004 in connection with a trust preferred securities offering. The Company received, net, $52.0 million from the issuance of the debentures and an investment of $1.6 million in Capitol Federal Financial Trust I (the "Trust"). The Company did not down-stream the proceeds to be used by the Bank for Tier 1 capital because the Bank exceeded all regulatory requirements to be a well-capitalized institution. Instead, the Company deposited the proceeds into certificate accounts at the Bank to be used to further its general corporate and capital management strategies which could include the payment of dividends in the future. At December 31, 2004, Capitol Federal Financial, at the holding company level, had $109.6 million in cash and certificates of deposit.

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

The Company's contractual obligations related to operating leases, FHLB advances and debentures have not changed significantly from September 30, 2004. The following table summarizes our other contractual obligations as of December 31, 2004.

	Maturity Range

		Less than	1 - 3	4 - 5	After
	Total	1 year	years	years	5 years

Commitments to originate and
purchase mortgage loans	$ 193,716	$ 193,716	$ --	$ --	$ --

Commitments to originate non-
mortgage loans	3,235	3,235	--	--	--

Commitments to fund unused
home equity lines of credit	268,044	268,044	--	--	--

Unadvanced portion of
construction loans	21,925	21,925	--	--	--

The maturity schedule for our certificates of deposit portfolio at December 31, 2004 is located under "Item 3. Quantitative and Qualitative Disclosure About Market Risk". We anticipate that we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

The Bank has interest rate swap agreements with a notional amount of $800.0 million. The Bank is utilizing the interest rate swap agreements to effectively reduce the interest expense associated with certain FHLB advances. The counterparties with whom we have entered into the interest rate swap agreements are rated as AA- or higher per our internal policies, reviewed annually. Counterparties to the interest rate swaps require collateral for their exposure to the Bank not being able to meet its future obligations under the terms of the interest rate swap agreements when mark-to-market conditions warrant. The exposure is estimated daily by calculating a value for the swap on a net settlement basis. When the valuation indicates that the Bank has a future obligation to a counterparty, we may be required to post collateral sufficient to satisfy the counterparty's exposure. When required, the collateral pledged to the counterparty would be restricted and not available-for-sale. The counterparties have different collateralization level requirements. The Bank was required to post $14.7 million of available-for-sale mortgage-related securities as collateral as of December 31, 2004. If the future obligation indicates that the Bank has a net receivable from the counterparties, the Bank could have a certain level of exposure to the extent the counterparties are not able to satisfy their obligations to the Bank.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the suits are expected to have a material adverse effect on the Company's consolidated financial statements for the current interim period or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well-capitalized" status for the Bank in accordance with regulatory standards. Total equity for the Bank was $771.7 million at December 31, 2004, or 9.03% of its total assets on that date. As of December 31, 2004, the Bank exceeded all capital requirements of the OTS. The following table presents the Bank's regulatory capital ratios at December 31, 2004 based upon regulatory guidelines.

		Regulatory
		Requirement
	Bank	For "Well
	Ratios	Capitalized" Status
Tier I (core/leverage) capital	9.0%	5.0%
Tier I risk-based capital	22.0	6.0
Total risk-based capital	22.0	10.0

The long-term ability of the Company to pay dividends to its shareholders is based primarily upon the ability of the Bank to make capital distributions to the Company. Under OTS safe harbor regulations, the Bank may distribute to the Company capital not exceeding net income for the current calendar year and the prior two calendar years. Due to refinancing the FHLB advances in July 2004, the Bank is required to obtain a waiver to the safe harbor regulation from the OTS for capital distributions to the Company through December 31, 2006. The Bank cannot distribute capital to the Company unless it continues to receive waivers to the safe harbor regulation from the OTS during the current waiver period. Currently, the Bank has authorization from the OTS to distribute capital from the Bank to the Company based upon quarterly results through the quarter ending June 30, 2005. Since the Bank maintains excess capital, operates in a safe and sound manner and complies with the interest rate risk management guidelines of the OTS, it is management's belief that the Bank will be able to continue to receive waivers to distribute, from the Bank to the Company, capital equal to the earnings of the Bank.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

For a complete discussion of the Company's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company's portfolio, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk" in the Company's Annual Report to Stockholders for the year ended September 30, 2004, attached as Exhibit 13 to the Company's Annual Report on Form 10-K for the year ended September 30, 2004.

ALCO regularly reviews the interest rate risk position of the Bank by forecasting the impact of hypothetical, alternative, interest rate environments on net interest income and measuring the market value of portfolio equity at various dates. The market value of portfolio equity is defined as the net of the present value of the cash flows of an institution's existing assets, liabilities and off-balance sheet instruments. The present values are determined in alternative interest rate environments providing potential changes in market value of portfolio equity under the alternative interest rate environment.

The following table sets forth the estimated percentage change in our net interest income over the next four-quarter period at each quarter end presented based on the indicated instantaneous, parallel and permanent change in interest rates. The percentage change in each interest rate environment represents the difference between estimated net interest income in the 0 basis point interest rate environment ("base case", assumes market and product interest rates do not change from the as-of date) and estimated net interest income in each alternative interest rate environment (assumes market and product interest rates change by the indicated change in rates). Estimations of net interest income used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change and that any repricing of assets or liabilities occurs at market rates or anticipated market rates for the alternative rate environments as of the dates presented. The estimation of net interest income does not include any change in the amount of unamortized premium on mortgage-related securities, any projected gain-on-sale related to the sale of loans, the effect of the use of new interest rate swaps derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environment. It is important to consider that the estimated changes in net interest income are for a cumulative four-quarter period. These do not reflect the earnings expectations of management.
Percentage Change in Net Interest Income (next four quarters)

Change	At
(in Basis Points)	December 31,	September 30,	June 30,	March 31,	December 31,
in Interest Rates(1)	2004	2004	2004	2004	2003
-300 bp	n/m(2)	n/m(2)	n/m(2)	n/m(2)	n/m(2)
-200 bp	n/m(2)	n/m(2)	n/m(2)	n/m(2)	n/m(2)
-100 bp	-0.43	-2.09	1.43	-1.79	-1.35
0 bp	--	--	--	--	--
+100 bp	-7.06	-5.54	-9.10	-6.41	-6.95
+200 bp	-15.79	-13.68	-19.50	-16.51	-16.29
+300 bp	-25.50	-22.44	-34.12	-31.66	-29.15

(1) Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

(2) Not meaningful, some market rates would compute to a rate less than zero percent.

The sensitivity of the Bank's net interest income to changes in interest rates is not significantly different than one year ago. However, during the past year the Bank refinanced its unhedged FHLB advances which significantly lowered the rate of interest paid to the FHLB on those borrowings as well as increased the balance of its outstanding advances. Because of the refinancing of the Bank's advances, it is more appropriate to compare the changes in sensitivity in the Bank's net interest income between the period ended December 31, 2004 and September 30, 2004. Again, there is not a significant difference in the sensitivity of the Bank's net interest income to changes in interest rates. The primary drivers for the decrease in the estimated net interest margin in the increasing rate environments are anticipated increases in costs of deposits and interest rate swaps in excess of the increases in the loan and investment and mortgage-related securities portfolios. The increase in the cost of deposits is primarily a result of the relatively short average maturity of the Bank's certificate of deposit portfolio. The increase in the costs of the interest rate swaps is due to the immediate repricing nature of the swaps with no caps, which results in the interest rate swaps experiencing the full impact of the rate change immediately. Changes in the rates on the mortgage loan and mortgage-related securities portfolios happen at a slower pace, compared to the liabilities, because only the amount of cash flow received on the repayment of the debt is reinvested at the higher rates.

The following table sets forth the estimated percentage change in our Market Value of Portfolio Equity ("MVPE") at each quarter end presented based on the indicated instantaneous, parallel and permanent change in interest rates. The percentage change in each interest rate environment represents the difference between MVPE in the base case and MVPE in each alternative interest rate environment. The estimations of MVPE used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change, that any repricing of assets or liabilities occurs at market rates or anticipated market rates for the alternative rate environments as of the dates presented and that different prepayment assumptions are used in each alternative interest rate environment. It is important to consider that the estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment. The table presents the effects of the change in interest rates on our assets and liabilities as they mature, repay or reprice as shown by the change in the MVPE in changing interest rate environments.

Percentage Change in Market Value of Portfolio Equity
Change	At
(in Basis Points)	December 31,	September 30,	June 30,	March 31,	December 31,
in Interest Rates(1)	2004	2004	2004	2004	2003
-300 bp	n/m(2)	n/m(2)	n/m(2)	n/m(2)	n/m(2)
-200 bp	n/m(2)	n/m(2)	n/m(2)	n/m(2)	n/m(2)
-100 bp	0.30	-5.32	-1.61	-15.60	-8.80
0 bp	--	--	--	--	--
+100 bp	-12.54	-7.66	-8.81	-1.20	-3.90
+200 bp	-28.38	-19.37	-22.16	-11.30	-14.80
+300 bp	-45.28	-31.52	-37.88	-25.90	-28.60

(1) Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

(2) Not meaningful, some market rates would compute to a rate less than zero percent.

During the past year the Bank refinanced its unhedged FHLB advances which significantly lowered the rate of interest paid to the FHLB on those borrowings as well as increased the balance of its outstanding advances. The impact on MVPE of the refinance was to increase, in the base case, the Bank's MVPE while the sensitivity of the advances to changes in rates increases moderately because of the average shorter maturity in the advances than prior to the refinances. Because of the refinancing of the Bank's advances, it is more appropriate to compare the changes in sensitivity in the Bank's net interest income between the period ended December 31, 2004 and September 30, 2004. The primary driver for the Bank's increased sensitivity to changes in interest rates is the result of the valuation of the interest rate swaps under the alternative rate environments. To a lesser degree, there is increased sensitivity to the loan portfolio to increases in interest rates and the shorter average maturity of deposits increases the Bank's overall sensitivity to changes in interest rates.

Gap Table: The following gap table summarizes the anticipated maturities or repricing on our interest-earning assets and interest-bearing liabilities for the Company as of December 31, 2004, based on the information and assumptions set forth in the notes below.
	Within Three Months	Three to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
Interest-earning assets(1):
Loans receivable(2):
Mortgage loans:
Fixed	$ 223,363	$ 538,366	$ 975,173	$ 588,914	$ 939,730	$ 3,265,546
Adjustable	118,839	346,866	470,855	285,964	223,564	1,446,088
Other loans	178,193	6,438	6,818	3,252	9,733	204,434
Securities:
Non-mortgage(3)	32,066	75,300	190,448	190,000	100,000	587,814
Mortgage-related securities(4)	138,330	477,387	947,229	749,254	320,713	2,632,913
Other interest-earning assets	69,000	--	--	--	--	69,000
Total interest-earning assets	759,791	1,444,357	2,590,523	1,817,384	1,593,740	8,205,795

Interest-bearing liabilities:
Deposits:
Savings accounts(5)	5,129	15,386	18,526	16,391	68,902	124,334
NOW accounts(5)	9,924	29,773	72,269	176,565	125,306	413,837
Money market deposit accounts(5)	56,183	168,548	233,524	174,410	294,807	927,472
Certificates of deposit(3)	597,189	882,892	998,883	200,773	5,193	2,684,930
Borrowings	946,618	100,000	950,000	1,300,000	200,000	3,496,618
Total interest-bearing liabilities	1,615,043	1,196,599	2,273,202	1,868,139	694,208	7,647,191

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$ (855,252)	$ 247,758	$ 317,321	$ (50,755)	$ 899,532	$ 558,604

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$ (855,252)	$ (607,494)	$ (290,173)	$ (340,928)	$ 558,604

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total assets at December 31, 2004	(10.00)%	(7.11)%	(3.39)%	(3.99)%	6.53%

(1) Adjustable-rate loans are included in the period in which the rate is next scheduled to adjust, rather than in the period in which the loans are due or in the period in which repayments are expected to occur prior to their next rate adjustment. Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.

(2) Balances have been reduced for non-performing loans, which totaled $5.2 million at December 31, 2004.

(3) Based on contractual maturities.

(4) Reflects estimated prepayments of mortgage-related securities in our portfolio.

(5) Although our NOW accounts, passcard savings accounts and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities. The decay rates used on these accounts are based on assumptions developed based upon our actual experience with these accounts. If all of our NOW accounts, passcard savings accounts and money market deposit accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $(1.79) billion, for a cumulative one-year gap of (20.92)% of total assets.

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

The FHLB advances designated in hedging relationships have maturities ranging from May 2008 to August 2010. The following summarizes the interest rate swap agreements by maturity date at December 31, 2004:
			Paying
Fiscal		Notional	1 Month			Receiving
Year	Fair	Principal	LIBOR		Interest	Interest
Maturity	Value(1)	Amount	Rate(2)	Margin	Rate	Rate	Spread
2008	$ (2,682)	$ 225,000	2.28%	2.41%	4.69%	5.68%	0.99%
2010	(4,067)	575,000	2.28%	2.51%	4.79%	6.35%	1.56%
	$ (6,749)	$ 800,000	2.28%	2.48%	4.76%	6.16%	1.40%

    (1)  The one month LIBOR rate as of December 31, 2004 was 2.40%. This rate was used to calculate the fair value of the interest rate swaps at December 31, 2004.

    (2)  The one month LIBOR rate as of November 29, 2004 was 2.28%. This rate plus the margin noted above was the paying interest rate during December 2004.

Changes in portfolio composition.  The following tables provide information regarding the fixed and adjustable rate composition of our loan and investment and mortgage-related security portfolios as well as the change in the composition of these portfolios from September 30, 2004 to December 31, 2004. Also presented are the maturity schedules of our certificate of deposit portfolio and FHLB advances.

The following table presents loan origination, refinance, purchase, and modification activity for the periods indicated. Loan originations and refinances are reported together as on total. The fixed-rate origination one- to four-family loans less than or equal to 15 years have an original maturity at origination of less than or equal to 15 years, while fixed-rate origination one- to four-family greater than 15 years have an original maturity at origination of greater than 15 years. The adjustable-rate origination one- to four-family less than or equal to 36 months have a term to first reset of less than or equal to 36 months at origination and adjustable-rate origination one- to four-family greater than 36 months have a term to first reset of greater than 36 months at origination.

	For the Three Months Ended			For the Three Months Ended
	December 31, 2004			December 31, 2003
Fixed-Rate:	Amount	Rate	% of Total	Amount	Rate	% of Total
Origination - one- to four-family:
<= 15 years	$ 32,497	5.00%	8.59%	$ 34,977	5.32%	12.54%
> 15 years	92,032	5.59	24.34	94,969	5.83	34.06
Other real estate	2,500	6.40	0.66	3,750	6.50	1.34
Non real estate	5,603	6.80	1.48	3,379	6.33	1.21
Purchased loans	78,133	5.07	20.66	26,434	5.00	9.48
Total fixed-rate	210,765	5.35	55.73	163,509	5.61	58.63

Adjustable-Rate:
Origination - one- to four-family:
<= 36 months	10,793	4.02	2.85	15,839	3.90	5.68
> 36 months	35,093	4.63	9.28	50,396	4.52	18.08
Non real estate	29,475	5.71	7.80	32,447	4.82	11.64
Purchased loans	92,042	4.71	24.34	16,653	4.16	5.97
Total adjustable-rate	167,403	4.82	44.27	115,335	4.47	41.37

Total loan originations and purchases	$378,168	5.12%	100.00%	$278,844	5.14%	100.00%

Mortgage loan modifications	$ 45,872			$ 39,546

Our loan portfolio remains heavily weighted in fixed-rate loans. Because of the increase in both fixed and adjustable-rate loans and the increase in the portfolio of loans as a whole, the relative mix of loan types remained virtually unchanged. The following table presents the distribution of our loan portfolio at the dates indicated.
	December 31, 2004			September 30, 2004
	Amount	Rate	% of Total	Amount	Rate	% of Total

Fixed-rate loans:
One- to four- family real estate:
<= 15 years (1)	$1,374,721	5.33%	27.84%	$1,322,461	5.37%	27.59%
> 15 years(1)	1,832,625	5.98	37.11	1,796,451	6.02	37.47
Other real estate	77,594	6.12	1.57	81,540	6.13	1.70
Non real estate	28,001	6.84	0.57	26,266	6.83	0.55
Total fixed-rate loans	3,312,941	5.72	67.09	3,226,718	5.76	67.31

Adjustable-rate loans:
One- to four- family real estate:
<= 36 months(2)	654,031	4.54	13.24	626,208	4.55	13.06
> 36 months(2)	777,990	4.45	15.75	747,085	4.41	15.58
Other real estate	16,659	4.63	0.34	17,361	4.64	0.36
Non real estate	176,718	6.02	3.58	176,768	5.50	3.69
Total adjustable-rate loans	1,625,398	4.66	32.91	1,567,422	4.59	32.69
Total Loans	4,938,339	5.37%	100.00	4,794,140	5.38%	100.00

Less:
Loans in process	21,925			23,623
Deferred fees and discounts	17,078			18,794
Allowance for loan losses	4,473			4,495
Total loans receivable, net	$4,894,863			$4,747,228

    (1)  Loans are reported based on their remaining term to maturity as of the date indicated.

    (2)  Loans are reported based on their term to next rate reset as of the date indicated.

Our investment and mortgage-related securities portfolios decreased $67.9 million from September 30, 2004 to December 31, 2004. Overall, fixed-rate securities comprised 45.4% of these portfolios at December 31, 2004 compared to 44.3% at September 30, 2004 causing the portfolio to become slightly more rate sensitive. The following table presents the distribution of our investment and mortgage-related securities portfolios at the dates indicated. The WAL is the estimated remaining maturity of the underlying collateral after projected prepayment speeds have been applied.

	December 31, 2004			September 30, 2004
	Balance	Rate	Yield	Balance	Rate	Yield
Fixed-Rate Investments:
Agency bonds	$ 587,814	4.99%	4.79%	$ 638,079	5.08%	4.89%
Mortgage-related securities, at cost	876,461	4.57	4.57	819,344	4.57	4.63
Total fixed-rate investments	1,464,275	4.74	4.66	1,457,423	4.79	4.74
WAL (in years)	3.21			3.32

Adjustable-Rate Investments:
Mortgage-related securities, at cost	1,757,853	4.09	3.26	1,832,558	4.06	3.09
Total adjustable-rate investments	1,757,853	4.09	3.26	1,832,558	4.06	3.09
WAL (in years)	2.71			2.81
Total investments, at cost	$ 3,222,128	4.38%	3.90%	$ 3,289,981	4.38%	3.82%

Our certificates of deposit decreased from September 30, 2004 to December 31, 2004 by $6.2 million and the average cost of our certificates increased 7 basis points between the two reporting dates. Certificates maturing in one year or less at December 31, 2004 were $1.48 billion with an average cost of 2.55%. The following table presents the maturity of certificates of deposit at the dates indicated.
	December 31, 2004		September 30, 2004		June 30, 2004		March 31, 2004
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Certificates maturing within
0 to 3 months	$ 597,189	2.35%	$ 366,751	2.10%	$ 422,517	2.34%	$ 328,152	2.50%
3 to 6 months	351,211	2.62	475,937	2.39	308,015	2.30	384,880	2.28
6 months to one year	531,681	2.73	527,445	2.66	719,959	2.63	645,101	2.46
One year to two years	679,599	3.04	743,194	2.89	677,829	3.03	648,785	3.10
After two years	525,250	3.51	577,828	3.56	589,899	3.55	675,479	3.49
Total certificates	$ 2,684,930	2.86%	$ 2,691,155	2.79%	$ 2,718,219	2.85%	$ 2,682,397	2.85%

Average maturity (in years)	1.14		1.23		1.27		1.34

The following table presents the maturity of FHLB advances at par as of December 31, 2004. The balance of advances excludes the $6.8 million unrealized loss adjustment on the swapped FHLB advances.
		Actual rates	Effective
		without	rates with
Maturity by		interest rate	interest rate
Fiscal Year	Amount	swaps:	swaps
2005	$ 200,000	2.14%	2.14%
2007	750,000	3.52	3.52
2008	1,125,000	4.23	4.03
2009	600,000	4.24	4.24
2010	775,000	5.90	4.75
Total	$3,450,000	4.33%	4.01%

Item 4. Controls and Procedures

An evaluation of Capitol Federal Financial's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended, (the "Act")) as of December 31, 2004, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation of its internal control over financial reporting. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-K for the fiscal year ending September 30, 2005. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2005 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

Part 2 -   OTHER INFORMATION

Item 1.  Legal Proceedings
Not Applicable
Home<Index>

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

See "Liquidity and Capital Resources - Capital" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the OTS restrictions on dividends from the Bank to the Company.

The following table summarizes our share repurchase activity during the three months ended December 31, 2004 and additional information regarding our share repurchase program. Our current repurchase plan of 1,536,102 shares was announced on November 7, 2002. The plan has no expiration date.
	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased as	of Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plan
October 1, 2004 through
October 31, 2004	--	N/A	--	754,642
November 1, 2004 through
November 30, 2004	--	N/A	--	754,642
December 1, 2004 through
December 31, 2004	--	N/A	--	754,642
Total	--	N/A	--	754,642

<Index>

Item 3.  Defaults Upon Senior Securities
Not applicable
<Index>

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders for the fiscal year ended September 30, 2004, held January 25, 2005, two matters were presented to shareholders. Shareholders elected Jeffrey M. Johnson, Michael T. McCoy and Marilyn S. Ward to three-year terms as directors. Shareholders also ratified the appointment of Deloitte & Touche LLP as auditors for the fiscal year ending September 30, 2005. The votes cast as to each matter are set forth below:

Proposal	Number of Votes
			Broker
	For	Withheld	Non-Votes
Election of the following directors for the terms
indicated:
Jeffrey M. Johnson (three years)	71,407,179	213,475	_
Michael T. McCoy, M.D. (three years)	71,416,322	204,152	_
Marilyn S. Ward (three years)	71,409,454	198,780	_

The following directors had their term of office
continue after the meeting:
B.B. Andersen
John C. Dicus
John B. Dicus
Jeffrey R. Thompson
Proposal	Number of Votes
				Broker
	For	Against	Abstain	Non-Votes
Ratification of Deloitte & Touche LLP
as auditors.	71,440,294	91,391	88,970	_

<Index>

Item 5.  Other Information
Not applicable
<Index>

Item 6.  Exhibits

See Index to Exhibits

<Index>

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL

Date:   February 4, 2005                                     By:   /s/ John B. Dicus
                                                                                     John B. Dicus, President and
                                                                                     Chief Executive Officer

Date:   February 4, 2005                                   By:   /s/ Neil F. M. McKay
                                                                                     Neil F.M. McKay, Executive Vice President
                                                                                     and Chief Financial Officer

<Index>

INDEX TO EXHIBITS
Exhibit Number	Document

2.0	Plan of Reorganization and Stock Issuance Plan*
3(i)	Federal Stock Charter of Capitol Federal Financial*
3(ii)	Bylaws of Capitol Federal Financial filed on August 4, 2004 as Exhibit 3(ii) to the June 30, 2004 Form 10-Q
4(i)	Form of Stock Certificate of Capitol Federal Financial*
4(ii)	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, the instruments defining the rights of the holders of the Registrant's long-term debt.
10.1	Registrant's Employee Stock Ownership Plan*
10.2	Registrant's 2000 Stock Option and Incentive Plan (the "Stock Option Plan") filed on April 13,
2000 as Appendix A to Registrant's Revised Proxy Statement (File No. 000-25391)
10.3	Registrant's 2000 Recognition and Retention Plan (the "RRP) filed on April 13, 2000 as
Appendix B to Registrant's Revised Proxy Statement (File No. 000-25391)
10.4	Deferred Incentive Bonus Plan filed on December 31, 2001 as Exhibit 10.4 to the Annual Report on
Form 10-K.
10.5	Form of Incentive Stock Option Agreement under the Stock Option Plan
10.6	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan
10.7	Form of Restricted Stock Agreement under the RRP
11	Statement re: computation of earnings per share**
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, President and Chief Executive Officer
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Neil F. M. McKay, Chief Financial Officer
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

  **No statement is provided because the computation of per share earnings on both a basic and fully diluted basis can be clearly determined from the Financial Statements included in this report.