Form 10-Q
period 2005-03-31
CAPITOL FEDERAL FINANCIAL
filed 2005-05-05
CIK 1074433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Common Stock 74,395,682
Class Shares Outstanding
as of April 29, 2005

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, per share data and amounts are actual)
	March 31,	September 30,
	2005	2004
ASSETS:
Cash and cash equivalents	$63,906	$171,526
Investment securities held-to-maturity, at cost (market value of $502,902
and $645,601)	505,617	638,079
Mortgage-related securities:
Available-for-sale, at market (amortized cost of $971,471 and $1,204,994)	964,798	1,201,800
Held-to-maturity, at cost (market value of $1,554,548 and $1,443,168)	1,581,293	1,446,908
Loans receivable held for sale, net	951	3,425
Loans receivable, net	5,046,714	4,747,228
Mortgage servicing rights, net	3,334	3,340
Capital stock of Federal Home Loan Bank ("FHLB"), at cost	177,910	174,126
Accrued interest receivable	37,833	39,648
Premises and equipment, net	24,308	24,504
Real estate owned, net	3,245	4,249
Deferred income taxes, net	63,635	74,665
Other assets	25,220	11,538
TOTAL ASSETS	$8,498,764	$8,541,036

LIABILITIES:
Deposits	$4,051,329	$4,127,472
Advances from FHLB	3,424,878	3,449,429
Other borrowings, net	53,381	53,348
Advance payments by borrowers for taxes and insurance	36,845	40,829
Income taxes payable	5,104	3,674
Accounts payable and accrued expenses	69,571	33,870
Total Liabilities	7,641,108	7,708,622

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares
authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 shares authorized; 91,512,287
shares issued as of March 31, 2005 and September 30, 2004	915	915
Additional paid-in capital	419,176	412,126
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(17,695)	(20,772)
Unearned compensation, Recognition and Retention Plan ("RRP")	(529)	(276)
Retained earnings	750,994	735,306
Accumulated other comprehensive loss	(4,143)	(1,983)
Less shares held in treasury (17,096,805 and 17,521,486 shares as of
March 31, 2005 and September 30, 2004, at cost)	(291,062)	(292,902)
Total Stockholders' Equity	857,656	832,414

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,498,764	$8,541,036

See accompanying notes to consolidated interim financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars and share counts in thousands, per share amounts are actual)
	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
INTEREST AND DIVIDEND INCOME:
Loans receivable	$67,028	$60,546	$132,751	$122,374
Mortgage-related securities	24,353	24,227	48,624	47,032
Investment securities	6,563	9,708	14,308	19,721
Capital stock of FHLB	1,948	1,486	3,784	2,979
Cash and cash equivalents	304	363	513	380
Total interest and dividend income	100,196	96,330	199,980	192,486

INTEREST EXPENSE:
Deposits	23,644	22,970	46,716	47,966
FHLB Advances	34,961	44,427	69,417	93,831
Other borrowings	734	45	1,404	291
Total interest expense	59,339	67,442	117,537	142,088

NET INTEREST AND DIVIDEND INCOME	40,857	28,888	82,443	50,398
PROVISION FOR LOAN LOSSES	--	--	--	--
NET INTEREST AND DIVIDEND INCOME
AFTER PROVISION FOR LOAN LOSSES	40,857	28,888	82,443	50,398

OTHER INCOME:
Retail fees and charges	3,647	3,505	7,455	7,183
Loan fees	509	602	1,067	1,252
Insurance commissions	604	525	1,004	1,015
Other, net	742	1,058	1,807	2,099
Total other income	5,502	5,690	11,333	11,549

OTHER EXPENSES:
Salaries and employee benefits	10,054	10,910	20,176	22,544
Occupancy	3,127	2,882	6,353	5,707
Regulatory and other services	1,344	951	2,321	2,044
Deposit and loan transaction fees	1,068	878	2,072	1,687
Advertising	1,272	761	2,047	1,416
Other, net	1,145	2,076	2,644	4,681
Total other expenses	18,010	18,458	35,613	38,079
INCOME BEFORE INCOME TAX EXPENSE	28,349	16,120	58,163	23,868
INCOME TAX EXPENSE	10,867	6,510	22,108	9,640
NET INCOME	$17,482	$9,610	$36,055	$14,228

Basic earnings per share	$0.24	$0.14	$0.50	$0.20
Diluted earnings per share	$0.24	$0.13	$0.49	$0.19
Dividends declared per share	$0.50	$0.50	$1.00	$1.81

Weighted Average Number of Common Shares Outstanding:
Basic	72,473	71,317	72,348	71,199
Diluted	73,096	72,773	73,050	72,710

See accompanying notes to consolidated interim financial statements.

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands, per share amounts are actual)

						Accumulated
		Additional	Unearned	Unearned		Other
	Common	Paid-In	Compensation	Compensation	Retained	Comprehensive	Treasury
	Stock	Capital	(ESOP)	(RRP)	Earnings	Loss	Stock	Total

Balance at October 1, 2004	$915	$412,126	($20,772)	($276)	$735,306	($1,983)	($292,902)	$832,414
Comprehensive income:
Net income					36,055			36,055
Changes in unrealized gains/(losses) on
available-for-sale securities, net of deferred
income taxes of $1,319						(2,160)		(2,160)
Total comprehensive income								33,895

Tax benefit of market value change in vested
RRP shares		19						19
Common stock committed to be released for
allocation - ESOP		2,528	1,008					3,536
Acquisition of treasury stock							(2,967)	(2,967)
Treasury stock activity related to RRP, net		296		(401)	(24)		108	(21)
Amortization of unearned compensation - RRP				148				148
Dividends in excess of debt service cost - ESOP			2,069					2,069
Stock options exercised		4,207					4,699	8,906
Dividends on common stock to
stockholders ($1.00 per share)					(20,343)			(20,343)
Balance at March 31, 2005	$915	$419,176	($17,695)	($529)	$750,994	($4,143)	($291,062)	$857,656

See accompanying notes to consolidated interim financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the Six Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 36,055	$ 14,228
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(3,784)	(2,980)
Net loan origination fees (costs) capitalized	(2,238)	1,137
Amortization of net deferred loan origination fees	(1,462)	(1,202)
Losses on sales of premises and equipment, net	57	84
Gains on sales of real estate owned, net	(476)	(514)
Gains on sales of loans receivable held for sale	(68)	(87)
Originations of loans receivable held for sale	(4,225)	(5,467)
Proceeds from sales of loans receivable held for sale	6,767	8,616
Amortization of mortgage servicing rights	580	750
Impairment of mortgage servicing rights	--	1,108
Recovery of impairment of mortgage servicing rights	(574)	--
Amortization and accretion of premiums and discounts on
mortgage-related securities and investment securities	6,572	13,933
Depreciation and amortization of premises and equipment	2,087	1,939
Amortization of deferred debt issuance costs	33	245
Common stock committed to be released for allocation - ESOP	3,536	3,580
Amortization of unearned compensation - RRP	148	1,249
RRP shares sold, net of forfeitures	(21)	--
Changes in:
Accrued interest receivable	1,815	474
Other assets	1,133	(625)
Income taxes payable/receivable and deferred income taxes	17,978	9,639
Accounts payable and accrued expenses	(3,661)	(7,844)
Net cash provided by operating activities	60,252	38,263

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities or calls of investment securities	132,000	430,205
Purchases of investment securities	--	(150,000)
Principal collected on mortgage-related securities available-for-sale	228,595	471,341
Principal collected on mortgage-related securities held-to-maturity	154,224	76,431
Purchases of mortgage-related securities held-to-maturity	(289,791)	(594,118)
Loan originations, net of principal collected	(1,629)	(4,218)
Loan purchases, net of principal collected	(296,628)	(59,863)
Purchases of premises and equipment, net	(1,948)	(976)
Proceeds from sales of real estate owned	3,947	4,117
Net cash (used in) provided by investing activities	(71,230)	172,919

(Continued)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	$ (20,343)	$ (34,721)
Dividends in excess of debt service cost of the ESOP, net	2,069	(964)
Deposits, net of withdrawals	(76,143)	(93,047)
Proceeds from advances/line of credit from FHLB	265,000	115,000
Repayments on advances/line of credit from FHLB	(265,000)	(115,000)
Proceeds from other borrowings	--	52,000
Capitalized debt issuance costs	--	(290)
Repayments on other borrowings	--	(81,391)
Change in advance payments by borrowers for taxes and insurance	(3,984)	(6,057)
Acquisitions of treasury stock	(174)	--
Acquisitions of treasury stock for exercise of stock options	(2,793)	(3,211)
Stock options exercised	4,726	4,440
Net cash used in financing activities	(96,642)	(163,241)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(107,620)	47,941
CASH AND CASH EQUIVALENTS:
Beginning of period	171,526	41,918
End of period	$ 63,906	$ 89,859

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$ 4,000	$ --
Interest payments, net of interest credited to deposits	$ 75,196	$ 99,824

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Loans transferred to real estate owned	$ 2,471	$ 4,121

Loan modifications and refinances	$ 160,913	$ 243,573

Purchase of investment in the Capitol Federal Financial Trust I	$ --	$ 1,609

Tax effect of employee premature disposal of stock options	$ 4,180	$ 310

Tax effect of RRP share transactions	$ 19	$ 208

Treasury stock activity related to RRP (excluding RRP shares sold for
employee withholding tax purposes)	$ 108	$ 48

Purchase of mortgage-related securities that will settle in a subsequent period	$ 15,000	$ --
Market value change related to fair value hedge:
Interest rate swaps hedging FHLB advances	$ 24,551	$ (18,321)

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

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the valuation of mortgage servicing rights, derivative instruments, deferred income tax assets and allowances for losses on loans. While management believes that these allowances are adequate, future additions to the allowances may be necessary based on changes in economic conditions and other factors. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."

The Company is the sole shareholder of Capitol Federal Savings Bank (the "Bank"). The Company's majority shareholder is Capitol Federal Savings Bank MHC ("MHC"), a federally chartered mutual holding company.

All dollar amounts are in thousands and per share data is actual, unless otherwise indicated.

2.   Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123(R), "Share-Based Payment". SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation" and superseded Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123(R) requires companies to recognize all share-based payments, which include stock options and restricted stock, in compensation expense over the requisite service period of the share-based payment award. The fair value of a share-based payment award will be computed on the grant date and cannot be remeasured in future periods. Additionally, forfeitures will need to be estimated on the grant date and subsequent revisions to forfeitures should be reported as a cumulative effect of a change in accounting estimate in the period in which the revision occurs. Modified share-based payment awards will be treated as an exchange of the original award for a new award. The incremental fair value of the modified award will be recorded as compensation expense on the date of the modification or over the remaining requisite service period. SFAS 123(R) also requires significant additional disclosures for share-based payment awards. SFAS 123(R) is effective at the beginning of the Company's next fiscal year, October 1, 2005. The Company has not completed the process of evaluating the impact of SFAS 123(R) on its consolidated financial statements.

3.   Accounting for Stock Based Compensation

The Company applies the recognition and measurement principles of APB Opinion No. 25, as allowed by SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and related interpretations in accounting for our stock-based compensation plans.

For purposes of the pro forma disclosures required by SFAS No. 148, the estimated fair value of the options is amortized to expense on a straight-line basis over the options' vesting period. If the fair value provisions under SFAS No. 123 would have been adopted, salary and employee benefit expense would have been $10.2 million for the three months ended March 31, 2005 and $11.3 million for the same period last year. Compensation expense for the six months ended March 31, 2005 would have been $20.3 million and $23.3 million for the same period last year.

The following table presents the pro forma impact on earnings and earnings per share.
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Net income	$17,482	$9,610	$36,055	$14,228

Add: Stock-based compensation expense included
in reported net income, net of related tax effects	78	380	94	743
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	141	585	189	1,191

Pro forma net income	$17,419	$9,405	$35,960	$13,780

Net earnings per share:
Basic-as reported	$0.24	$0.14	$0.50	$0.20
Basic-pro forma	$0.24	$0.13	$0.50	$0.19

Diluted-as reported	$0.24	$0.13	$0.49	$0.19
Diluted-pro forma	$0.24	$0.13	$0.49	$0.19

4.   Earnings Per Share

For the quarter ended March 31, 2005, basic and diluted earnings per share were $0.24. The Company accounts for the 3,024,574 shares acquired by its ESOP in accordance with Statement of Position ("SOP") 93-6 and the shares acquired for its RRP in a manner similar to the ESOP shares; shares acquired by the ESOP and the RRP are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee's individual account. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Net income	$17,482	$9,610	$36,055	$14,228

Average common shares outstanding	72,421,545	71,265,583	72,322,769	71,173,534
Average committed ESOP shares outstanding	50,970	50,964	25,482	25,618
Total basic average common shares
outstanding	72,472,515	71,316,547	72,348,251	71,199,152

Effect of dilutive RRP shares	2,455	244,369	2,524	235,161
Effect of dilutive stock options	620,933	1,212,387	699,107	1,275,911

Total diluted average common shares outstanding	73,095,903	72,773,303	73,049,882	72,710,224

Net earnings per share:
Basic	$0.24	$0.14	$0.50	$0.20
Diluted	$0.24	$0.13	$0.49	$0.19

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

  the credit risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

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

  our ability to access cost-effective funding;

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

  technological changes;

  acquisitions and dispositions;

  changes in consumer spending and saving habits; and

  our success at managing the other risks involved in our business.

This list of important factors is not all inclusive. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The discussion includes comments relating to the Bank, since the Bank is wholly owned by the Company and comprises the majority of assets and is the principal source of income for the Company.

All dollar amounts are in thousands except per share data, unless otherwise indicated.

Executive Summary

Our principal business consists of attracting deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences. We also originate consumer loans, loans secured by first mortgages on nonowner-occupied one- to four-family residences, permanent and construction loans secured by commercial real estate and multi-family real estate loans. While our primary business is the origination of one- to four-family residential mortgage loans funded through retail deposits, we also purchase whole loans and invest in certain investment and mortgage-related securities using FHLB advances as an additional funding source.

The Company is significantly affected by prevailing economic conditions including federal monetary and fiscal policies and federal regulation of financial institutions. Deposit balances are influenced by a number of factors including interest rates paid on competing personal investments, the level of personal income and the personal rate of savings within our market areas. Lending activities are influenced by the demand for housing and other loans, as well as interest rate pricing and competition from other lending institutions. The primary sources of funds for lending activities include deposits, loan and investment repayments, borrowings and funds provided from operations.

The Company's results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, mortgage-related securities and investments and the interest paid on deposits and borrowings. We generally price our loan and deposit products based upon an analysis of our competition and changes in market rates. On a weekly basis, management reviews deposit flows, loan demand, cash levels and changes in all market rates to assess all pricing strategies. While we do not explicitly price our products at a margin to a specific market rate or index, our products do tend to be priced at a margin to general market rates or indices. While national market rates change constantly, and rates offered by competitors with nationwide delivery channels may change during a business day, our offered rates generally remain available to customers for up to a week on deposit products and several days to a week on loan products. Our one- to four-family residential mortgage loans are generally priced based upon the 10 year Treasury rate while the rates on our deposits are generally priced based upon short-term Treasury interest rates. The majority of our loans are fixed-rate products with maturities up to 30 years, while the majority of our deposits have maturity or repricing dates of less than 2 years.

The spread between long-term and short-term interest rates has a direct impact on our net interest margin. Short-term interest rates (one year and shorter maturities) continued to increase during the current quarter due to the 50 basis point increase in the Federal Funds rate by the Federal Reserve Board while long-term interest rates increased at a slower pace. This resulted in a continued narrowing of the spread between short-term and long-term interest rates during the quarter. The spread between the two and five year treasuries also continued to narrow during the quarter. The narrowing of the spread between short-term and long-term interest rates resulted in a flattening of the yield curve. There is a timing lag between the change in market interest rates and when we change the pricing of our products and the timing of cash flows of our interest-earning assets and interest-bearing liabilities. See additional discussion in "Item 3. Quantitative and Qualitative Disclosure About Market Risk."

Changes in interest rates affect the prepayment activity on our mortgage-related assets, which has a direct impact on the yields of our interest-earning assets. Generally, prepayments increase during periods of decreasing long-term interest rates and decrease during periods of increasing long-term interest rates. When prepayments increase, the yields earned on our mortgage-related assets generally decrease as repayments received are reinvested at the then current lower market interest rates. During fiscal year 2004 and continuing into fiscal year 2005, prepayment activity slowed compared to fiscal year 2003 due to the general increase in long-term interest rates. This, generally, had a positive impact on our net interest margin.

During the quarter, the Bank continued to use excess funds to purchase mortgage loans. Mortgage loans purchased during the quarter totaled $214.6 million of which 93.2% were adjustable-rate products. Adjustable-rate mortgage loans were purchased to supplement our adjustable-rate loan origination volume. Management intends to continue purchasing mortgage loans with the majority of those loans being adjustable-rate loans to the extent available. If adjustable-rate mortgage loans are not available, the Bank will purchase adjustable-rate mortgage-related securities.

During July 2004, the Bank refinanced its outstanding FHLB advances that were not hedged by interest rate swaps. By refinancing the advances, the Bank lowered the interest expense on FHLB advances by $24.9 million during the six months ended March 31, 2005 compared to the same period in the prior year. The Bank is also utilizing interest rate swaps on certain FHLB advances ("swapped FHLB advances") with a notional amount of $800.0 million. The Bank receives interest from counterparties at a fixed rate, matching the amounts paid by the Bank on the swapped FHLB advances, and pays interest at a variable rate indexed to the one month LIBOR rate plus an average spread of 248 basis points. The reduction in net interest expense as a result of the interest rate swaps totaled $5.6 million during the six months ended March 31, 2005.

In November 2004, management began a more competitive pricing strategy for money market tiers and select certificates of deposit to become more competitive with the additional desire to grow the balance sheet. The result of this change has been a modest increase in the balance of our money market accounts. However, in our local market several competitors are offering certificates of deposit with original maturities less than 18 months at rates more than 50 basis points higher than our comparable term certificates. The Bank has not responded to what we believe is overly aggressive pricing because of its likely adverse impact on earnings. The result has been a decrease in our certificate of deposit portfolio balance. Management will continue to monitor this pricing situation and its impact on our operations and adjust our pricing of all deposit accounts accordingly. The Bank continues to look for pricing opportunities that will allow us to maintain the Bank's size, or grow the Bank, in a profitable manner.

Critical Accounting Policies

Our policies with respect to the methodologies used to determine the allowance for loan losses, the valuation of mortgage servicing rights and deferred income tax assets and our policy regarding derivative instruments are our most critical accounting policies because they are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could cause reported results to differ materially. These critical accounting policies and their application are reviewed at least annually with our Audit Committee and Board of Directors. Following is a description of our critical accounting policies and an explanation of the methods and assumptions underlying their application.

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

The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of such loans or pools of loans. Changes in risk evaluations of both performing and non-performing loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience and on significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. One- to four-family residential loans and consumer loans are collectively evaluated for impairment. Loans on residential properties with greater than four units, loans on construction and development and commercial properties that are delinquent or the borrower's total loan concentration balance is greater than $1.5 million (excluding one- to four-family residential loans) are evaluated for impairment on a loan by loan basis. Loan loss factors for portfolio segments are representative of the credit risks associated with loans in those segments. The greater the credit risks associated with a particular segment, the greater the loss factor. Loss factors increase as individual loans become classified, delinquent, the foreclosure process begins or as economic conditions warrant.

The appropriateness of the allowance is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas. Other conditions that management considers in determining the appropriateness of the allowance include, but are not limited to, changes to our underwriting standards, credit quality trends (including changes in the balance and characteristics of non-performing loans expected to result from existing economic conditions), trends in collateral values, loan volumes and concentrations, and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of those loans.

Senior management reviews these conditions quarterly. To the extent that any of these conditions are evidenced by a specifically identifiable problem loan or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such loan. Where any of these conditions are not evidenced by a specifically identifiable problem loan or portfolio segment as of the evaluation date, management's evaluation of the loss related to these conditions is reflected in the unallocated allowance associated with our homogeneous population of mortgage loans. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments.

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

Valuation of Mortgage Servicing Rights ("MSR"). The Bank records MSR as a result of retaining the servicing of loans that are sold. Impairment exists if the carrying value of MSR exceeds the estimated fair value of the MSR. MSR are stratified by the underlying loan term and by interest rate. Individual impairment allowances for each stratum are established when necessary and then adjusted in subsequent periods to reflect changes in the measurement of impairment. The estimated fair value of each MSR stratum is determined through analysis of future cash flows incorporating numerous assumptions including: servicing income, servicing costs, market discount rates, prepayment speeds and other market driven data.

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

Derivative Instruments. The Bank has entered into interest rate swap agreements to hedge certain FHLB advances. The Bank pays a variable rate of interest tied to the one month LIBOR and receives a fixed-rate of interest matching the hedged FHLB advances. When the Bank entered into the interest rate swap agreements, they were designated as fair value hedges. All terms of the interest rate swap agreements relating to the pay-fixed rate components and timing of cash flows match the terms of the hedged FHLB advances. Therefore, the Bank has assumed no ineffectiveness in the hedging relationship and accounts for the interest rate swaps using the shortcut method, under which any gain or loss in the fair value of the interest rate swaps is offset by a gain or loss on the hedged FHLB advances.

Before undertaking the hedge, management formally documented its risk management objectives and strategy, and the relationship between the interest rate swap agreements and the hedged FHLB advances. To qualify for hedge accounting, the interest rate swaps and the related FHLB advances must be designated as a hedge. Both at the inception of the hedge and on an ongoing basis, management assesses whether the hedging relationship is expected to be highly effective in offsetting changes in fair values of the hedged FHLB advances. If at some point it is determined that the interest rate swaps are not highly effective as a hedge, hedge accounting will be discontinued. If hedge accounting is discontinued, changes in the fair value of the interest rate swaps will be recorded in earnings and the hedged FHLB advances will no longer be adjusted for changes in fair value.

Deferred Income Tax Assets. Management assesses the available positive and negative evidence surrounding the recoverability of deferred income tax assets on a quarterly basis. A valuation allowance will be recorded to reduce deferred income tax assets when uncertainty regarding its realizability exists. Management believes no valuation allowance is required at March 31, 2005.

Management Strategy

Our strategy is to operate a retail oriented financial institution dedicated to serving the needs of retail customers in our market areas. Our commitment is to provide the broadest possible access to home ownership through our residential lending programs and to offer a complete set of personal financial products and services. The primary components of our strategy include:

  Portfolio Lending. We are one of the largest originators of one- to four-family residential mortgage loans in the State of Kansas. We have primarily originated these loans for our own portfolio, rather than for sale, and we generally service the loans we originate. We provide retail customers with alternative products for their borrowing needs by offering both fixed- and adjustable-rate products with various terms to maturity at various rates. We utilize underwriting standards for our lending products that are designed to limit our exposure to credit risk which has resulted in minimal levels of delinquent and non-performing loans. We offer special programs to individuals who may be first time home buyers, have low or moderate incomes or may have certain credit risk concerns in order to maximize our ability to deliver home ownership opportunities. We attract customers through our strong relationships with real estate agents, loan agents, reputation, pricing, existing and walk-in customers and customers that apply on the Internet. We also purchase one- to four-family residential mortgage loans from nationwide lenders and correspondent lenders located within our Kansas City and Wichita market areas.

  Retail Financial Services. We offer a wide array of deposit products and retail services for our customers. These products include checking, savings, money market accounts, certificates of deposit and retirement accounts. These are provided through a network of 37 branches, offering traditional branch facilities and locations in retail stores, our call center which operates on extended hours, telephone bill payment services and internet based transaction services.

  Commitment to Cost Control. We are generally very effective at controlling our costs of operations, outside of the expense portion of our employee benefit plans that are tied to our stock price. Our technology plan and infrastructure support the operations of the Bank, allowing us to increase productivity and centralize our lending and deposit support functions for efficient processing. Our retail orientation allows us to serve a broad range of customers through relatively few branch locations. Our average deposit base per traditional branch at March 31, 2005 was over $139.7 million. This helps us to control our costs. Our one- to four-family residential lending strategy, through effective management of credit risk, allows us to service a large portfolio of loans at efficient levels because it costs less to service a portfolio of performing loans.

  Excellent Asset Quality. As a result of our commitment to one- to four-family lending, we have experienced minimal delinquencies. At March 31, 2005, our ratio of non-performing assets to total assets was 0.09%.

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

  Shareholder Value. We strive to enhance shareholder value while maintaining a strong capital position. We continue to provide returns to shareholders through our dividend payments. On April 26, 2005, the Board declared a dividend of $0.50 per share which will be paid on May 20, 2005 to holders of record on May 6, 2005. Due to MHC's waiver of dividends, the dividend of $0.50 per share will be paid only on public shares. Total dividends declared during the first six months of fiscal year 2005 were $1.00 per share. On January 25, 2005, the Board approved an enhanced dividend policy. In December of each year, the Company will pay a special dividend equal to 25% of the excess of the prior fiscal year reported net income over the amount required to meet the Company's current dividend policy of $2.00 per share each fiscal year after the waiver of dividends by MHC. If the fiscal year reported net income does not exceed the amount required to meet the Company's current dividend policy, it is the Board's intent to continue to pay dividends at the current level. Our cash dividend payout policy is continually reviewed by management and the Board of Directors, and our ability to pay dividends under the policy depends upon a number of factors including: regulatory capital requirements of the Bank, the Company's financial condition, results of operations and other regulatory limitations on the Bank's ability to pay dividends to the Company.

  Risk Management. Changes in interest rates are our primary risk as our consolidated balance sheet is almost entirely comprised of interest-earning assets and interest-bearing liabilities. As such, fluctuations in interest rates have a significant impact on not only our net income but also on the cash flows related to those assets and liabilities and the market value of our assets and liabilities. To manage interest rate risk, our Asset and Liability Committee ("ALCO") meets weekly to discuss and monitor the current interest rate environment compared to interest rates offered on our loan and deposit products. Additionally, ALCO meets once a month to review information that presents the effects that changes in interest rates will have on our earnings, the market value of our portfolio equity and cash flows. The members of ALCO are the Chairman, the Chief Executive Officer, the Chief Financial Officer (chair of ALCO), the Executive Vice President for Corporate Services, the Chief Lending Officer, the Executive Vice President for Retail Operations and the Controller.

To meet each of these strategies, the Bank must manage its daily cash flows and the cost of those cash flows. Cash flow management is done through:

  the setting of interest rates on loan and deposit products;
  the investment of cash flows into purchased mortgage loans;
  purchasing investments that meet the long term objectives of earnings, liquidity and interest rate risk management;
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

Financial Condition

During the first six months of fiscal year 2005, total assets decreased $42.3 million to $8.50 billion at March 31, 2005. The decrease in assets was mainly attributed to a decrease in investment securities of $132.5 million, a decrease in cash and cash equivalents of $107.6 million and a decrease in mortgage-related securities of $102.6 million, offset by an increase in loans receivable of $299.5 million. The decrease in the balance of investment securities was due to $100.0 million of securities being called by their issuer and $32.0 million of securities maturing. The decrease in cash was due to the purchase of mortgage-related securities and mortgage loans. The $289.8 million of mortgage-related securities purchased during the first two quarters did not offset the $382.8 million of maturities and repayments which resulted in a decrease in the balance of mortgage-related securities. In addition to the mortgage-related securities purchased, the Bank used cash to purchase $384.7 million of mortgage loans during the first six months of fiscal year 2005 of which 76% were adjustable-rate loans. During the six months ended March 31, 2005, the Bank originated, refinanced and purchased loans totaling $754.9 million at an average yield of 5.09%. This volume of originations and purchases was offset by loan repayments of $463.1 million.

Total liabilities decreased $67.5 million to $7.64 billion at March 31, 2005. The decrease was primarily due to a decrease of $76.1 million in deposits. There was also a decrease of $24.6 million in FHLB advances due to the fair market value adjustment recorded on the interest rate swaps. The decrease was offset by an increase of $35.7 million in accounts payable and accrued expenses primarily due to the interest rate swap valuation adjustment and the purchase of mortgage-related securities that will settle in a subsequent period.

Stockholders' equity increased $25.2 million to $857.7 million at March 31, 2005. The increase was primarily due to net income of $36.1 million for the first six months of fiscal year 2005. Stock options exercised also increased equity by $8.9 million. The increase was offset by $20.3 million in dividend payments. See additional information provided under "- Stockholders' Equity."

The following table presents selected balance sheet data for the Company at the dates indicated.

	March 31,	December 31,	September 30,	March 31,
	2005	2004	2004	2004
	(Dollars in thousands, except per share amounts)
Selected Balance Sheet Data:
Total assets	$8,498,764	$8,549,550	$8,541,036	$8,468,146
Cash and cash equivalents	63,906	111,047	171,526	89,859
Loans receivable, net	5,046,714	4,894,863	4,747,228	4,367,465
Mortgage-related securities	2,546,091	2,632,913	2,648,708	2,990,238
Investment securities	505,617	587,814	638,079	738,790
Capital stock of FHLB	177,910	175,962	174,126	172,254
Deposits	4,051,329	4,150,573	4,127,472	4,144,842
FHLB advances	3,424,878	3,443,251	3,449,429	3,218,321
Borrowings, other	53,381	53,367	53,348	53,270
Stockholders' equity	857,656	846,849	832,414	971,414
Unrealized (loss) gain on AFS
securities, net of income taxes	(4,143)	(870)	(1,983)	4,532
Equity to total assets at end of period	10.09%	9.91%	9.75%	11.47%
Book value per share	$11.80	$11.71	$11.54	$13.58
Shares outstanding	72,683,756	72,299,755	72,164,055	71,509,303

Loans Receivable. The loan portfolio increased from $4.75 billion at September 30, 2004 to $5.05 billion at March 31, 2005. During the six months ended March 31, 2005, the Bank originated, refinanced and purchased loans totaling $754.9 million at an average rate of 5.09%. The volume of originations and purchases was partially offset by loan repayments of $463.1 million.

Loans that are refinanced represent pre-existing Bank loans that have been paid off with a new loan recorded. This process requires the complete underwriting of the new loan. Refinanced loans totaled $83.6 million during the six months ended March 31, 2005, a decrease of $13.0 million, or 13.4%, from the same period one year ago.

The Bank offers a loan modification program which allows the customer to pay a fee to obtain current market rates without having to process a complete new loan application. Modifications totaled $77.3 million for the six month period ended March 31, 2005, a decrease of $69.7 million, or 47.4%, from the same period one year ago. The average rate on loans modified during the current quarter decreased 71 basis points from 5.99% to 5.28%. Loan modification totals are not included in the following table.

The decreases in refinanced loans and modifications are attributable to the higher interest rate environment during fiscal year 2005.

Generally, during the six month period ended March 31, 2005, the Bank's 30 year fixed-rate loans, with no points paid by the borrower, were priced approximately 150 basis points above the average 10 year Treasury rate, while our 15 year fixed-rate loans were priced approximately 90 basis points above the average 10 year Treasury rate. Our pricing on loans is comparable to the secondary mortgage market pricing.

The following table summarizes the activity in the loan portfolio for the periods indicated, excluding changes in loans in process, deferred fees and allowance for loan losses.
	For the Three Months Ended
	March 31, 2005		December 31, 2004		September 30, 2004		June 30, 2004
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Loans receivable:	(Dollars in thousands)
Beginning balance	$4,938,339	5.37%	$4,794,140	5.38%	$4,583,879	5.41%	$4,412,445	5.51%
Originations and refinances	162,163	5.34	207,993	5.32	217,160	5.41	268,833	5.09
Purchases	214,551	4.85	170,175	4.87	227,052	4.40	197,509	4.27
Repayments	(229,265)		(233,825)		(234,385)		(297,543)
Other	143		(144)		434		2,635
Ending balance	$5,085,931	5.36%	$4,938,339	5.37%	$4,794,140	5.38%	$4,583,879	5.41%

	For the Six Months Ended
	March 31, 2005		March 31, 2004
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Loans receivable:
Beginning balance	$4,794,140	5.38%	$4,354,925	5.65%
Originations and refinances	370,156	5.33	407,840	5.14
Purchases	384,726	4.86	112,504	4.69
Repayments	(463,090)		(461,304)
Other	(1)		(1,520)
Ending balance	$5,085,931	5.36%	$4,412,445	5.51%

The following table presents the Company's loan portfolio at the dates indicated.

	March 31, 2005			December 31, 2004			September 30, 2004
	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$4,790,225	5.30%	94.19%	$4,639,367	5.33%	93.94%	$4,492,205	5.36%	93.70%
Multi-family	41,289	6.52	0.81	41,138	6.52	0.83	35,421	6.54	0.74
Commercial	7,387	6.52	0.15	5,425	6.53	0.11	8,698	6.61	0.18
Construction and development	46,129	5.18	0.90	47,690	5.23	0.97	54,782	5.34	1.14
Total real estate loans	4,885,030	5.31	96.05	4,733,620	5.34	95.85	4,591,106	5.37	95.76

Consumer Loans:
Savings loans	8,357	4.72	0.16	8,746	4.55	0.18	9,141	4.49	0.19
Home improvement	517	7.59	0.01	516	7.46	0.01	636	7.83	0.01
Automobile	2,341	7.40	0.05	2,268	7.61	0.05	2,274	7.96	0.05
Home equity	188,811	6.66	3.71	192,154	6.16	3.89	189,861	5.67	3.96
Other	875	10.35	0.02	1,035	10.23	0.02	1,122	10.03	0.03
Total consumer loans	200,901	6.61	3.95	204,719	6.13	4.15	203,034	5.67	4.24
Total loans receivable	5,085,931	5.36%	100.00%	4,938,339	5.37%	100.00%	4,794,140	5.38%	100.00%

Less:
Loans in process	19,669			21,925			23,623
Deferred fees and discounts	15,094			17,078			18,794
Allowance for losses	4,454			4,473			4,495
Total loans receivable, net	$5,046,714			$4,894,863			$4,747,228

Other information:
Loans serviced for others	$507,663			$534,918			$568,005

The balance of non-performing loans continued to be low for the period ended March 31, 2005. Non-performing loans include loans primarily 90 days or more delinquent or in the process of foreclosure. At March 31, 2005, our ratio of non-performing loans to total loans was 0.09%, down from 0.13% at September 30, 2004. The balance of real estate owned is represented by 41 properties with an average balance of approximately $79 thousand at March 31, 2005. Loans 30 to 89 days delinquent, which are not included in non-performing loans, decreased approximately $24 thousand from September 30, 2004 to March 31, 2005.

The risk that the balance of our non-performing loans may increase is primarily driven by the state of the local economies in which we lend. In most of our market areas, the economy has continued to be generally stable. Other risks to our loan portfolio remained largely unchanged from September 30, 2004, as property values have remained stable or increased.

The following table presents the Company's 30-89 day delinquent loans, non-performing loans and real estate owned, at the dates indicated. The ratios of non-performing loans to total loans and non-performing assets to total assets do not include loans that are 30-89 days delinquent. Non-performing assets includes non-performing loans and real estate owned.
	March 31,	December 31,	September 30,	March 31,
	2005	2004	2004	2004
Asset Quality Information:	(Dollars in thousands)
Loans 30-89 days delinquent	$22,577	$22,190	$22,601	$22,602
Non-performing loans	4,514	5,193	6,071	7,653
Real estate owned	3,245	3,382	4,249	4,569
Asset Quality Ratios:
Non-performing assets to total assets	0.09%	0.10%	0.12%	0.14%
Non-performing loans to total loans	0.09%	0.11%	0.13%	0.18%

The allowance for loan losses as a percentage of non-performing loans was 98.67% at March 31, 2005, compared to 74.04% at September 30, 2004. The increase in the ratio of allowance for loan losses to non-performing loans primarily resulted from a decrease in non-performing loans. Non-performing loans decreased $1.6 million, or 25.7% from September 30, 2004. Charge-offs net of recoveries, year-to-date of $41 thousand, represent 0.45% of average non-performing assets and less than 0.01% of the average outstanding balance of loans receivable.

The following table presents the Company's activity for the allowance for loan losses and related ratios at the dates and for the periods indicated.
	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Allowance for loan losses:	(Dollars in thousands)
Beginning balance	$4,473	$4,537	$4,495	$4,550
Losses charged against the allowance:
One- to four-family loans	16	16	32	30
Multi-family loans	--	--	--	--
Commercial and other loans	--	--	--	--
Consumer loans	7	14	28	35
Total charge-offs	23	30	60	65
Recoveries	4	3	19	25
Provision charged to expense	--	--	--	--
Ending balance	$4,454	$4,510	$4,454	$4,510

Allowance for loan losses to non-
performing loans			98.67%	58.93%
Allowance for loan losses to loans
receivable, net			0.09%	0.10%

Mortgage-Related Securities. The balance of mortgage-related securities decreased from $2.65 billion at September 30, 2004 to $2.55 billion at March 31, 2005. The decrease of $102.6 million was due to maturities and repayments in excess of purchases during the period. There were $289.8 million of purchases during the six month period ended March 31, 2005 of which 66% were adjustable-rate securities. The adjustable-rate securities purchased had an average of 4.86 years until their first repricing opportunity.

The increase in the yield at March 31, 2005 from September 30, 2004 was due primarily to a decrease in the amortization of net premiums because of a decrease in prepayment activity as a result of an increase in long-term interest rates between the two time periods.

The decrease in the valuation of available-for-sale ("AFS") securities during the March 31, 2005 quarter was primarily due to decreased valuations of the adjustable-rate securities in the AFS portfolio.

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

	For the Three Months Ended
	March 31, 2005			December 31, 2004			September 30, 2004			June 30, 2004
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
Mortgage-related securities:	(Dollars in thousands)
Beginning balance	$2,632,913	3.70%	3.22	$2,648,708	3.57%	3.35	$2,890,609	3.31%	4.93	$2,990,238	3.65%	4.54
Maturities and repayments	(173,618)			(209,201)			(252,584)			(359,815)
Net amortization of premiums/discounts	(2,698)			(3,412)			(4,247)			(7,059)
Purchases:
Fixed	2,321	4.96	7.28	96,907	4.35	4.47	1,626	5.12	6.40	193,154	4.57	5.58
ARMs	92,445	4.70	10.44	98,118	4.32	9.24	--	--	--	97,891	4.05	10.17
Change in valuation on AFS securities	(5,272)			1,793			13,304			(23,800)
Ending balance	$2,546,091	3.81%	3.39	$2,632,913	3.70%	3.22	$2,648,708	3.57%	3.35	$2,890,609	3.31%	4.93

	For the Six Months Ended
	March 31, 2005			March 31, 2004
	Amount	Yield	WAL	Amount	Yield	WAL
Mortgage-related securities:	(Dollars in thousands)
Beginning balance	$2,648,708	3.57%	3.35	$2,944,174	2.99%	3.14
Maturities and repayments	(382,819)			(547,772)
Net amortization of premiums/discounts	(6,110)			(10,416)
Purchases:
Fixed	99,228	4.36	4.54	175,903	4.22	5.25
ARMs	190,563	4.50	9.82	418,215	3.31	10.07
Change in valuation on AFS securities	(3,479)			10,134
Ending balance	$2,546,091	3.81%	3.39	$2,990,238	3.65%	4.54

Investment securities. Investment securities, which consist of agency bonds, decreased from $638.1 million at September 30, 2004 to $505.6 million at March 31, 2005. The decrease in the balance and the yield from September 30, 2004 was due to the calls and maturities of securities with a weighted average yield of 6.25%. The increase in the WAL at March 31, 2005 from September 30, 2004 was due to increases in long-term interest rates making the callable securities in the portfolio less likely to be called.

The yields and WAL for purchases are presented as recorded at the time of purchase. The yields for the beginning and ending balances are as of the periods presented. The beginning and ending WAL is the estimated remaining maturity of the underlying collateral after projected call dates have been considered, based upon market rates at each date presented.

The following table provides a summary of the activity of investment securities for the periods presented.

	For the Three Months Ended
	March 31, 2005			December 31, 2004			September 30, 2004			June 30, 2004
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
Investment securities:	(Dollars in thousands)
Beginning balance	$587,814	4.79%	1.69	$638,079	4.89%	1.73	$663,355	4.89%	5.07	$738,690	4.90%	1.72
Maturities and calls	(82,000)			(50,000)			(25,000)			(75,000)
Net amortization of premiums/discounts	(197)			(265)			(276)			(335)
Purchases and transfers	--			--			--			--
Ending balance	$505,617	4.65%	3.01	$587,814	4.79%	1.69	$638,079	4.89%	1.73	$663,355	4.89%	5.07

	For the Six Months Ended
	March 31, 2005			March 31, 2004
	Amount	Yield	WAL	Amount	Yield	WAL
Investment securities:	(Dollars in thousands)
Beginning balance	$638,079	4.89%	1.73	$1,022,412	3.52%	1.53
Maturities and calls	(132,000)			(430,205)
Net amortization of premiums/discounts	(462)			(3,517)
Purchases and transfers	--			150,000	5.92	15.00
Ending balance	$505,617	4.65%	3.01	$738,690	4.90%	1.72

Liabilities.   Liabilities decreased $67.5 million from $7.71 billion at September 30, 2004 to $7.64 billion at March 31, 2005. The decrease was primarily due to a decrease of $76.1 million in deposits. The Bank is accounting for the interest rate swaps using the shortcut method, whereby any gain or loss in the fair value on the interest rate swaps is offset by a gain or loss on the hedged FHLB advances. There was also a decrease of $24.6 million in FHLB advances due to the fair value adjustment recorded on advances hedged with interest rate swaps. The decrease in liabilities was offset by an increase of $35.7 million in accounts payable and accrued expenses primarily due to the interest rate swap fair value adjustment and the purchase of mortgage-related securities that will settle in a subsequent period.

From September 30, 2004 to March 31, 2005, deposits decreased $76.1 million to $4.05 billion, due to a decrease in certificates of $120.2 million. There are several local competitors offering certificates with original maturities less than 18 months at rates more than 50 basis points higher than our comparable term certificates. We have not responded with comparable offerings as we do not believe the cost of such funds are balanced with the Bank's opportunities for investments. The decrease in certificates was partially offset by increases in demand deposit, passbook & passcard and money market select accounts.

The table below presents the Company's deposit portfolio at the dates indicated.
	At			At			At
	March 31, 2005			December 31, 2004			September 30, 2004
		Average	% of		Average	% of		Average	% of
	Amount	Cost	Total	Amount	Cost	Total	Amount	Cost	Total
	(Dollars in thousands)
Demand	$ 413,530	0.21%	10.21%	$ 413,837	0.21%	9.97%	$ 380,463	0.21%	9.22%
Passbook & passcard	129,132	0.65	3.19	124,334	0.65	3.00	125,992	0.65	3.05
Money market select	937,695	1.86	23.14	927,472	1.78	22.34	929,862	1.33	22.53
Certificates	2,570,972	3.06	63.46	2,684,930	2.86	64.69	2,691,155	2.79	65.20
Total deposits	$ 4,051,329	2.41%	100.00%	$ 4,150,573	2.29%	100.00%	$4,127,472	2.16%	100.00%

The following table presents deposit activity for the periods indicated.

	For the Three Months Ended				For the Six Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,	March 31,
	2005	2004	2004	2004	2005	2004
	(Dollars in thousands)				(Dollars in thousands)
Opening balance	$ 4,150,573	$ 4,127,472	$ 4,174,113	$ 4,144,842	$ 4,127,472	$ 4,237,889
Deposits	1,692,679	1,697,254	1,619,660	1,701,202	3,389,933	3,186,883
Withdrawals	1,813,327	1,694,423	1,686,291	1,691,814	3,507,750	3,322,349
Interest credits	21,404	20,270	19,990	19,883	41,674	42,419
Ending balance	$ 4,051,329	$ 4,150,573	$ 4,127,472	$ 4,174,113	$ 4,051,329	$ 4,144,842

Net (decrease) increase	$ (99,244)	$ 23,101	$ (46,641)	$ 29,271	$ (76,143)	$ (93,047)

Stockholders' Equity. Total stockholders' equity increased $25.2 million from $832.4 million at September 30, 2004 to $857.7 million at March 31, 2005. The increase was primarily due to $36.1 million in net income and partially due to ESOP related transactions and the exercise of stock options. The increase in stockholders' equity was partially offset by dividends paid of $20.3 million and by the acquisition of treasury stock and adjustments related to the unrealized gain/(loss) on AFS securities.

As shares are released from the ESOP for allocation, compensation expense is recognized and the balance of Unearned Compensation ESOP is reduced. Dividends paid on unallocated shares in the ESOP are used to fund the debt service associated with acquiring the shares. Dividends received on unallocated shares in the ESOP in excess of the debt service are distributed to participants or participants' ESOP accounts after the end of each fiscal year. As the excess dividends are accumulated during the fiscal year, the balance of the Unearned Compensation ESOP is increased reflecting the liability due to participants. The distribution of the excess dividends are recorded as a reduction in Unearned Compensation ESOP. During fiscal year 2004, there were $2.6 million of dividends paid on unallocated ESOP shares in excess of the scheduled ESOP debt service. The $2.6 million was distributed during the first quarter of fiscal year 2005 which reduced Unearned Compensation ESOP. There were $555 thousand of fiscal year 2005 dividends estimated to be in excess of the scheduled debt service for fiscal year 2005 recorded in Unearned Compensation ESOP which offset the $2.6 million distributed. These two items resulted in a net reduction of $2.1 million in Unearned Compensation ESOP.

Each quarter since the Company's initial public offering, approximately 50,410 shares of Company stock have been allocated to the ESOP participants, decreasing the balance of ESOP unearned compensation by $504 thousand per quarter or $1.0 million to-date in fiscal year 2005. During the first six months of fiscal year 2005, mark-to-market adjustments of $2.5 million were recorded in additional paid-in capital on the allocated shares in accordance with SOP 93-6.

The balance of accumulated other comprehensive loss increased $2.2 million during the six month period due to the unrealized gain/(loss) adjustment on AFS securities. See further explanation of the adjustment in the "Mortgage-Related Securities" discussion.

The balance of treasury stock decreased $4.7 million and the balance of additional paid-in capital increased $4.2 million during the six months ended March 31, 2005 due to the exercise of stock options. The Company acquired $3.0 million of treasury stock during the period, primarily due to the exchange of shares for the exercise of options.

Dividends from the Company are the only source of funds for MHC. It is expected that MHC will waive future dividends except to the extent dividends are needed to fund continuing operations. The following table shows the number of shares eligible to receive dividends ("public shares") because of the waiver of dividends by MHC at March 31, 2005:
Total voting shares outstanding at September 30, 2004	73,990,801
Treasury stock acquisitions	(81,337)
Net RRP grants (net of forfeitures)	11,200
Options exercised, net	494,818
Total voting shares outstanding at March 31, 2005	74,415,482
Unvested shares in ESOP	(1,814,746)
Shares held by MHC	(52,192,817)
Total public shares at March 31, 2005	20,407,919

The following table presents dividends paid each quarter for calendar years 2005, 2004 and 2003. The actual amount of the dividend to be paid during the quarter ending June 30, 2005, as declared on April 26, 2005, will be based upon the number of shares outstanding on the record date, May 6, 2005. The amount shown below is based upon shares outstanding on April 29, 2005. This does not represent the actual dividend payout, but rather management's estimate of the number of dividend shares and total dividend payout at this time.
	Calendar Year
	2005	2004	2003
Quarter ended March 31
Number of dividend shares	20,634,728	19,220,972	18,709,623
Dividend per share	$0.50	$0.50	$0.22
Total dividends paid	$10,317	$9,610	$4,116
Quarter ended June 30
Number of dividend shares	20,388,119	19,633,381	18,773,223
Dividend per share	$0.50	$0.50	$0.23
Total dividends paid	$10,194	$9,817	$4,318
Quarter ended September 30
Number of dividend shares	N/A	19,762,800	18,889,120
Dividend per share	N/A	$0.50	$0.24
Total dividends paid	N/A	$9,881	$4,533
Quarter ended December 31
Number of dividend shares	N/A	20,051,788	19,165,403
Dividend per share	N/A	$0.50	$0.50
Total dividends paid	N/A	$10,026	$9,582
Special year end dividend
Number of dividend shares	N/A	N/A	19,171,397
Dividend per share	N/A	N/A	$0.81
Total dividends paid	N/A	N/A	$15,529

Calendar year-to-date dividends per share	$1.00	$2.00	$2.00

Comparison of Operating Results for the Three Months Ended March 31, 2005 and 2004

For the three months ended March 31, 2005, the Company recognized net income of $17.5 million, compared to net income of $9.6 million for the same quarter one year ago, an increase of $7.9 million. The increase in net income was primarily due to an increase in net interest and dividend income of $12.0 million between the two quarters.

The increase in net interest and dividend income was primarily due to a decrease in interest expense on FHLB advances. The average rate on the FHLB advances decreased 140 basis points compared to the prior year quarter due to refinancing certain FHLB advances in July 2004. The refinancing of FHLB advances reduced the interest expense on the FHLB advances by $12.4 million compared to the prior year quarter. The reduction in interest expense was partially offset by a $3.0 million increase in interest expense on the variable-rate portion of the interest rate swaps due to the increase in the one month LIBOR rate between the two periods. The swapped FHLB advances had an average pay rate of 5.04% during the quarter, versus 3.59% for the prior year quarter. Because the pay rate on the swapped FHLB advances is adjustable (248 basis points over one month LIBOR), our interest expense on these advances will continue to increase if the one month LIBOR rate continues to increase. See "Item 3. Quantitative and Qualitative Disclosure about Market Risk."

The increase in net interest and dividend income compared to the same quarter one year ago was also due to an increase of $3.9 million in interest income on interest-earning assets. The average yield of interest-earning assets increased 14 basis points and the average balance of interest-earning assets increased $95.2 million.

The increase in interest income between the two periods was primarily due to a $6.5 million increase in interest income on loans. The average balance of loans increased $613.0 million, while the average yield decreased 16 basis points. The increase in the average balance of loans was primarily due to the purchase of mortgage loans. The decrease in the average yield was due to the reduction in the average rate on mortgages held in the portfolio as a result of loan modifications, refinances, purchases and originations of mortgage loans at rates which are generally below the existing average loan portfolio rate.

There was only a slight increase in interest income on mortgage-related securities compared to the same quarter one year ago. The average yield on mortgage-related securities increased 16 basis points, but the average balance decreased $106.3 million. During fiscal year 2004, almost half of the mortgage-related security portfolio matured or prepaid. While the entire amount of the maturing or prepaid balance was not replaced, the securities that were purchased were generally at rates which were higher than the existing average yield on the mortgage-related security portfolio. Since not all of the maturing or prepaid balance was replaced, the average balance of mortgage-related securities decreased.

The increases in interest income on loans and mortgage-related securities were offset by a $3.1 million decrease in interest income on investment securities compared to the same quarter one year ago. The average yield on investment securities increased 19 basis points, but the average balance decreased $299.7 million. The increase in the average yield and decrease in the average balance is due to the maturity of lower yielding securities which were not replaced.

The decrease in interest expense on FHLB advances was offset by an increase in interest expense on deposits and an increase in interest expense on other borrowings compared to the same quarter one year ago. The average rate on deposits increased 11 basis points while the average balance decreased $40.8 million due primarily to a decrease in the certificate of deposit portfolio. The change in the average rate and balance resulted in a $674 thousand increase in interest expense on deposits. The increase in interest expense on other borrowings was primarily attributable to the issuance by the Company of $53.6 million in Junior Subordinated Deferrable Interest Debentures ("debentures") in March 2004 in connection with a trust preferred securities offering. A full quarter of interest expense related to the debentures was recorded in the current quarter compared to the same period one year ago in which interest was recorded for only a partial quarter.

Other income decreased primarily due to a decrease in Other, net. The decrease in Other, net was primarily due to an adjustment in the carrying value of annuities purchased by the Bank in the 1980's, generally on officers who have retired or are deceased and to a decrease in the gains realized on the sale of real estate owned by the Bank.

Other expenses decreased $448 thousand to $18.0 million for the quarter ended March 31, 2005. The decrease was primarily in salaries and employee benefits due to a decrease in ESOP and RRP expense and in Other, net, due to a recovery of $574 thousand of the MSR impairment allowance in the current quarter compared to MSR impairment charges totaling $293 thousand recorded in the same quarter one year ago.

Income tax expense increased from $6.5 million for the quarter ended March 31, 2004 to $10.9 million for the quarter ended March 31, 2005. The effective tax rate for the current quarter was 38.3%, a decrease of 205 basis points from the same period one year ago. The decrease in the effective tax rate was primarily a result of the increased level of earnings of the Company which reduced the impact of certain nondeductible expenses and a change in the Company's estimate of the impact of tax benefits associated with the ESOP. The increase in the amount of income tax expense was a direct result of an increase in earnings compared to the same period one year ago.

The Company's efficiency ratio for the quarter ended March 31, 2005 was 38.94% compared to 53.66% for the quarter ended March 31, 2004. The improvement in the efficiency ratio was largely due to the increase in net interest income, primarily a result of refinancing certain FHLB advances. The efficiency ratio measures a financial institution's total other expenses as a percent of its net interest margin and its other income. A lower value indicates that a financial institution is generating revenue with a lower level of expense. Another measure of a financial institution's ability to operate effectively is the operating expense ratio. The operating expense ratio is the ratio of total other expenses to total average assets. The Company's operating expense ratio for the quarter ended March 31, 2005 was 0.84%, compared to 0.88% one year ago.

The following table presents the three month average balances of our assets, liabilities and stockholders' equity and the related yields and costs on our interest-earning assets and interest-bearing liabilities for the periods indicated. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Three Months Ended
	March 31, 2005		December 31, 2004		September 30, 2004		March 31, 2004
	Average		Average		Average		Average
	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ 4,955,593	5.42%	$ 4,816,683	5.46%	$ 4,660,619	5.50%	$ 4,342,622	5.58%
Mortgage-related securities	2,622,631	3.71	2,704,181	3.59	2,788,155	3.44	2,728,942	3.55
Investment securities	553,954	4.74	632,010	4.90	642,069	4.91	853,671	4.55
Cash and cash equivalents	52,738	2.34	47,927	1.73	99,751	1.28	169,648	0.86
Capital stock of FHLB	175,984	4.49	174,146	4.18	172,511	3.75	170,784	3.50
Total interest-earning assets	8,360,900	4.80	8,374,947	4.76	8,363,105	4.68	8,265,667	4.66
Other noninterest-bearing assets	175,421		191,941		167,222		150,621
Total assets	$ 8,536,321		$ 8,566,888		$ 8,530,327		$ 8,416,288

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits	$ 4,106,217	2.33	$ 4,126,050	2.22	$4,151,506	2.17	$ 4,146,973	2.22
FHLB advances	3,441,798	4.09	3,450,167	3.95	3,383,679	4.19	3,201,891	5.49
Borrowings, other	53,372	5.50	53,360	4.92	53,343	4.45	4,685	3.88
Total interest-bearing liabilities	7,601,387	3.15	7,629,577	3.02	7,588,528	3.08	7,353,549	3.65
Other noninterest-bearing liabilities	83,399		97,422		79,326		98,354
Stockholders' equity	851,535		839,889		862,473		964,385
Total liabilities and
stockholders' equity	$ 8,536,321		$ 8,566,888		$ 8,530,327		$ 8,416,288

Net interest rate spread		1.65%		1.74%		1.60%		1.01%
Net interest-earning assets	$ 759,513		$ 745,370		$ 774,577		$ 912,118
Net interest margin		1.95%		1.99%		1.85%		1.40%
Ratio of interest-earning assets
to interest-bearing liabilities		1.10		1.10		1.10		1.12

Selected Performance Ratios:
Return on average assets (annualized)		0.82%		0.87%		(0.94)%		0.46%
Return on average equity (annualized)		8.21		8.85		(9.31)		3.99
Average equity to average assets		9.98		9.80		10.11		11.46

The following table presents selected income statement information for the quarters indicated.
	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2005	2004	2004	2004	2004
Selected income statement data:	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Loans receivable	$ 67,028	$ 65,723	$ 64,075	$ 60,916	$ 60,546
Mortgage-related securities	24,353	24,271	24,010	23,427	24,227
Investment securities	6,563	7,745	7,879	8,403	9,708
All other interest and
dividend income	2,252	2,045	1,949	1,687	1,849
Total interest and
dividend income	100,196	99,784	97,913	94,433	96,330

Interest expense:
Deposits	23,644	23,072	22,670	22,295	22,970
FHLB advances	34,961	34,456	36,029	44,416	44,427
Other borrowings	734	670	606	538	45
Total interest expense	59,339	58,198	59,305	67,249	67,442

Provision for loan losses	--	--	44	20	--

Net interest and
dividend income	40,857	41,586	38,564	27,164	28,888

Other income	5,502	5,831	6,103	5,934	5,690
Prepayment penalty on FHLB advances	--	--	236,109	--	--
Other expenses	18,010	17,603	17,640	17,210	18,458
Income tax expense (benefit)	10,867	11,241	(79,094)	6,403	6,510
Net income (loss)	$ 17,482	$ 18,573	($129,988)	$ 9,485	$ 9,610

Basic earnings (loss) per share	$ 0.24	$ 0.26	($ 1.81)	$ 0.13	$ 0.14
Diluted earnings (loss) per share	$ 0.24	$ 0.25	($ 1.81)	$ 0.13	$ 0.13
Dividends declared per share	$ 0.50	$ 0.50	$ 0.50	$ 0.50	$ 0.50

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended March 31, 2005 to the quarter ended March 31, 2004. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate, (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year, and (3) changes due to both rate and volume, which are changes in the average balance multiplied by the change in the average rate.
	Quarter Ended March 31,
	2005 vs. 2004
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$ 8,532	$ (1,731)	$ (319)	$ 6,482
Mortgage-related securities	(944)	1,113	(43)	126
Investment securities	(3,408)	406	(143)	(3,145)
Capital stock of FHLB	27	422	13	462
Cash equivalents	(254)	627	(432)	(59)
Total interest-earning assets	$ 3,953	$ 837	$ (924)	$ 3,866

Interest-bearing liabilities:
Savings deposits	$ 6	$ (3)	$ --	$ 3
Demand and NOW deposits	40	1,186	15	1,241
Certificate accounts	(703)	136	(3)	(570)
FHLB advances and other borrowings	4,330	(12,188)	(919)	(8,777)
Total interest-bearing liabilities	$ 3,673	$ (10,869)	$ (907)	$ (8,103)

Net interest income				$ 11,969

The following table presents rate information at the dates indicated.
	March 31,	December 31,	September 30,	March 31,
	2005	2004	2004	2004
Average Yield / Cost at End of Period:
(annualized)
Loans receivable	5.44%	5.48%	5.44%	5.57%
Mortgage-related securities	3.81	3.70	3.57	3.65
Investment securities	4.65	4.79	4.89	4.90
Deposits	2.41	2.29	2.16	2.17
FHLB advances	4.13	4.01	3.86	5.46
Borrowings, other	5.43	4.84	4.37	3.88

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended March 31, 2005 to the quarter ended December 31, 2004. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate, (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year, and (3) changes due to both rate and volume, which are changes in the average balance multiplied by the change in the average rate.
	Quarter Ended
	March 31, 2005 vs. December 31, 2004
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$ 1,816	$ (488)	$ (23)	$ 1,305
Mortgage-related securities	(732)	839	(25)	82
Investment securities	(956)	(258)	32	(1,182)
Capital stock of FHLB	(23)	133	1	111
Cash equivalents	15	74	7	96
Total interest-earning assets	$ 120	$ 300	$ (8)	412

Interest-bearing liabilities:
Savings deposits	$ 1	$ 3	$ --	$ 4
Demand and NOW deposits	43	505	6	554
Certificate accounts	(782)	807	(11)	14
FHLB advances and other borrowings	(10)	578	1	569
Total interest-bearing liabilities	$ (748)	$ 1,893	$ (4)	1,141

Net interest income				$ (729)

Comparison of Operating Results for the Six Months Ended March 31, 2005 and 2004

For the six months ended March 31, 2005, the Company recognized net income of $36.1 million compared to net income of $14.2 million for the same period one year ago, an increase of $21.9 million. The increase in net income was primarily due to an increase in net interest and dividend income of $32.0 million between the two periods.

The increase in net interest and dividend income was primarily due to a decrease in interest expense on FHLB advances. The average rate on FHLB advances decreased 172 basis points compared to the prior year six month period due to refinancing certain FHLB advances in July 2004. The refinancing of FHLB advances reduced the interest expense on the FHLB advances by $24.1 million compared to the prior year period. The reduction in interest expense was partially offset by a $450 thousand increase in interest expense on the variable-rate portion of the interest rate swaps due to the increase in the one month LIBOR rate between the two periods. The swapped FHLB advances had an average pay rate of 4.77% during the first six months of fiscal year 2005 compared to 3.59% for the same period one year ago. Because the pay rate on the swapped FHLB advances is adjustable (248 basis points over one month LIBOR), our interest expense on these advances will continue to increase if the one month LIBOR continues to increase. See "Item 3. Quantitative and Qualitative Disclosure about Market Risk."

The increase in net interest and dividend income compared to the same period one year ago was also due to a $7.5 million increase in interest income on interest-earning assets. The average yield of interest-earning assets increased 15 basis points and the average balance of interest-earning assets increased $55.2 million.

The increase in interest income was primarily due to a $10.4 million increase in interest income on loans. The average balance of loans increased $550.6 million, while the average yield decreased 21 basis points. The increase in the average balance of loans was primarily due to the purchase of mortgage loans. The decrease in the average yield was due to the reduction in the average rate on mortgages held in the portfolio as a result of loan modifications, refinances, purchases and originations of mortgage loans at rates which are generally below the average loan portfolio rate.

The increase in interest income was also partially due to a $1.6 million increase in interest income on mortgage-related securities. The average yield on mortgage-related securities increased 23 basis points, while the average balance decreased $86.2 million. As previously discussed, the change in the average yield and balance was due to mortgage-related securities that matured or prepaid during fiscal year 2004.

The increases in interest income on loans and mortgage-related securities were offset by a $5.4 million decrease in interest income on investment securities compared to the same period one year ago. The average yield on investment securities increased 76 basis points, while the average balance decreased $377.0 million. As previously discussed, the increase in the yield and decrease in the average balance was due to the maturity of lower yielding securities which were not replaced.

The $1.3 million decrease in interest expense on deposits slightly increased net interest income compared to the same period one year ago. The decrease in interest expense on deposits was primarily due to a decrease in the average balance of $49.3 million due to a decrease in the certificate of deposit portfolio.

The $1.1 million increase in interest expense on other borrowings slightly decreased net interest income compared to the same period one year ago. The increase in interest expense on other borrowings was due to a full six months of interest expense on the debentures being recorded for the six months ended March 31, 2005.

Other expenses decreased $2.5 million to $35.6 million for the six month period ended March 31, 2005. The decrease was primarily in salaries and employee benefits due to a decrease in ESOP and RRP expenses and in Other, net, due to a recovery of $574 thousand of the MSR impairment allowance in the current period while MSR impairment charges totaling $1.1 million were recorded in the same period one year ago. The assumptions used to calculate the fair value of MSR are reviewed and updated quarterly. During the current quarter, the prepayment speed assumptions were decreased and the discount rate was updated to reflect current market interest rates. The changes in these assumptions resulted in a recovery of the MSR impairment allowance during the quarter.

Income tax expense increased from $9.6 million for the six month period ended March 31, 2004 to $22.1 million for the six month period ended March 31, 2005. The effective tax rate for the current six month period was 38.0%, a decrease of 238 basis points from the same period one year ago. The decrease in the effective tax rate was primarily a result of the increased level of earnings of the Company which reduced the impact of certain nondeductible expenses and a change in the Company's estimate of the impact of tax benefits associated with the ESOP. The increase in the amount of income tax expense was a direct result of an increase in earnings compared to the same period one year ago.

The Company's efficiency ratio for the six months ended March 31, 2005 was 38.09% compared to 61.70% for the same period one year ago. The improvement in the efficiency ratio was largely due to the increase in net interest income, primarily a result of refinancing the FHLB advances. The Company's operating expense ratio for the six months ended March 31, 2005 was 0.83%, compared to 0.90% one year ago.

The following table presents the six month average balances of our assets, liabilities and stockholders' equity and the related yields and costs on our interest-earning assets and interest-bearing liabilities for the periods indicated. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Six Months Ended
	March 31, 2005		March 31, 2004
	Average		Average
	Outstanding	Yield/	Outstanding	Yield/
	Balance	Rate	Balance	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ 4,885,452	5.44%	$ 4,334,850	5.65%
Mortgage-related securities	2,663,854	3.65	2,750,052	3.42
Investment securities	593,411	4.82	970,441	4.06
Cash and cash equivalents	50,864	2.02	88,060	0.86
Capital stock of FHLB	175,055	4.34	170,033	3.50
Total interest-earning assets	8,368,636	4.78	8,313,436	4.63
Other noninterest-bearing assets	183,262		143,871
Total assets	$ 8,551,898		$ 8,457,307

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits	$ 4,117,983	2.28	$ 4,167,250	2.29
FHLB advances	3,446,028	4.02	3,215,665	5.74
Borrowings, other	53,366	5.21	2,330	3.88
Total interest-bearing liabilities	7,617,377	3.09	7,385,245	3.80
Other noninterest-bearing liabilities	88,972		103,332
Stockholders' equity	845,549		968,730
Total liabilities and stockholders' equity	$ 8,551,898		$ 8,457,307

Net interest rate spread		1.69%		0.83%
Net interest-earning assets	$ 751,259		$ 928,191
Net interest margin		1.97%		1.21%
Ratio of interest-earning assets
to interest-bearing liabilities		1.10		1.13

Selected Performance Ratios:
Return on average assets (annualized)		0.84%		0.34%
Return on average equity (annualized)		8.53		2.94
Average equity to average assets		9.89		11.45

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the six months ended March 31, 2005 to the six months ended March 31, 2004. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate, (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year, and (3) changes due to both rate and volume, which are changes in the average balance multiplied by the change in the average rate.
	For the Six Months Ended
	2005 vs. 2004
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$ 15,548	$ (4,501)	$ (670)	$ 10,377
Mortgage-related securities	(1,472)	3,163	(99)	1,592
Investment securities	(7,662)	3,678	(1,429)	(5,413)
Capital stock of FHLB	78	706	21	805
Cash equivalents	(163)	512	(216)	133
Total interest-earning assets	$ 6,329	$ 3,558	$ (2,393)	$ 7,494

Interest-bearing liabilities:
Savings deposits	$ 16	$ (6)	$ (1)	$ 9
Demand and NOW deposits	54	1,846	16	1,916
Certificate accounts	(1,304)	(1,917)	46	(3,175)
FHLB advances and other borrowings	3,841	(27,271)	129	(23,301)
Total interest-bearing liabilities	$ 2,607	$ (27,348)	$ 190	$ (24,551)

Net interest income				$ 32,045

Liquidity and Capital Resources

Liquidity management is both a daily and long-term function of our business management. The Bank's most available liquid assets, represented by cash and cash equivalents, mortgage-related securities available-for-sale and short-term investment securities, are a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, FHLB advances, repayments on and maturities of outstanding loans and mortgage-related securities, other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and short-term investments are relatively predictable sources of funds, deposit flows and prepayments on loans and mortgage-related securities are greatly influenced by general interest rates, economic conditions and competition and are less predictable sources of funds. To the extent possible, the Bank manages the cash flows of its portfolios by the rates it offers customers. Sources of funds are used primarily to meet our ongoing commitments, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. At March 31, 2005, approximately $1.39 billion of our $4.05 billion in deposits were certificates of deposit scheduled to mature within one year. Although, based on past experience and our pricing strategy, we expect that a majority of these maturing deposits will renew, no assurance can be given in this regard.

FHLB advances have been used to provide funds for lending and investment activities. FHLB lending guidelines set borrowing limits as part of their underwriting standards. At March 31, 2005, the Bank's ratio of the face amount of advances, to total assets, as reported to the OTS, was 40.5%. Our advances are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to FHLB Topeka. Advances in excess of 40 percent of total assets, but not exceeding 55 percent of total assets, may be approved by the president of FHLB Topeka based upon a review of documentation supporting the use of the advances. In July 2004, the president of FHLB Topeka approved an increase in our borrowings to 45 percent of total assets for one year. The Bank intends to apply for another waiver, if necessary, when the current waiver expires. While we expect that this waiver would be granted, if requested, no assurance can be given in this regard. Currently, the blanket pledge is sufficient collateral for the FHLB advances. It is possible that increases in our borrowings or decreases in our loan portfolio could require the Bank to pledge available-for-sale securities as collateral on the FHLB advances. The Bank's policy allows total borrowing from FHLB of up to 55 percent of total assets. The Bank could utilize other sources, such as secondary market repurchase agreements, for liquidity purposes, which the Bank has used in the past, but not in recent years.

The Company issued $53.6 million in debentures in March 2004 in connection with a trust preferred securities offering. The Company received, net, $52.0 million from the issuance of the debentures and an investment of $1.6 million in Capitol Federal Financial Trust I (the "Trust"). The Company did not down-stream the proceeds to be used by the Bank for Tier 1 capital because the Bank exceeded all regulatory requirements to be a well-capitalized institution. Instead, the Company deposited the proceeds into certificate accounts at the Bank to be used to further the Company's general corporate and capital management strategies which could include the payment of future dividends. At March 31, 2005, Capitol Federal Financial, at the holding company level, had $128.5 million in cash and certificates of deposit.

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

The Company's contractual obligations related to operating leases, FHLB advances and debentures have not changed significantly from September 30, 2004. The following table summarizes our other contractual obligations as of March 31, 2005.

	Maturity Range

		Less than	1 - 3	4 - 5	After
	Total	1 year	years	years	5 years
	(Dollars in thousands)
Commitments to originate and
purchase loans	$ 177,231	$ 177,231	$ --	$ --	$ --

Commitments to originate non-
mortgage loans	232	232	--	--	--

Commitments to fund unused
home equity lines of credit	273,456	273,456	--	--	--

Unadvanced portion of
construction loans	19,669	19,669	--	--	--

The maturity schedule for our certificates of deposit portfolio at March 31, 2005 is located under "Item 3. Quantitative and Qualitative Disclosure About Market Risk". We anticipate that we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

The Bank has interest rate swap agreements with a notional amount of $800.0 million. The counterparties with whom we have entered into the interest rate swap agreements are rated as AA- or higher per our internal policies. The counterparties' ratings are reviewed annually by management. Counterparties to the interest rate swaps require collateral for their exposure to the Bank not being able to meet its future obligations under the terms of the interest rate swap agreements. The exposure is estimated daily by calculating a value for the swap on a net settlement basis. When the valuation indicates that the Bank has a future obligation to a counterparty, we may be required to post collateral sufficient to satisfy the counterparty's exposure. When required, the collateral pledged to the counterparty would be restricted and not available-for-sale. The counterparties have different collateralization level requirements. The Bank was required to post $24.9 million of available-for-sale mortgage-related securities as collateral as of March 31, 2005. If the future obligation indicates that the Bank has a net receivable from the counterparties, the Bank could have a certain level of exposure to the extent the counterparties are not able to satisfy their obligations to the Bank.

One of the counterparties requires that the Bank maintain a minimum credit rating, based upon an independent rating source, as outlined in their interest rate swap agreement. If the Bank's credit rating drops below the minimum credit rating required, the counterparty has the right to terminate the interest rate swap agreement or require additional collateral to support the Bank's required payments under the agreement.  Subsequent to March 31, 2005, the Bank received notice from the counterparty that, based on the Bank's financial information through December 31, 2004, the Bank's credit rating had dropped below the minimum credit rating required.  The counterparty did not exercise their option to terminate the interest rate swap agreement; rather they required additional collateral of $2.5 million, which the Bank has provided.  While the counterparty retains the right to terminate the interest rate swap agreement as long as the Bank's credit rating remains below the minimum level required, the Bank's management has no indication at this time that the counterparty will exercise this right. If, however, the counterparty were to exercise its termination right, the Bank would be required to pay the counterparty the net fair market value of the swaps which would be recognized as a yield adjustment over the remaining terms of the swaps. At March 31, 2005, the net fair market value of the swaps was $9.9 million. Because the fair market value of the swaps can fluctuate substantially on a daily basis, the actual amount the Bank would be required to pay if the counterparty exercised its termination option could be materially higher or lower than the net fair market value at March 31, 2005.

Management believes that the primary cause of the decrease in the Bank's rating was the net loss recorded for fiscal 2004. While no assurance can be given, management expects that, due to improved earnings in fiscal year 2005, the Bank's rating will improve to a level at or above the required minimum rating by the end of fiscal year 2005.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the suits are expected to have a material adverse effect on the Company's consolidated financial statements for the current interim period or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well-capitalized" status for the Bank in accordance with regulatory standards. Total equity for the Bank was $763.5 million at March 31, 2005, or 9.0% of its total assets on that date. As of March 31, 2005, the Bank exceeded all capital requirements of the OTS. The following table presents the Bank's regulatory capital ratios at March 31, 2005 based upon regulatory guidelines.

		Regulatory
		Requirement
	Bank	For "Well
	Ratios	Capitalized" Status
Core capital	9.0%	5.0%
Tier I risk-based capital	21.8	6.0
Total risk-based capital	21.8	10.0

The long-term ability of the Company to pay dividends to its shareholders is based primarily upon the ability of the Bank to make capital distributions to the Company. Under OTS safe harbor regulations, the Bank may distribute to the Company capital not exceeding net income for the current calendar year and the prior two calendar years. Due to refinancing the FHLB advances in July 2004, the Bank is required to obtain a waiver to the safe harbor regulation from the OTS for capital distributions to the Company through at least December 31, 2006. The Bank cannot distribute capital to the Company unless it continues to receive waivers to the safe harbor regulation from the OTS during the current waiver period. Currently, the Bank has authorization from the OTS to distribute capital from the Bank to the Company through the quarter ending June 30, 2005. Since the Bank maintains excess capital, operates in a safe and sound manner and complies with the interest rate risk management guidelines of the OTS, it is management's belief that the Bank will be able to continue to receive waivers to distribute, from the Bank to the Company, capital equal to the earnings of the Bank.

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

ALCO regularly reviews the interest rate risk position of the Bank by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and measuring the market value of portfolio equity at various dates. The market value of portfolio equity is defined as the net of the present value of the cash flows of an institution's existing assets, liabilities and off-balance sheet instruments. The present values are determined in alternative interest rate environments providing potential changes in market value of portfolio equity under the alternative interest rate environment.

For each quarter end in the following table, the estimated percentage change in our net interest income based on the indicated instantaneous, parallel and permanent change in interest rates are presented. The percentage change in each interest rate environment represents the difference between estimated net interest income in the 0 basis point interest rate environment ("base case", assumes market and product interest rates do not change from the as-of date) and estimated net interest income in each alternative interest rate environment (assumes market and product interest rates change by the indicated change in rates). Estimations of net interest income used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented. The estimation of net interest income does not include any change in the amount of unamortized premium on mortgage-related securities, any projected gain-on-sale related to the sale of loans, the effect of the use of new interest rate swaps derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environment. It is important to consider that the estimated changes in net interest income are for a cumulative four-quarter period. These do not reflect the earnings expectations of management.
Percentage Change in Net Interest Income (next four quarters)

Change	At
(in Basis Points)	March 31,	December 31,	September 30,	June 30,	March 31,
in Interest Rates(1)	2005	2004	2004	2004	2004
-300 bp	n/m(2)	n/m(2)	n/m(2)	n/m(2)	n/m(2)
-200 bp	n/m(2)	n/m(2)	n/m(2)	n/m(2)	n/m(2)
-100 bp	4.10	-0.43	-2.09	1.43	-1.79
0 bp	--	--	--	--	--
100 bp	-8.45	-7.06	-5.54	-9.10	-6.41
200 bp	-18.11	-15.79	-13.68	-19.50	-16.51
300 bp	-28.37	-25.50	-22.44	-34.12	-31.66

(1) Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

(2) Not meaningful, some market rates would compute to a rate less than zero percent.

During July 2004, the Bank refinanced its unhedged FHLB advances which significantly lowered the rate of interest paid to the FHLB on those borrowings as well as increasing the balance of its outstanding advances. Because of the refinancing of the Bank's advances, it is more appropriate to compare the changes in sensitivity in the Bank's net interest income between the period ended March 31, 2005 and September 30, 2004. There is not a significant difference in the sensitivity of the Bank's net interest income to an increase in interest rates. The primary drivers for the decrease in the estimated net interest margin in the increasing rate environments are anticipated increases in costs of deposits and interest rate swaps in excess of the increases in yield in the loan and investment and mortgage-related securities portfolios. The increase in the cost of deposits is primarily a result of the relatively short average maturity of the Bank's certificate of deposit portfolio. The increase in the costs of the interest rate swaps is due to the immediate repricing nature of the swaps with no caps, which results in the interest rate swaps experiencing the full impact of the rate change immediately. Changes in the rates on the mortgage loan and mortgage-related securities portfolios happen at a slower pace, compared to the liabilities, because only the amount of cash flow received on the repayment of these portfolios is reinvested at the higher rates. The increase in the estimate of earnings if interest rates were to drop 100 basis points is primarily the result of the immediate decrease in the cost of our interest rate swaps and rapid decrease in the cost of deposits compared to the slower decrease in the yield on our interest-earning assets.

The following table sets forth the estimated percentage change in our Market Value of Portfolio Equity ("MVPE") at each quarter end presented based on the indicated instantaneous, parallel and permanent change in interest rates. The percentage change in each interest rate environment represents the difference between MVPE in the base case and MVPE in each alternative interest rate environment. The estimations of MVPE used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change, that any repricing of assets or liabilities occurs at anticipated product or market rates for the alternative rate environments as of the dates presented and that different prepayment assumptions are used in each alternative interest rate environment. It is important to consider that the estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment. The table presents the effects of the change in interest rates on our assets and liabilities as they mature, repay or reprice as shown by the change in the MVPE in changing interest rate environments.

Percentage Change in Market Value of Portfolio Equity

Change	At
(in Basis Points)	March 31,	December 31,	September 30,	June 30,	March 31,
in Interest Rates(1)	2005	2004	2004	2004	2004
-300 bp	n/m(2)	n/m(2)	n/m(2)	n/m(2)	n/m(2)
-200 bp	n/m(2)	n/m(2)	n/m(2)	n/m(2)	n/m(2)
-100 bp	5.60	0.30	-5.32	-1.61	-15.60
0 bp	--	--	--	--	--
100 bp	-13.49	-12.54	-7.66	-8.81	-1.20
200 bp	-28.91	-28.38	-19.37	-22.16	-11.30
300 bp	-45.47	-45.28	-31.52	-37.88	-25.90

(1) Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

(2) Not meaningful, some market rates would compute to a rate less than zero percent.

During July 2004, the Bank refinanced its unhedged FHLB advances which significantly lowered the rate of interest paid to the FHLB on those borrowings as well as increased the balance of its outstanding advances. The impact on MVPE of the refinance was to increase, in the base case, the Bank's MVPE while the sensitivity of the advances to changes in rates increases moderately because of the current average shorter maturity in the advances than prior to the refinances. Because of the refinancing of the Bank's advances, it is more appropriate to compare the changes in sensitivity in the Bank's net interest income between the periods ended March 31, 2005 and September 30, 2004. The primary driver for the Bank's increased sensitivity to changes in interest rates is the result of the valuation of the interest rate swaps under the alternative rate environments. To a lesser degree, there is increased sensitivity in the portfolios of mortgage-related assets to increases in interest rates because of the expected lengthening of the maturities of these portfolios in rising rate environments. The shorter average maturity of deposits increases the Bank's overall sensitivity to changes in interest rates because they do not decrease in relative value as rates increase compared to financial instruments with longer lives. The increase in the MVPE ratio in the decreasing rate environment is in part due to estimated valuations of the interest rate swaps, but also to increased estimates of value of mortgage-related portfolios if rates drop.

Gap Table: The following gap table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of March 31, 2005, based on the information and assumptions set forth in the notes below.

	Within Three Months	Three to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
			(Dollars in thousands)
Interest-earning assets(1):
Loans receivable(2):
Mortgage loans:
Fixed	$ 186,710	$ 445,148	$ 879,598	$ 590,840	$ 1,156,746	$ 3,259,042
Adjustable	130,830	352,541	520,739	370,524	232,117	1,606,751
Other loans	172,712	5,812	7,114	3,535	11,357	200,530
Securities:
Non-mortgage(3)	50,046	75,043	140,528	190,000	50,000	505,617
Mortgage-related securities(4)	134,044	511,676	883,085	696,255	321,031	2,546,091
Other interest-earning assets	30,000	--	--	--	--	30,000
Total interest-earning assets	704,342	1,390,220	2,431,064	1,851,154	1,771,251	8,148,031

Interest-bearing liabilities:
Deposits:
Savings accounts(5)	2,615	7,845	21,307	18,121	79,244	129,132
NOW accounts(5)	8,690	26,069	69,970	56,291	252,510	413,530
Money market deposit accounts(5)	46,285	138,854	244,503	188,995	319,058	937,695
Certificates of deposit	452,523	938,203	988,216	186,568	5,462	2,570,972
Borrowings	928,259	100,000	950,000	1,300,000	200,000	3,478,259
Total interest-bearing liabilities	1,438,372	1,210,971	2,273,996	1,749,975	856,274	7,529,588

Excess (deficiency) of interest- earning assets over
interest-bearing liabilities	$ (734,030)	$ 179,249	$ 157,068	$ 101,179	$ 914,977	$ 618,443

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$ (734,030)	$ (554,781)	$ (397,713)	$ (296,534)	$ 618,443

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total assets at March 31, 2005	(8.64)%	(6.53)%	(4.68)%	(3.49)%	7.28%

(1) Adjustable-rate loans are included in the period in which the rate is next scheduled to adjust, rather than in the period in which the loans are due or in the period in which repayments are expected to occur prior to their next rate adjustment. Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.

(2) Balances have been reduced for non-performing loans, which totaled $4.5 million at March 31, 2005.

(3) Based on contractual maturities.

(4) Reflects estimated prepayments of mortgage-related securities in our portfolio.

(5) Although our NOW accounts, passcard savings accounts and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities. The decay rates used on these accounts are based on assumptions developed based upon our actual experience with these accounts. If all of our NOW accounts, passcard savings accounts and money market deposit accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $1.80 billion, for a cumulative one-year gap of (21.24)% of total assets.

Certain assumptions are contained in the above tables which affect the presentation. Although certain assets and liabilities may have similar maturities or term to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the tables.

The FHLB advances designated in hedging relationships have maturities ranging from May 2008 to August 2010. The following summarizes the interest rate swap agreements by maturity date at March 31, 2005:
	March 31, 2005
			Paying
Fiscal		Notional	1 Month			Receiving
Year	Fair	Principal	LIBOR		Interest	Interest
Maturity	Value(1)	Amount	Rate(2)	Margin	Rate	Rate	Spread
	(Dollars in thousands)
2008	$ (6,797)	$ 225,000	2.69%	2.41%	5.10%	5.68%	0.58%
2010	(18,325)	575,000	2.69%	2.51%	5.20%	6.35%	1.15%
	$ (25,122)	$ 800,000	2.69%	2.48%	5.17%	6.16%	0.99%

  The one month LIBOR rate as of March 31, 2005 was 2.87%. This rate was used to calculate the fair value of the interest rate swaps at March 31, 2005.

  The one month LIBOR rate as of February 25, 2005 was 2.69%. This rate plus the margin noted above was the paying interest rate during March 2005.

Changes in portfolio composition.  The following tables provide information regarding the fixed and adjustable rate composition of our loan and investment and mortgage-related security portfolios as well as the change in the composition of these portfolios from September 30, 2004 to March 31, 2005. Also presented are maturity schedules of our certificate of deposit portfolio and FHLB advances.

The following table presents loan origination, refinance, purchase, and modification activity for the periods indicated. Loan originations and refinances are reported together as one total. The fixed-rate origination one- to four-family loans less than or equal to 15 years have an original maturity at origination of less than or equal to 15 years, while fixed-rate origination one- to four-family loans greater than 15 years have an original maturity at origination of greater than 15 years. The adjustable-rate origination one- to four-family loans less than or equal to 36 months have a term to first reset of less than or equal to 36 months at origination and adjustable-rate origination one- to four-family loans greater than 36 months have a term to first reset of greater than 36 months at origination.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2005			March 31, 2004
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
Origination - one- to four-family:
<= 15 years	$ 28,715	5.00%	7.62%	$ 33,198	4.98%	13.75%
> 15 years	56,453	5.58	14.98	59,142	5.69	24.49
Other real estate	2,858	6.65	0.76	--	--	--
Non real estate	4,999	6.94	1.33	3,285	6.29	1.36
Purchased loans	14,611	5.35	3.88	50,967	5.04	21.10
Total fixed-rate	107,636	5.49	28.57	146,592	5.32	60.70

Adjustable-Rate:
Origination - one- to four-family:
<= 36 months	8,959	4.09	2.38	12,000	3.67	4.97
> 36 months	35,545	4.63	9.44	34,787	4.45	14.40
Other real estate	--	--	--	--	--	--
Non real estate	24,634	6.21	6.54	29,671	4.85	12.29
Purchased loans	199,940	4.82	53.07	18,450	4.38	7.64
Total adjustable-rate	269,078	4.90	71.43	94,908	4.46	39.30

Total loan originations and purchases	$376,714	5.07%	100.00%	$241,500	4.98%	100.00%

	For the Six Months Ended			For the Six Months Ended
	March 31, 2005			March 31, 2004
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
Origination - one- to four-family:
<= 15 years	$ 61,212	5.00%	8.11%	$ 68,175	5.16%	13.10%
> 15 years	148,485	5.59	19.67	154,111	5.77	29.62
Other real estate	5,358	6.53	0.71	3,750	6.50	0.72
Non real estate	10,602	6.87	1.40	6,664	6.31	1.28
Purchased loans	92,744	5.11	12.29	77,401	4.88	14.87
Total fixed-rate	318,401	5.40	42.18	310,101	5.43	59.59

Adjustable-Rate:
Origination - one- to four-family:
<= 36 months	19,752	4.05	2.61	27,840	3.80	5.35
> 36 months	70,638	4.63	9.36	85,182	4.49	16.37
Other real estate	--	--	--	--	--	--
Non real estate	54,109	5.94	7.17	62,118	4.83	11.94
Purchased loans	291,982	4.78	38.68	35,103	4.26	6.75
Total adjustable-rate	436,481	4.87	57.82	210,243	4.46	40.41

Total loan originations and purchases	$754,882	5.09%	100.00%	$520,344	5.04%	100.00%

Our loan portfolio remains primarily weighted in fixed-rate loans. The following table presents the distribution of our loan portfolio at the dates indicated.
	March 31, 2005			December 31, 2004			September 30, 2004
	Amount	Rate	% of Total	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate loans:
One- to four- family real estate:
<= 15 years (1)	$1,351,974	5.31%	26.58%	$1,374,721	5.33%	27.84%	$1,322,461	5.37%	27.59%
> 15 years (1)	1,846,493	5.95	36.31	1,832,625	5.98	37.11	1,796,451	6.02	37.47
Other real estate	77,454	6.13	1.52	77,594	6.12	1.57	81,540	6.13	1.70
Non real estate	29,394	6.88	0.58	28,001	6.84	0.57	26,266	6.83	0.55
Total fixed-rate loans	3,305,315	5.70	64.99	3,312,941	5.72	67.09	3,226,718	5.76	67.31

Adjustable-rate loans:
One- to four- family real estate:
<= 36 months (2)	712,137	4.57	14.00	654,031	4.54	13.24	626,208	4.55	13.06
> 36 months (2)	879,621	4.51	17.30	777,990	4.45	15.75	747,085	4.41	15.58
Other real estate	17,351	4.65	0.34	16,659	4.63	0.34	17,361	4.64	0.36
Non real estate	171,507	6.54	3.37	176,718	6.02	3.58	176,768	5.50	3.69
Total adjustable-rate loans	1,780,616	4.73	35.01	1,625,398	4.66	32.91	1,567,422	4.59	32.69
Total Loans	5,085,931	5.36%	100.00%	4,938,339	5.37%	100.00%	4,794,140	5.38%	100.00%

Less:
Loans in process	19,669			21,925			23,623
Deferred fees and discounts	15,094			17,078			18,794
Allowance for loan losses	4,454			4,473			4,495
Total loans receivable, net	$5,046,714			$4,894,863			$4,747,228
  Loans are reported based on their remaining term to maturity as of the date indicated.
  Loans are reported based on their term to next rate reset as of the date indicated.

Our investment and mortgage-related securities portfolios decreased $235.1 million from September 30, 2004 to March 31, 2005. Overall, fixed-rate securities comprised 44.0% of these portfolios at March 31, 2005 compared to 44.3% at September 30, 2004. The following table presents the distribution of our investment and mortgage-related securities portfolios at the dates indicated. The WAL is the estimated remaining maturity of the underlying collateral after projected prepayment speeds have been applied. The increase in the WAL on the fixed-rate investments was due to the increase in long-term interest rates reducing the likelihood that callable securities in the investment securities portfolio will be called and also due to a decrease in prepayment speeds.
	March 31, 2005			December 31, 2004			September 30, 2004
	Balance	Rate	Yield	Balance	Rate	Yield	Balance	Rate	Yield
	(Dollars in thousands)
Fixed-Rate Investments:
Agency bonds	$ 505,617	4.77%	4.65%	$ 587,814	4.99%	4.79%	$ 638,079	5.08%	4.89%
Mortgage-related securities, at cost	840,901	4.55	4.55	876,461	4.57	4.57	819,344	4.57	4.63
Total fixed-rate investments	1,346,518	4.63	4.59	1,464,275	4.74	4.66	1,457,423	4.79	4.74
WAL (in years)	3.90			3.21			3.32

Adjustable-Rate Investments:
Mortgage-related securities, at cost	1,711,863	4.11	3.45	1,757,853	4.09	3.26	1,832,558	4.06	3.09
Total adjustable-rate investments	1,711,863	4.11	3.45	1,757,853	4.09	3.26	1,832,558	4.06	3.09
WAL (in years)	2.87			2.71			2.81
Total investments, at cost	$ 3,058,381	4.34%	3.95%	$ 3,222,128	4.38%	3.90%	$ 3,289,981	4.38%	3.82%

Our certificates of deposit decreased from September 30, 2004 to March 31, 2005 by $120.2 million and the average cost of our certificates increased 27 basis points between the two reporting dates. Certificates maturing in one year or less at March 31, 2005 were $1.39 billion with an average cost of 2.81%. The following table presents the maturity of certificates of deposit at the dates indicated.
	March 31, 2005		December 31, 2004		September 30, 2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Certificates maturing within
0 to 3 months	$ 452,523	2.66%	$ 597,189	2.35%	$ 366,751	2.10%
3 to 6 months	264,620	2.61	351,211	2.62	475,937	2.39
6 months to one year	673,111	2.98	531,681	2.73	527,445	2.66
One year to two years	671,506	3.23	679,599	3.04	743,194	2.89
After two years	509,212	3.53	525,250	3.51	577,828	3.56
Total certificates	$ 2,570,972	3.06%	$ 2,684,930	2.86%	$ 2,691,155	2.79%

Average maturity (in years)	1.19		1.14		1.23

The following table presents the maturity of FHLB advances at par as of March 31, 2005. The balance of advances excludes the $25.1 million unrealized loss adjustment on the swapped FHLB advances.
		Actual rates	Effective
		without	rates with
Maturity by		interest rate	interest rate
Fiscal Year	Amount	swaps:	swaps:
2005	$ 200,000	2.52%	2.52%
2007	750,000	3.52	3.52
2008	1,125,000	4.23	4.12
2009	600,000	4.24	4.24
2010	775,000	5.90	5.05
Total	$ 3,450,000	4.35%	4.13%

Item 4. Controls and Procedures

An evaluation of Capitol Federal Financial's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended, (the "Act")) as of March 31, 2005, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404") requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation of its internal control over financial reporting. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-K for the fiscal year ending September 30, 2005. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2005 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

While the Company believes that its internal control environment is effective, we have enhanced that environment with the creation of a Risk Management Department. This department will coordinate with all operating departments of the Bank compliance with the Bank's SOX 404 effort, both currently and ongoing, as well as with compliance matters both from the OTS and the SEC. The Bank has had strong internal control and compliance programs in place for many years, but this change will allow that function to work more directly with management. In the past, some of these functions resided within our Internal Audit Department. Our Director of Internal Audit has become the Director of Risk Management. Our Internal Audit Department will be able to further its independent review of all aspects of the Bank's operation with this change. There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part 2 -   OTHER INFORMATION

Item 1.  Legal Proceedings
Not Applicable
Home<Index>

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

See "Liquidity and Capital Resources - Capital" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the OTS restrictions on dividends from the Bank to the Company.

The following table summarizes our share repurchase activity during the three months ended March 31, 2005 and additional information regarding our share repurchase program. The shares purchased during the month of February were received in exchange for the exercise of options. Our current repurchase plan of 1,536,102 shares was announced on November 7, 2002. The plan has no expiration date.

	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased as	of Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plan
January 1, 2005 through
January 31, 2005	--	N/A	--	754,642
February 1, 2005 through
February 28, 2005	76,337	N/A	76,337	678,305
March 1, 2005 through
March 31, 2005	5,000	34.88	5,000	673,305
Total	81,337	$ 34.88(1)	81,337	673,305

(1) Average price based upon shares purchased in the open market.

<Index>

Item 3.  Defaults Upon Senior Securities
Not applicable
<Index>

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders for the fiscal year ended September 30, 2004, was held on January 25, 2005. There were two matters presented to the shareholders. The results were previously included in Part 2, Item 4 in the Form 10-Q for the period ended December 31, 2004.

<Index>

Item 5.  Other Information
Not applicable
<Index>

Item 6.  Exhibits

See Index to Exhibits

<Index>

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL

Date:   May 5, 2005                                     By:   /s/ John B. Dicus
                                                                                     John B. Dicus, President and
                                                                                     Chief Executive Officer

Date:   May 5, 2005                                   By:   /s/ Neil F. M. McKay
                                                                                     Neil F.M. McKay, Executive Vice President
                                                                                     and Chief Financial Officer

<Index>

INDEX TO EXHIBITS
Exhibit Number	Document
2.0	Plan of Reorganization and Stock Issuance Plan*
3(i)	Federal Stock Charter of Capitol Federal Financial*
3(ii)	Bylaws of Capitol Federal Financial filed on August 4, 2004 as Exhibit 3(ii) to the June 30, 2004 Form 10-Q
4(i)	Form of Stock Certificate of Capitol Federal Financial*
4(ii)	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, the instruments defining the rights of the holders of the Registrant's long-term debt.
10.1	Registrant's Employee Stock Ownership Plan*
10.2	Registrant's 2000 Stock Option and Incentive Plan (the "Stock Option Plan") filed on April 13,
2000 as Appendix A to Registrant's Revised Proxy Statement (File No. 000-25391)
10.3	Registrant's 2000 Recognition and Retention Plan (the "RRP) filed on April 13, 2000 as
Appendix B to Registrant's Revised Proxy Statement (File No. 000-25391)
10.4	Deferred Incentive Bonus Plan filed on December 31, 2001 as Exhibit 10.4 to the Annual Report on
Form 10-K.
10.5	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q
10.6	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4,
2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q
10.7	Form of Restricted Stock Agreement under the RRP filed on February 4, 2005 as Exhibit 10.7 to the
December 31, 2004 Form 10-Q
10.8	Description of Named Executive Officer Salary and Bonus Arrangements
10.9	Description of Director Fee Arrangements
11	Statement re: computation of earnings per share**
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, President and Chief Executive Officer
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Neil F. M. McKay, Chief Financial Officer
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