Form 10-Q
period 2005-06-30
CAPITOL FEDERAL FINANCIAL
filed 2005-08-04
CIK 1074433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Common Stock 74,370,882
Class Shares Outstanding
as of July 29, 2005

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars in thousands, per share data and amounts are actual)
	June 30,	September 30,
	2005	2004
ASSETS:
Cash and cash equivalents	$79,412	$171,526
Investment securities held-to-maturity, at cost (market value of $453,525
and $645,601)	455,497	638,079
Mortgage-related securities:
Available-for-sale, at market (amortized cost of $860,221 and $1,204,994)	856,312	1,201,800
Held-to-maturity, at cost (market value of $1,507,196 and $1,443,168)	1,513,453	1,446,908
Loans receivable held for sale, net	409	3,425
Loans receivable, net	5,201,325	4,747,228
Mortgage servicing rights, net	2,700	3,340
Capital stock of Federal Home Loan Bank ("FHLB"), at cost	180,120	174,126
Accrued interest receivable	34,720	39,648
Premises and equipment, net	23,572	24,504
Real estate owned, net	1,695	4,249
Deferred income taxes, net	57,128	74,665
Other assets	12,867	11,538
TOTAL ASSETS	$8,419,210	$8,541,036

LIABILITIES:
Deposits	$3,991,180	$4,127,472
Advances from FHLB	3,441,265	3,449,429
Other borrowings, net	53,396	53,348
Advance payments by borrowers for taxes and insurance	24,262	40,829
Income taxes payable	4,508	3,674
Accounts payable and accrued expenses	39,267	33,870
Total Liabilities	7,553,878	7,708,622

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares
authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 shares authorized; 91,512,287
shares issued as of June 30, 2005 and September 30, 2004	915	915
Additional paid-in capital	420,429	412,126
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(17,191)	(20,772)
Unearned compensation, Recognition and Retention Plan ("RRP")	(484)	(276)
Retained earnings	756,957	735,306
Accumulated other comprehensive loss	(2,426)	(1,983)
Less shares held in treasury (17,140,505 and 17,521,486 shares as of
June 30, 2005 and September 30, 2004, at cost)	(292,868)	(292,902)
Total Stockholders' Equity	865,332	832,414

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,419,210	$8,541,036

See accompanying notes to consolidated interim financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars and share counts in thousands, per share amounts are actual)
	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
INTEREST AND DIVIDEND INCOME:
Loans receivable	$69,436	$60,916	$202,187	$183,290
Mortgage-related securities	22,656	23,427	71,280	70,459
Investment securities	5,784	8,403	20,092	28,125
Capital stock of FHLB	2,211	1,499	5,995	4,478
Cash and cash equivalents	236	188	749	568
Total interest and dividend income	100,323	94,433	300,303	286,920

INTEREST EXPENSE:
Deposits	24,267	22,295	70,983	70,261
FHLB Advances	36,496	44,416	105,913	138,247
Other borrowings	808	538	2,212	829
Total interest expense	61,571	67,249	179,108	209,337

NET INTEREST AND DIVIDEND INCOME	38,752	27,184	121,195	77,583
PROVISION FOR LOAN LOSSES	--	20	--	20
NET INTEREST AND DIVIDEND INCOME
AFTER PROVISION FOR LOAN LOSSES	38,752	27,164	121,195	77,563

OTHER INCOME:
Retail fees and charges	4,145	3,870	11,600	11,053
Loan fees	508	592	1,575	1,844
Insurance commissions	439	418	1,443	1,433
Other, net	984	1,054	2,791	3,152
Total other income	6,076	5,934	17,409	17,482

OTHER EXPENSES:
Salaries and employee benefits	9,889	10,205	30,065	32,749
Occupancy	3,018	3,125	9,371	8,832
Regulatory and other services	1,589	880	3,910	2,924
Deposit and loan transaction fees	1,058	993	3,130	2,680
Advertising	1,031	816	3,078	2,232
Other, net	2,185	1,191	4,829	5,872
Total other expenses	18,770	17,210	54,383	55,289
INCOME BEFORE INCOME TAX EXPENSE	26,058	15,888	84,221	39,756
INCOME TAX EXPENSE	9,898	6,403	32,006	16,043
NET INCOME	$16,160	$9,485	$52,215	$23,713

Basic earnings per share	$0.22	$0.13	$0.72	$0.33
Diluted earnings per share	$0.22	$0.13	$0.71	$0.32
Dividends declared per share	$0.50	$0.50	$1.50	$2.31

Weighted Average Number of Common Shares Outstanding:
Basic	72,661	71,883	72,453	71,426
Diluted	73,115	72,818	73,071	72,744

See accompanying notes to consolidated interim financial statements.

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands, per share amounts are actual)
						Accumulated
		Additional	Unearned	Unearned		Other
	Common	Paid-In	Compensation	Compensation	Retained	Comprehensive	Treasury
	Stock	Capital	(ESOP)	(RRP)	Earnings	Loss	Stock	Total

Balance at October 1, 2004	$915	$412,126	($20,772)	($276)	$735,306	($1,983)	($292,902)	$832,414
Comprehensive income:
Net income					52,215			52,215
Changes in unrealized losses on
available-for-sale securities, net of deferred
income taxes of $272						(443)		(443)
Total comprehensive income								51,772

Tax benefit of market value change in vested
RRP shares		25						25
Common stock committed to be released for
allocation - ESOP		3,735	1,512					5,247
Acquisition of treasury stock							(2,097)	(2,097)
Acquisitions of treasury stock for
exercise of stock options							(2,793)	(2,793)
Stock options exercised		4,247					4,816	9,063
Treasury stock activity related to RRP, net		296		(401)	(24)		108	(21)
Amortization of unearned compensation - RRP				193				193
Dividends in excess of debt service cost - ESOP			2,069					2,069
Dividends on common stock ($1.50 per share)					(30,540)			(30,540)
Balance at June 30, 2005	$915	$420,429	($17,191)	($484)	$756,957	($2,426)	($292,868)	$865,332

See accompanying notes to consolidated interim financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the Nine Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 52,215	$ 23,713
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(5,994)	(4,478)
Net loan origination (costs) fees capitalized	(3,892)	5,065
Amortization of net deferred loan origination fees	(2,452)	(2,226)
Provision for loan losses	--	20
Losses on sales of premises and equipment, net	55	82
Gains on sales of real estate owned, net	(752)	(815)
Gains on sales of loans receivable held for sale	(56)	(102)
Originations of loans receivable held for sale	(4,807)	(6,386)
Proceeds from sales of loans receivable held for sale	7,879	9,913
Amortization of mortgage servicing rights	793	1,090
Impairment of mortgage servicing rights	421	1,108
Recovery of impairment valuation on mortgage servicing rights	(574)	(471)
Amortization and accretion of premiums and discounts on
mortgage-related securities and investment securities	9,585	21,327
Depreciation and amortization of premises and equipment	3,111	3,031
Amortization of deferred debt issuance costs	48	260
Common stock committed to be released for allocation - ESOP	5,247	5,182
Amortization of unearned compensation - RRP	193	1,474
RRP shares sold, net of forfeitures	(21)	(22)
Changes in:
Accrued interest receivable	4,928	5,866
Other assets	(1,518)	(1,735)
Income taxes payable/receivable and deferred income taxes	22,876	16,044
Accounts payable and accrued expenses	(2,578)	(8,942)
Net cash provided by operating activities	84,707	68,998

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities or calls of investment securities	182,000	505,205
Purchases of investment securities	--	(150,000)
Principal collected on mortgage-related securities available-for-sale	337,518	734,281
Purchases of mortgage-related securities available-for-sale	--	(1,050)
Principal collected on mortgage-related securities held-to-maturity	239,310	173,306
Purchases of mortgage-related securities held-to-maturity	(307,603)	(884,113)
Loan originations, net of principal collected	(29,743)	(28,753)
Loan purchases, net of principal collected	(421,509)	(209,651)
Purchases of premises and equipment, net	(2,234)	(1,464)
Proceeds from sales of real estate owned	6,805	6,473
Net cash provided by investing activities	4,544	144,234

(Continued)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(30,540)	(44,538)
Dividends in excess of debt service cost of ESOP, net	2,069	(964)
Deposits, net of withdrawals	(136,292)	(63,776)
Proceeds from advances/line of credit from FHLB	567,000	115,000
Repayments on advances/line of credit from FHLB	(567,000)	(115,000)
Proceeds from other borrowings	--	52,000
Capitalized debt issuance costs	--	(290)
Repayments on other borrowings	--	(81,391)
Change in advance payments by borrowers for taxes and insurance	(16,567)	(18,236)
Acquisitions of treasury stock	(2,097)	--
Acquisitions of treasury stock for exercise of stock options	(2,793)	(3,355)
Stock options exercised	4,855	7,045
Net cash used in financing activities	(181,365)	(153,505)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(92,114)	59,727
CASH AND CASH EQUIVALENTS:
Beginning of period	171,526	41,918
End of period	$ 79,412	$ 101,645

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$ 8,627	$ --
Interest payments, net of interest credited to deposits	$ 114,761	$ 147,297

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Loans transferred to real estate owned	$ 3,499	$ 6,275

Loan modifications and refinances	$ 222,959	$ 378,816

Purchase of investment in the Capitol Federal Financial Trust I	$ --	$ 1,609

Tax effect of employee exercise of non-qualified stock options
and premature disposal of incentive stock option shares	$ 4,208	$ 4,945

Treasury stock activity related to RRP (excluding RRP shares sold for
employee withholding tax purposes)	$ 108	$ 48

Tax effect of RRP share transactions	$ 25	$ 2,545
Market value change related to fair value hedge:
Interest rate swaps hedging FHLB advances	$ 8,164	$ 19,990

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

2.   Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 123(R), "Share-Based Payment". SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation" and superseded Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123(R) requires companies to recognize all share-based payments, which include stock options and restricted stock, in compensation expense over the requisite service period of the share-based payment award. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. SFAS 123(R) also requires significant additional disclosures for share-based payment awards. SFAS 123(R) was initially scheduled to become effective for the Company on July 1, 2005. Effective April 15, 2005, the SEC adopted a new rule amending the implementation compliance date for registrants that do not file as small business issuers to the first annual reporting period beginning on or after June 15, 2005, which for us is October 1, 2005. The Company has not completed the process of evaluating the impact of SFAS 123(R) on its consolidated financial statements.

3.   Accounting for Stock Based Compensation

The Company currently applies the recognition and measurement principles of APB Opinion No. 25, as allowed by SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and related interpretations in accounting for our stock-based compensation plans.

For purposes of the pro forma disclosures required by SFAS No. 148, the estimated fair value of the options is amortized to expense on a straight-line basis over the options' vesting period. If the fair value provisions under SFAS No. 123 would have been adopted, salary and employee benefit expense would have been $9.9 million for the three months ended June 30, 2005 and $10.2 million for the same period last year. Compensation expense for the nine months ended June 30, 2005 would have been $30.3 million and $33.5 million for the same period last year.

The following table presents the pro forma impact on earnings and earnings per share.
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share amounts)
Net income, as reported	$16,160	$9,485	$52,215	$23,713

Add: Stock-based compensation expense included
in reported net income, net of related tax effects	28	135	122	877
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects	66	159	255	1,349

Pro forma net income	$16,122	$9,461	$52,082	$23,241

Net earnings per share:
Basic-as reported	$0.22	$0.13	$0.72	$0.33
Basic-pro forma	$0.22	$0.13	$0.72	$0.33

Diluted-as reported	$0.22	$0.13	$0.71	$0.32
Diluted-pro forma	$0.22	$0.13	$0.71	$0.32

4.   Earnings Per Share

For the quarter ended June 30, 2005, basic and diluted earnings per share were $0.22. The Company accounts for the 3,024,574 shares acquired by its ESOP in accordance with Statement of Position ("SOP") 93-6 and the shares acquired for its RRP in a manner similar to the ESOP shares; shares acquired by the ESOP and the RRP are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee's individual account. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005(1)	2004	2005(2)	2004
	(Dollars in thousands, except per share amounts)
Net income	$16,160	$9,485	$52,215	$23,713

Average common shares outstanding	72,559,699	71,781,258	72,401,746	71,375,369
Average committed ESOP shares outstanding	101,374	101,374	50,779	50,778
Total basic average common shares outstanding	72,661,073	71,882,632	72,452,525	71,426,147

Effect of dilutive RRP shares	2,091	49,383	2,412	173,013
Effect of dilutive stock options	452,100	886,211	616,078	1,144,746

Total diluted average common shares outstanding	73,115,264	72,818,226	73,071,015	72,743,906

Net earnings per share:
Basic	$0.22	$0.13	$0.72	$0.33
Diluted	$0.22	$0.13	$0.71	$0.32

(1) Options to purchase 95,000 shares of common stock at prices between $34.57 per share and $36.19 per share were outstanding as of June 30, 2005, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the three months ended June 30, 2005.

(2) Options to purchase 80,000 shares of common stock at prices between $35.34 per share and $36.19 per share were outstanding as of June 30, 2005, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the nine months ended June 30, 2005.

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

  Executive Summary

  The following summary should be read in conjunction with our Management's Discussion and Analysis of Financial Condition and Results of Operations in its entirety.

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

  The Company's results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, mortgage-related securities and investments and the interest paid on deposits and borrowings. We generally price our loan and deposit products based upon an analysis of our competition and changes in market rates. On a weekly basis, management reviews deposit flows, loan demand, cash levels and changes in several market rates to assess all pricing strategies. While we do not explicitly price our products at a margin to a specific market rate or index, our products do tend to be priced at a margin to general market rates or indices. While national market rates change constantly, and rates offered by competitors with nationwide delivery channels may change during a business day, our offered rates generally remain available to customers for up to a week on deposit products and several days to a week on loan products. Our one- to four-family residential mortgage loans are generally priced based upon the 10 year Treasury rate while the rates on our deposits are generally priced based upon short-term Treasury interest rates. The majority of our loans are fixed-rate products with maturities up to 30 years, while the majority of our deposits have maturity or repricing dates of less than 2 years.

  The spread between short-term and long-term interest rates has a direct impact on our net interest margin. Short-term interest rates (one year and shorter maturities) continued to increase as the Federal Reserve Board increased the Federal Funds rate by 50 basis points during the quarter. The Federal Reserve Board has increased the Federal Funds rate by 25 basis points at each scheduled meeting since June 2004. Long-term interest rates decreased during the quarter. Specifically, the 10 year Treasury rate decreased approximately 50 basis points between March 31, 2005 and June 30, 2005. This resulted in a continued narrowing of the spread between short-term and long-term interest rates. The spread between two and five year treasuries also continued to narrow during the quarter. Hence, the market yield curve continued to flatten during the quarter. There is a timing lag between the change in market interest rates and when we change the pricing of our products and the timing of cash flows of our interest-earning assets and interest-bearing liabilities. See additional discussion in "Item 3. Quantitative and Qualitative Disclosure About Market Risk."

  We anticipate that both short-term and long-term market interest rates will continue to increase in 2005, but short-term interest rates will continue to increase at a faster pace than long-term interest rates. The result of this potential market interest rate scenario would be a further flattening of the market yield curve, which would cause the spread between long-term interest rates and short-term interest rates to decrease. If this occurs, the resulting interest rate environment is expected to have an adverse impact on our results of operations and our net interest margin as our interest-earning assets, both loans and securities, generally price off long-term interest rates, while our interest-bearing liabilities, both deposits and borrowed funds, generally price off short-term interest rates. If both short- and long-term interest rates increase by the same amount, and the shape of the yield curve does not change, the resulting environment is also likely to have a short-term adverse impact on our results of operations, as our interest-bearing liabilities will reset to the current market interest rates faster than our interest-earning assets.

  Net income for the quarter was $16.2 million compared to $9.5 million in the same quarter one year ago. The increase in net income was due primarily to refinancing certain FHLB advances during July 2004 and due to an increase in interest income on loans as a result of growth in the loan portfolio. By refinancing certain FHLB advances, the Bank lowered interest expense on FHLB advances by $11.9 million during the quarter compared to the same quarter one year ago. The reduction in interest expense on FHLB advances was partially offset by a $3.9 million increase in interest expense on the variable-rate portion of the interest rate swaps, resulting in a net decrease of $7.9 million in interest expense on FHLB advances compared to the same quarter one year ago.

  The Bank continued to grow its loan portfolio during the quarter through originations and purchases of mortgage loans. Loan originations during the quarter were $232.5 million of which 39% were adjustable-rate loans. Mortgage loan purchases during the quarter were $172.8 million of which 91% were adjustable-rate loans. Management intends to continue to purchase mortgage loans, with the majority of those loans being adjustable-rate loans, to supplement our adjustable-rate loan origination volume. If adjustable-rate mortgage loans are not available either through origination or purchase, the Bank intends to purchase adjustable-rate mortgage-related securities as management strives to achieve approximately a 50/50 mix of fixed-rate and adjustable-rate interest-earning assets.

  In November 2004, management began a pricing strategy for money market tiers and select certificates of deposit to become more competitive with the additional desire to grow the balance sheet. However, shortly after adopting this strategy, local market rates for certificates of deposit increased dramatically and moved more aggressively than our pricing strategy contemplated. As a result of the aggressive pricing that continues to exist in the local markets, the Bank has not matched its competitors' rates because of the likely adverse impact on earnings. In our local markets several competitors have offered certificates of deposit with original maturities of less than 18 months with rates more than 50 basis points higher than our comparable term certificates. In some cases our competitors are offering money market accounts at more than 100 basis points higher than our offered rates. The result of not matching the aggressive competitor pricing has been a decrease in our certificate of deposit portfolio balance and our money market portfolio balance. Management continues to monitor this pricing situation for its impact on our operations and will adjust or maintain our pricing of deposit accounts accordingly. The Bank actively looks for pricing opportunities that will allow us to maintain the Bank's size, or grow the Bank, in a profitable manner.

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

  Derivative Instruments. The Bank has entered into interest rate swap agreements to hedge certain FHLB advances ("swapped FHLB advances"). The Bank pays a variable rate of interest tied to the one month LIBOR plus an average spread of 248 basis points and receives a fixed-rate of interest matching the hedged FHLB advances. When the Bank entered into the interest rate swap agreements, they were designated as fair value hedges. All terms of the interest rate swap agreements relating to the pay-fixed rate components and timing of cash flows match the terms of the swapped FHLB advances. Therefore, the Bank has assumed no ineffectiveness in the hedging relationship and accounts for the interest rate swaps using the shortcut method, under which any gain or loss in the fair value of the interest rate swaps is offset by a gain or loss on the hedged FHLB advances.

  Before entering into the interest rate swap agreements, management formally documented its risk management objectives and strategy, and the relationship between the interest rate swap agreements and the swapped FHLB advances. To qualify for hedge accounting, the interest rate swaps and the related FHLB advances must be designated as a hedge. Both at the inception of the hedge and on an ongoing basis, management assesses whether the hedging relationship is expected to be highly effective in offsetting changes in fair values of the swapped FHLB advances. If at some point it is determined that the interest rate swaps are not highly effective as a hedge, hedge accounting will be discontinued. If hedge accounting is discontinued, changes in the fair value of the interest rate swaps will be recorded in earnings and the swapped FHLB advances will no longer be adjusted for changes in fair value.

  Deferred Income Tax Assets. Management assesses the available positive and negative evidence surrounding the recoverability of deferred income tax assets on a quarterly basis. A valuation allowance will be recorded to reduce deferred income tax assets when uncertainty regarding its realizability exists. Management believes no valuation allowance is required at June 30, 2005.

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

    Portfolio Lending. We are one of the largest originators of one- to four-family residential mortgage loans in the State of Kansas. We have primarily originated these loans for our own portfolio, rather than for sale, and we generally service the loans we originate. We provide retail customers with alternative products for their borrowing needs by offering both fixed- and adjustable-rate products with various terms to maturity at various rates. We offer special programs to individuals who may be first time home buyers, have low or moderate incomes or may have certain credit risk concerns in order to maximize our ability to deliver home ownership opportunities. We attract customers through our strong relationships with real estate agents, loan agents, reputation, pricing, existing and walk-in customers and customers that apply on the Internet. We also purchase one- to four-family residential mortgage loans from nationwide lenders and correspondent lenders located within the Kansas City and Wichita market areas. Subsequent to June 30, 2005, the Bank entered into agreements to purchase loans from two additional nationwide lenders.

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
    Commitment to Cost Control. We are generally very effective at controlling our costs of operations, outside of the expense portion of our employee benefit plans that is tied to our stock price. Our technology plan and infrastructure support the operations of the Bank, allowing us to increase productivity and centralize our lending and deposit support functions for efficient processing. Our retail orientation allows us to serve a broad range of customers through relatively few branch locations, given the size of our institution. Our average deposit base per traditional branch at June 30, 2005 was over $137.6 million. This helps us to control our costs. Our one- to four-family residential lending strategy, through effective management of credit risk, allows us to service a large portfolio of loans at efficient levels because it costs less to service a portfolio of performing loans.
    Excellent Asset Quality. We utilize underwriting standards for our lending products that are designed to limit our exposure to credit risk, and have a portfolio of predominately one- to four-family residential mortgage loans which has resulted in minimal levels of delinquent and non-performing loans. At June 30, 2005, our ratio of non-performing assets to total assets was 0.07%.
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
    Shareholder Value. We strive to enhance shareholder value while maintaining a strong capital position. We continue to provide returns to shareholders through our dividend payments. On July 26, 2005, the Board declared a dividend of $0.50 per share which will be paid on August 19, 2005 to holders of record on August 5, 2005. Due to MHC's waiver of dividends, the dividend of $0.50 per share will be paid only on public shares. Total dividends declared during the first nine months of fiscal year 2005 were $1.50 per share. On January 25, 2005, the Board approved an enhanced dividend policy. In December of each year, the Company will pay a special dividend equal to 25% of the excess of the prior fiscal year reported net income over the amount required to meet the Company's current dividend policy of $2.00 per share each fiscal year after the waiver of dividends by MHC. If the fiscal year reported net income does not exceed the amount required to meet the Company's current dividend policy, it is the Board's intent to continue to pay dividends at the current level. Our cash dividend payout policy is continually reviewed by management and the Board of Directors, and our ability to pay dividends under the policy depends upon a number of factors including: regulatory capital requirements of the Bank, the Company's financial condition, results of operations and other regulatory limitations on the Bank's ability to pay dividends to the Company.
    Risk Management. Changes in interest rates are our primary risk as our balance sheet is almost entirely comprised of interest-earning assets and interest-bearing liabilities. As such, fluctuations in interest rates have a significant impact on not only our net income but also on the cash flows related to those assets and liabilities and the market value of our assets and liabilities. To manage interest rate risk, our Asset and Liability Committee ("ALCO") meets weekly to discuss and monitor the current interest rate environment compared to interest rates offered on our loan and deposit products. Additionally, ALCO meets once a month to review information that presents the effects that changes in interest rates will have on our earnings, the market value of our portfolio equity and cash flows. The members of ALCO are the Chairman, the Chief Executive Officer, the Chief Financial Officer (chair of ALCO), the Executive Vice President for Corporate Services, the Chief Lending Officer, the Executive Vice President for Retail Operations and the Controller.

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

  The Bank manages all of its portfolios, both asset and liability portfolios, including the available-for-sale securities portfolio, essentially as held-to-maturity portfolios. As such, changes in the balance or mix of products in these portfolios typically do not occur quickly, especially in a rising rate environment. Because of this, management looks at changes over a period of time to determine trends that can be changed through various strategies in our local markets, by the investments and mortgage loans we purchase or by the borrowings we incur.

  Financial Condition

  During the first nine months of fiscal year 2005, total assets decreased $121.8 million to $8.42 billion at June 30, 2005. The decrease in assets was attributed mainly to a decrease in mortgage-related securities of $278.9 million, a decrease in investment securities of $182.6 million, a decrease in cash and cash equivalents of $92.1 million and a decrease in deferred income tax assets of $17.5 million, offset by an increase in loans receivable of $454.1 million. The $307.6 million of mortgage-related securities purchased during the first three quarters did not offset the $576.8 million of maturities and repayments which resulted in a decrease in the balance of mortgage-related securities. The decrease in the balance of investment securities was due to $100.0 million of securities being called by their issuer and $82.0 million of securities maturing. The decrease in cash was due to the purchase and origination of mortgage loans. The decrease in deferred income tax assets is due primarily to the amortization of the original issue discount associated with the FHLB advance refinancing during July 2004. During the nine months ended June 30, 2005, the Bank originated, refinanced and purchased loans totaling $1.16 billion at an average rate of 5.22%. The volume of loan originations and purchases was offset by loan repayments of $719.1 million.

  Total liabilities decreased $154.7 million to $7.55 billion at June 30, 2005. The decrease was due primarily to a decrease of $132.4 million in certificates of deposit. Advance payments by borrowers for taxes and insurance decreased by $16.6 million due to the timing of escrow payments. There also was a decrease of $8.2 million in FHLB advances due to the fair market value adjustment recorded on the interest rate swaps. The decrease in liabilities was offset by an increase of $5.4 million in accounts payable and accrued expenses due primarily to the interest rate swap valuation adjustment.

  Stockholders' equity increased $32.9 million to $865.3 million at June 30, 2005. The increase was due primarily to net income of $52.2 million for the first nine months of fiscal year 2005. Stock options exercised also increased stockholders'equity by $9.1 million. The increase was offset primarily by $30.5 million in dividend payments.

  The following table presents selected balance sheet data for the Company at the dates indicated.

	Balance at
	June 30,	March 31,	December 31,	September 30,	June 30,
	2005	2005	2004	2004	2004
	(Dollars in thousands, except per share amounts)
Selected Balance Sheet Data:
Total assets	$8,419,210	$8,498,764	$8,549,550	$8,541,036	$8,449,064
Cash and cash equivalents	79,412	63,906	111,047	171,526	101,645
Loans receivable, net	5,201,325	5,046,714	4,894,863	4,747,228	4,536,710
Mortgage-related securities	2,369,765	2,546,091	2,632,913	2,648,708	2,890,609
Investment securities	455,497	505,617	587,814	638,079	663,355
Capital stock of FHLB	180,120	177,910	175,962	174,126	173,752
Deposits	3,991,180	4,051,329	4,150,573	4,127,472	4,174,113
FHLB advances	3,441,265	3,424,878	3,443,251	3,449,429	3,180,010
Borrowings, other	53,396	53,381	53,367	53,348	53,334
Stockholders' equity	865,332	857,656	846,849	832,414	963,987
Unrealized loss on AFS
securities, net of income taxes	(2,426)	(4,143)	(870)	(1,983)	(10,241)
Equity to total assets at end of period	10.28%	10.09%	9.91%	9.75%	11.41%
Book value per share	$11.90	$11.80	$11.71	$11.54	$13.37
Shares outstanding	72,691,466	72,683,756	72,299,755	72,164,055	72,091,547

  Loans Receivable. The loan portfolio increased from $4.75 billion at September 30, 2004 to $5.20 billion at June 30, 2005 due to $1.16 billion in loan originations, refinances and purchases offset by $719.1 million in loan repayments.

  Purchased loans from nationwide lenders represented 19.2% of the loan portfolio at June 30, 2005 compared to 13.7% of the loan portfolio at September 30, 2004. The increase in the percentage of purchased loans in our portfolio is a result of management's shift in emphasis during the third quarter of fiscal year 2004 from purchasing mortgage-related securities to purchasing mortgage loans, to the extent rates on purchased mortgage loans are more favorable than the rates on mortgage-related securities and an adequate supply is available. Total loan purchases during the nine month period ended June 30, 2005 was $557.6 million at an average rate of 5.00% compared to purchases of $310.0 million at an average rate of 4.46% during the same period in the previous year. The underwriting standards of the nationwide lenders from whom we purchase loans are substantially similar to our internal underwriting standards. Lenders are required to fully document all data sources for each application. "No doc" or "Stated Income, Stated Assets" loans are not permitted. These requirements reduce the credit risk associated with the loans we purchase in pools. Before committing to purchase a pool of loans, our Chief Lending Officer reviews specific criteria such as loan amount, credit scores, loan-to-value ratios, geographic location and debt ratios of each loan in the pool. If the specific criteria do not meet our underwriting standards and compensating factors are not sufficient, then the loan may be removed from the pool. Once the review of the specific criteria is complete and loans not meeting our standards are removed from the pool, changes are sent back to the lender for acceptance and pricing. Before the pool is funded, an approved loan underwriter reviews 25% of the loan files and the supporting documentation in the pool. If a loan does not meet our underwriting standards for these loans, it is removed from the pool prior to funding.

  Total loan originations for the nine month period ended June 30, 2005 was $602.7 million at an average rate of 5.43% compared to loan originations of $676.7 million at an average rate of 5.12% for the same period in the previous year.

  Loans that are refinanced represent pre-existing Bank loans that have been paid off with a new loan recorded. This process requires the complete underwriting of the new loan. Refinanced loans totaled $116.7 million during the nine months ended June 30, 2005, a decrease of $43.1 million, or 27.0%, from the same period one year ago.

  The Bank offers a loan modification program which allows the customer to pay a fee to obtain current market rates without having to process a complete new loan application. Modifications totaled $106.3 million for the nine month period ended June 30, 2005, a decrease of $112.6 million, or 51.4%, from the same period one year ago. The average rate on loans modified during the current quarter decreased 44 basis points from 5.84% to 5.40%.

  The volume of loan refinances and modifications is down from the prior year as long-term interest rates did not decrease enough during the quarter to entice customers to refinance or modify their current loans.

  Generally, during the nine month period ended June 30, 2005, the Bank's 30 year fixed-rate loans, with no points paid by the borrower, were priced approximately 150 basis points above the average 10 year Treasury rate, while our 15 year fixed-rate loans were priced approximately 95 basis points above the average 10 year Treasury rate. Our pricing on loans is comparable to the secondary mortgage market pricing.

  The following table summarizes the activity in the loan portfolio for the periods indicated, excluding loan modifications, changes in loans in process, deferred fees and allowance for loan losses.
	For the Three Months Ended
	June 30, 2005		March 31, 2005		December 31, 2004		September 30, 2004
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Loans receivable:	(Dollars in thousands)
Beginning balance	$5,085,931	5.36%	$4,938,339	5.37%	$4,794,140	5.38%	$4,583,879	5.41%
Originations and refinances	232,498	5.60	162,163	5.34	207,993	5.32	217,160	5.41
Purchases	172,834	5.29	214,551	4.85	170,175	4.87	227,052	4.40
Repayments	(255,995)		(229,265)		(233,825)		(234,385)
Other	532		143		(144)		434
Ending balance	$5,235,800	5.38%	$5,085,931	5.36%	$4,938,339	5.37%	$4,794,140	5.38%

	For the Nine Months Ended
	June 30, 2005		June 30, 2004
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Loans receivable:
Beginning balance	$4,794,140	5.38%	$4,354,936	5.65%
Originations and refinances	602,654	5.43	676,673	5.12
Purchases	557,560	5.00	310,013	4.46
Repayments	(719,085)		(758,040)
Other	531		299
Ending balance	$5,235,800	5.38%	$4,583,881	5.41%

  The following table presents the Company's loan portfolio at the dates indicated.

	June 30, 2005			March 31, 2005			September 30, 2004
	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$4,933,345	5.30%	94.22%	$4,790,225	5.30%	94.19%	$4,492,205	5.36%	93.70%
Multi-family	41,751	6.52	0.80	41,289	6.52	0.81	35,421	6.54	0.74
Commercial	9,085	6.42	0.17	7,387	6.52	0.15	8,698	6.61	0.18
Construction and development	44,201	5.15	0.84	46,129	5.18	0.90	54,782	5.34	1.14
Total real estate loans	5,028,382	5.31	96.03	4,885,030	5.31	96.05	4,591,106	5.37	95.76

Consumer Loans:
Savings loans	8,391	4.89	0.16	8,357	4.72	0.16	9,141	4.49	0.19
Home improvement	561	7.79	0.01	517	7.59	0.01	636	7.83	0.01
Automobile	2,452	7.20	0.05	2,341	7.40	0.05	2,274	7.96	0.05
Home equity	195,094	7.10	3.73	188,811	6.66	3.71	189,861	5.67	3.96
Other	920	10.05	0.02	875	10.35	0.02	1,122	10.03	0.03
Total consumer loans	207,418	7.03	3.97	200,901	6.61	3.95	203,034	5.67	4.24
Total loans receivable	5,235,800	5.38%	100.00%	5,085,931	5.36%	100.00%	4,794,140	5.38%	100.00%

Less:
Loans in process	17,611			19,669			23,623
Deferred fees and discounts	12,451			15,094			18,794
Allowance for losses	4,413			4,454			4,495
Total loans receivable, net	$5,201,325			$5,046,714			$4,747,228

Other information:
Loans serviced for others	$478,448			$507,663			$568,005

  The balance of non-performing loans continued to be low for the period ended June 30, 2005. Non-performing loans include loans primarily 90 days or more delinquent or in the process of foreclosure. At June 30, 2005, our ratio of non-performing loans to total loans was 0.08%, down from 0.13% at September 30, 2004. The balance of real estate owned is represented by 34 properties with an average balance of approximately $50 thousand at June 30, 2005. Loans 30 to 89 days delinquent, which are not included in non-performing loans, increased approximately $348 thousand from September 30, 2004 to June 30, 2005.

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
	June 30,	March 31,	December 31,	September 30,
	2005	2005	2004	2004
Asset Quality Information:	(Dollars in thousands)
Loans 30-89 days delinquent	$22,949	$22,577	$22,190	$22,601
Non-performing loans	4,367	4,514	5,193	6,071
Real estate owned	1,695	3,245	3,382	4,249
Asset Quality Ratios:
Non-performing assets to total assets	0.07%	0.09%	0.10%	0.12%
Non-performing loans to total loans	0.08%	0.09%	0.11%	0.13%

  The allowance for loan losses as a percentage of non-performing loans was 101.05% at June 30, 2005, compared to 74.04% at September 30, 2004. The increase in the ratio of allowance for loan losses to non-performing loans primarily resulted from a decrease in non-performing loans. Non-performing loans decreased $1.7 million, or 28.1% from September 30, 2004. Charge-offs, net of recoveries, year-to-date of $82 thousand, represent 1.0% of average non-performing assets and less than 0.01% of the average outstanding balance of loans receivable.

  The following table presents the Company's activity for the allowance for loan losses and related ratios at the dates and for the periods indicated.
	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Allowance for loan losses:	(Dollars in thousands)
Beginning balance	$4,454	$4,512	$4,495	$4,562
Losses charged against the allowance:
One- to four-family loans	33	50	65	90
Multi-family loans	--	--	--	--
Commercial and other loans	--	--	--	--
Consumer loans	14	16	42	51
Total charge-offs	47	66	107	141
Recoveries	6	2	25	27
Provision charged to expense	--	20	--	20
Ending balance	$4,413	$4,468	$4,413	$4,468

Allowance for loan losses to non-
performing loans			101.05%	54.73%
Allowance for loan losses to loans
receivable, net			0.08%	0.10%

  Mortgage-Related Securities. The balance of mortgage-related securities decreased from $2.65 billion at September 30, 2004 to $2.37 billion at June 30, 2005 due to maturities and repayments in excess of purchases during the year. The following table provides a summary of the activity in our portfolio of mortgage-related securities for the periods presented. The yields and weighted average life ("WAL") for purchases are presented as recorded at the time of purchase. The yields for the beginning and ending balances are as of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The change in the yield of the portfolio from September 30, 2004 to June 30, 2005 was due to the purchase of mortgage-related securities at average yields higher than the portfolio yield at September 30, 2004 and also due to some adjustable-rate securities repricing to higher rates. The beginning and ending WAL is the estimated remaining maturity of the underlying collateral after projected prepayment speeds have been applied. The decrease in the WAL of the portfolio from September 30, 2004 to June 30, 2005 was due primarily to the increase in projected prepayment speeds at June 30, 2005 as a result of the decrease in market interest rates during the quarter. The increase in the valuation of available-for-sale ("AFS") securities during the June 30, 2005 quarter was due primarily to increased valuations of the adjustable-rate securities in the AFS portfolio.

	For the Three Months Ended
	June 30, 2005			March 31, 2005			December 31, 2004			September 30, 2004
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
Mortgage-related securities:	(Dollars in thousands)
Beginning balance	$2,546,091	3.81%	3.39	$2,632,913	3.70%	3.22	$2,648,708	3.57%	3.35	$2,890,609	3.31%	4.93
Maturities and repayments	(194,009)			(173,618)			(209,201)			(252,584)
Net amortization of premiums/discounts	(2,893)			(2,698)			(3,412)			(4,247)
Purchases:
Fixed	17,812	5.41	5.72	2,321	4.96	7.28	96,907	4.35	4.47	1,626	5.12	6.40
Adjustable-rate	--	--	--	92,445	4.70	10.44	98,118	4.32	9.24	--	--	--
Change in valuation on AFS securities	2,764			(5,272)			1,793			13,304
Ending balance	$2,369,765	3.78%	2.98	$2,546,091	3.81%	3.39	$2,632,913	3.70%	3.22	$2,648,708	3.57%	3.35

	For the Nine Months Ended
	June 30, 2005			June 30, 2004
	Amount	Yield	WAL	Amount	Yield	WAL
Mortgage-related securities:	(Dollars in thousands)
Beginning balance	$2,648,708	3.57%	3.35	$2,944,174	2.99%	3.14
Maturities and repayments	(576,828)			(907,587)
Net amortization of premiums/discounts	(9,003)			(17,475)
Purchases:
Fixed	117,040	4.52	4.72	369,057	4.40	5.42
Adjustable-rate	190,563	4.50	9.82	516,106	3.45	10.09
Change in valuation on AFS securities	(715)			(13,666)
Ending balance	$2,369,765	3.78%	2.98	$2,890,609	3.31%	4.93

  Investment securities. Investment securities, which consist of agency bonds, decreased from $638.1 million at September 30, 2004 to $455.5 million at June 30, 2005. The following table provides a summary of the activity of investment securities for the periods presented. The yields and WAL for purchases are presented as recorded at the time of purchase. The yields for the beginning and ending balances are as of the periods presented. The beginning and ending WAL is the estimated remaining maturity of the underlying collateral after projected call dates have been considered, based upon market rates at each date presented. The decrease in the balance and the yield from September 30, 2004 was due to the call and maturity of securities with a weighted average yield of 6.11%. The increase in the WAL at March 31, 2005 compared to September 30, 2004 was due to an increase in long-term interest rates during the quarter ended March 31, 2005 which made the callable securities in the portfolio less likely to be called. The decrease in the WAL at June 30, 2005 compared to March 31, 2005 was due to a decrease in long-term interest rates during the quarter ended June 30, 2005 which increased the likelihood of the callable securities in the portfolio being called.

	For the Three Months Ended
	June 30, 2005			March 31, 2005			December 31, 2004			September 30, 2004
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
Investment securities:	(Dollars in thousands)
Beginning balance	$505,617	4.65%	3.01	$587,814	4.79%	1.69	$638,079	4.89%	1.73	$663,355	4.89%	5.07
Maturities and calls	(50,000)			(82,000)			(50,000)			(25,000)
Net amortization of premiums/discounts	(120)			(197)			(265)			(276)
Ending balance	$455,497	4.59%	1.63	$505,617	4.65%	3.01	$587,814	4.79%	1.69	$638,079	4.89%	1.73

	For the Nine Months Ended
	June 30, 2005			June 30, 2004
	Amount	Yield	WAL	Amount	Yield	WAL
Investment securities:	(Dollars in thousands)
Beginning balance	$638,079	4.89%	1.73	$1,022,412	3.52%	1.53
Maturities and calls	(182,000)			(505,205)
Net amortization of premiums/discounts	(582)			(3,852)
Purchases and transfers	--			150,000	5.92	15.00
Ending balance	$455,497	4.59%	1.63	$663,355	4.89%	5.07

  Liabilities.  Liabilities decreased $154.7 million from $7.71 billion at September 30, 2004 to $7.55 billion at June 30, 2005. The decrease was due primarily to a decrease of $136.3 million in deposits. Advance payments by borrowers for taxes and insurance decreased by $16.6 million due to the timing of escrow payments. The Bank is accounting for the interest rate swaps hedging the FHLB advances using the shortcut method, whereby any gain or loss in the fair value on the interest rate swaps is offset by a gain or loss on the hedged FHLB advances. There was a decrease of $8.2 million in FHLB advances due to the fair value adjustment recorded on the swapped FHLB advances. The decrease in liabilities was offset by an increase of $5.4 million in accounts payable and accrued expenses due primarily to the interest rate swap fair value adjustment.

  From September 30, 2004 to June 30, 2005, deposits decreased $136.3 million to $3.99 billion, due primarily to a decrease in certificates of $132.4 million. There are several local competitors offering certificates with original maturities less than 18 months at rates more than 50 basis points higher than our comparable term certificates. We have not responded with comparable offerings as we do not believe the cost of such funds are balanced with the Bank's opportunities for investments.

  The table below presents the Company's deposit portfolio at the dates indicated.
	At			At			At			At
	June 30, 2005			March 31, 2005			December 31, 2004			September 30, 2004
		Average	% of		Average	% of		Average	% of		Average	% of
	Amount	Cost	Total	Amount	Cost	Total	Amount	Cost	Total	Amount	Cost	Total
	(Dollars in thousands)
Demand	$ 398,184	0.21%	9.98%	$ 413,530	0.21%	10.21%	$ 413,837	0.21%	9.97%	$ 380,463	0.21%	9.22%
Passbook & passcard	125,209	0.65	3.14	129,132	0.65	3.19	124,334	0.65	3.00	125,992	0.65	3.05
Money market select	908,997	1.94	22.77	937,695	1.86	23.14	927,472	1.78	22.34	929,862	1.33	22.53
Certificates	2,558,790	3.16	64.11	2,570,972	3.06	63.46	2,684,930	2.86	64.69	2,691,155	2.79	65.20
Total deposits	$3,991,180	2.51%	100.00%	$4,051,329	2.41%	100.00%	$4,150,573	2.29%	100.00%	$4,127,472	2.16%	100.00%

  The following table presents deposit activity for the periods indicated.

	For the Three Months Ended				For the Nine Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,
	2005	2005	2004	2004	2005	2004
	(Dollars in thousands)				(Dollars in thousands)
Opening balance	$ 4,051,329	$ 4,150,573	$ 4,127,472	$ 4,174,113	$ 4,127,472	$ 4,237,889
Deposits	1,805,908	1,692,679	1,697,254	1,619,660	5,195,841	4,888,086
Withdrawals	1,888,262	1,813,327	1,694,423	1,686,291	5,396,012	5,014,164
Interest credits	22,205	21,404	20,270	19,990	63,879	62,302
Ending balance	$ 3,991,180	$ 4,051,329	$ 4,150,573	$ 4,127,472	$ 3,991,180	$ 4,174,113

Net (decrease) increase	$ (60,149)	$ (99,244)	$ 23,101	$ (46,641)	$ (136,292)	$ (63,776)

  Stockholders' Equity. Total stockholders' equity increased $32.9 million from $832.4 million at September 30, 2004 to $865.3 million at June 30, 2005. The increase was due primarily to $52.2 million in net income and partially due to ESOP related transactions and the exercise of stock options. The increase in stockholders' equity was partially offset by dividends paid of $30.5 million and by the acquisition of treasury stock.

  As shares are released from the ESOP for allocation, compensation expense is recognized and the balance of Unearned Compensation ESOP is reduced. Dividends paid on unallocated shares in the ESOP are used to fund the debt service associated with acquiring the shares. Dividends received on unallocated shares in the ESOP in excess of the debt service are distributed to participants or participants' ESOP accounts after the end of each fiscal year. The distribution of the excess dividends are recorded as a reduction in Unearned Compensation ESOP. During fiscal year 2004, there were $2.6 million of dividends paid on unallocated ESOP shares in excess of the scheduled ESOP debt service. The $2.6 million was distributed during the first quarter of fiscal year 2005 which reduced Unearned Compensation ESOP. There are $555 thousand of fiscal year 2005 dividends estimated to be in excess of the scheduled debt service for fiscal year 2005 recorded in Unearned Compensation ESOP which offset the $2.6 million distributed. These two items resulted in a net reduction of $2.1 million in Unearned Compensation ESOP.

  Each quarter since the Company's initial public offering, approximately 50,410 shares of Company stock have been allocated to the ESOP participants, decreasing the balance of ESOP unearned compensation by $504 thousand per quarter or $1.5 million to date in fiscal year 2005. During the first nine months of fiscal year 2005, mark-to-market adjustments of $3.7 million were recorded in additional paid-in capital on the allocated shares in accordance with SOP 93-6.

  The balance of treasury stock decreased $4.8 million and the balance of additional paid-in capital increased $4.2 million during the nine months ended June 30, 2005 due to the exercise of stock options. The Company acquired $4.9 million of treasury stock during the period, of which $2.8 million were due to the surrender of shares in payment for the exercise of options.

  Dividends from the Company are the only source of funds for MHC. It is expected that MHC will waive future dividends except to the extent dividends are needed to fund continuing operations. The following table shows the number of shares eligible to receive dividends ("public shares") because of the waiver of dividends by MHC at June 30, 2005:
Total voting shares outstanding at September 30, 2004	73,990,801
Treasury stock acquisitions	(137,837)
Net RRP grants (net of forfeitures)	11,200
Options exercised, net	507,618
Total voting shares outstanding at June 30, 2005	74,371,782
Unvested shares in ESOP	(1,814,746)
Shares held by MHC	(52,192,817)
Total public shares at June 30, 2005	20,364,219

  The following table presents dividends paid each quarter for calendar years 2005, 2004 and 2003. The actual amount of the dividend to be paid during the quarter ending September 30, 2005, as declared on July 26, 2005, will be based upon the number of shares outstanding on the record date, August 5, 2005. The amount shown below is based upon shares outstanding on July 29, 2005. This does not represent the actual dividend payout, but rather management's estimate of the number of dividend shares and total dividend payout at this time.
	Calendar Year
	2005	2004	2003
Quarter ended March 31
Number of dividend shares	20,634,728	19,220,972	18,709,623
Dividend per share	$0.50	$0.50	$0.22
Total dividends paid	$10,317	$9,610	$4,116
Quarter ended June 30
Number of dividend shares	20,393,519	19,633,381	18,773,223
Dividend per share	$0.50	$0.50	$0.23
Total dividends paid	$10,197	$9,817	$4,318
Quarter ended September 30
Number of dividend shares	20,363,319	19,762,800	18,889,120
Dividend per share	$0.50	$0.50	$0.24
Total dividends paid	$10,182	$9,881	$4,533
Quarter ended December 31
Number of dividend shares	N/A	20,051,788	19,165,403
Dividend per share	N/A	$0.50	$0.50
Total dividends paid	N/A	$10,026	$9,582
Special year end dividend
Number of dividend shares	N/A	N/A	19,171,397
Dividend per share	N/A	N/A	$0.81
Total dividends paid	N/A	N/A	$15,529

Calendar year-to-date dividends per share	$1.50	$2.00	$2.00

  Comparison of Operating Results for the Three Months Ended June 30, 2005 and 2004

  For the three months ended June 30, 2005, the Company recognized net income of $16.2 million, compared to net income of $9.5 million for the same quarter one year ago, an increase of $6.7 million. The increase in net income was due primarily to an increase in net interest and dividend income of $11.6 million between the two quarters, offset by an increase of $3.5 million in income tax expense.

  The increase in net interest and dividend income compared to the same quarter one year ago was partially due to the $8.5 million increase in interest income on loans. The average balance of loans increased $712.0 million, while the average yield decreased 11 basis points between the two quarters. The increase in the average balance of loans was due primarily to the purchase of mortgage loans. The decrease in the average yield was due to the reduction in the average rate on mortgages held in the portfolio as a result of loan modifications, refinances, purchases and originations of mortgage loans at rates which are generally below the existing average loan portfolio rate.

  The $7.9 million decrease in interest expense on FHLB advances compared to the same quarter one year ago also contributed to the increase in net interest and dividend income. The average rate on the FHLB advances decreased 127 basis points compared to the prior year quarter due primarily to refinancing certain FHLB advances in July 2004. The refinancing of FHLB advances reduced the interest expense on the FHLB advances by $11.9 million compared to the prior year quarter. The reduction in interest expense was partially offset by a $3.9 million increase in interest expense on the variable-rate portion of the interest rate swaps due to the increase in the one month LIBOR rate between the two periods. The swapped FHLB advances had an average pay rate of 5.50% during the quarter, versus 3.58% for the prior year quarter. Because the pay rate on the swapped FHLB advances is adjustable (248 basis points over one month LIBOR), our interest expense on these advances will continue to increase if the one month LIBOR rate continues to increase. See "Item 3. Quantitative and Qualitative Disclosure about Market Risk."

  The $2.6 million decrease in interest income on investment securities compared to the same quarter one year ago partially offset the increase in interest and dividend income. The average yield on investment securities decreased 25 basis points and the average balance decreased $187.7 million. The decrease in the average yield and the average balance is due to the maturities of higher yielding securities which were not replaced with the same type of asset.

  The $2.0 million increase in interest expense on deposits compared to the same quarter one year ago also partially offset the increase in interest income on loans. The average rate on deposits increased 29 basis points while the average balance decreased $169.0 million due primarily to a decrease in the certificate of deposit portfolio.

  Other income increased due primarily to an increase in retail fees and charges. The increase in retail fees and charges was partially due to an increase in Visa debit card income as a result of an increase in customer usage and an increase in the overdraft fee charged to customers beginning in February 2005.

  Other expenses increased $1.6 million to $18.8 million for the quarter ended June 30, 2005. There was a $994 thousand increase in other, net and a $709 thousand increase in Regulatory and other services. The change in other, net is due to MSR impairment charges of $421 thousand recorded in the current quarter compared to a recovery of the MSR impairment allowance totaling $471 thousand in the same quarter one year ago. During the current quarter, the MSR prepayment speed assumptions were increased and the discount rate was updated to reflect current market interest rates. The changes in these assumptions resulted in an increase in the MSR impairment allowance of $141 thousand and a MSR other than temporary impairment charge of $280 thousand during the quarter. The increase in regulatory and other services was due primarily to additional consulting and audit fees incurred due to Sarbanes-Oxley Act of 2002 Section 404 ("SOX 404") compliance. For the quarter ended June 30, 2005, regulatory and other services included consulting fees related to SOX 404 of $338 thousand and audit fees related to SOX 404 of $139 thousand. Consulting and audit fees relating to SOX 404 are expected to be at or above these levels in the quarter ended September 30, 2005.

  Income tax expense increased from $6.4 million for the quarter ended June 30, 2004 to $9.9 million for the quarter ended June 30, 2005. The effective tax rate for the current quarter was 38.0%, a decrease of 232 basis points from the same period one year ago. The decrease in the effective tax rate was primarily a result of the increased level of earnings of the Company which reduced the impact of certain nondeductible expenses and a change in the Company's estimate of the impact of tax benefits associated with the ESOP. The increase in the amount of income tax expense was a direct result of an increase in earnings compared to the same period one year ago.

  The Company's efficiency ratio for the quarter ended June 30, 2005 was 41.99% compared to 52.21% for the quarter ended June 30, 2004. The improvement in the efficiency ratio was largely due to the increase in net interest income, primarily a result of refinancing certain FHLB advances. The efficiency ratio measures a financial institution's total other expenses as a percent of its net interest margin and its other income. A lower value indicates that a financial institution is generating revenue with a lower level of expense. Another measure of a financial institution's ability to operate effectively is the operating expense ratio. The operating expense ratio is the ratio of total other expenses to total average assets. The Company's operating expense ratio for the quarter ended June 30, 2005 was 0.89%, compared to 0.84% one year ago.

  The following table presents the three month average balances of our assets, liabilities and stockholders' equity and the related yields and costs on our interest-earning assets and interest-bearing liabilities for the periods indicated. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Three Months Ended
	June 30, 2005		March 31, 2005		December 31, 2004		September 30, 2004		June 30, 2004
	Average		Average		Average		Average		Average
	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,092,962	5.45%	$4,955,593	5.42%	$4,816,683	5.46%	$4,660,619	5.50%	$4,380,996	5.56%
Mortgage-related securities	2,470,965	3.67	2,622,631	3.71	2,704,181	3.59	2,788,155	3.44	3,015,177	3.11
Investment securities	496,781	4.66	553,954	4.74	632,010	4.90	642,069	4.91	684,454	4.91
Cash and cash equivalents	34,069	2.79	52,738	2.34	47,927	1.73	99,751	1.28	88,105	0.86
Capital stock of FHLB	177,934	4.98	175,984	4.49	174,146	4.18	172,511	3.75	172,254	3.50
Total interest-earning assets (1)	8,272,711	4.85	8,360,900	4.80	8,374,947	4.76	8,363,105	4.68	8,340,986	4.53
Other noninterest-earning assets	182,027		175,421		191,941		167,222		118,273
Total assets	$8,454,738		$8,536,321		$8,566,888		$8,530,327		$8,459,259

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits	$3,993,758	2.44	$4,106,217	2.33	$4,126,050	2.22	$4,151,506	2.17	$4,162,807	2.15
FHLB advances (2)	3,441,390	4.22	3,441,798	4.09	3,450,167	3.95	3,383,679	4.19	3,193,246	5.49
Borrowings, other	53,386	5.99	53,372	5.50	53,360	4.92	53,343	4.45	53,277	3.99
Total interest-bearing liabilities	7,488,534	3.28	7,601,387	3.15	7,629,577	3.02	7,588,528	3.08	7,409,330	3.60
Other noninterest-bearing liabilities	104,833		83,399		97,422		79,326		84,350
Stockholders' equity	861,371		851,535		839,889		862,473		965,579
Total liabilities and
stockholders' equity	$8,454,738		$8,536,321		$8,566,888		$8,530,327		$8,459,259

Net interest rate spread		1.57%		1.65%		1.74%		1.60%		0.93%
Net interest-earning assets	$784,177		$759,513		$745,370		$774,577		$931,656
Net interest margin		1.87%		1.95%		1.99%		1.85%		1.30%
Ratio of interest-earning assets
to interest-bearing liabilities		1.10		1.10		1.10		1.10		1.13

Selected Performance Ratios:
Return on average assets (annualized)		0.76%		0.82%		0.87%		-0.94%		0.45%
Return on average equity (annualized)		7.50%		8.21%		8.85%		-9.31%		3.93%
Average equity to average assets		10.19%		9.98%		9.80%		10.11%		11.41%

  (1) Calculated net of deferred loan fees, loan discounts, and loans in process. Non-accruing loans are included in the loans receivable average balance at a yield of zero percent.

  (2) Includes a reduction in net interest expense of $1.3 million as a result of interest rate swaps for the three months ended June 30, 2005.

  The following table presents selected income statement information for the quarters indicated.
	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2005	2005	2004	2004	2004
Selected income statement data:	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Loans receivable	$69,436	$67,028	$65,723	$64,075	$60,916
Mortgage-related securities	22,656	24,353	24,271	24,010	23,427
Investment securities	5,784	6,563	7,745	7,879	8,403
All other interest and
dividend income	2,447	2,252	2,045	1,949	1,687
Total interest and
dividend income	100,323	100,196	99,784	97,913	94,433

Interest expense:
Deposits	24,267	23,644	23,072	22,670	22,295
FHLB advances	36,496	34,961	34,456	36,029	44,416
Other borrowings	808	734	670	606	538
Total interest expense	61,571	59,339	58,198	59,305	67,249

Provision for loan losses	--	--	--	44	20

Net interest and
dividend income	38,752	40,857	41,586	38,564	27,164

Other income	6,076	5,502	5,831	6,103	5,934
Prepayment penalty on FHLB advances	--	--	--	236,109	--
Other expenses	18,770	18,010	17,603	17,640	17,210
Income tax expense (benefit)	9,898	10,867	11,241	(79,094)	6,403
Net income (loss)	$16,160	$17,482	$18,573	($129,988)	$9,485

Basic earnings (loss) per share	$0.22	$0.24	$0.26	($1.81)	$0.13
Diluted earnings (loss) per share	$0.22	$0.24	$0.25	($1.81)	$0.13
Dividends declared per share	$0.50	$0.50	$0.50	$0.50	$0.50

  The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended June 30, 2005 to the quarter ended June 30, 2004. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate, (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year, and (3) changes due to both rate and volume, which are changes in the average balance multiplied by the change in the average rate.
	Quarter Ended June 30,
	2005 vs. 2004
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$ 9,919	$ (1,116)	$ (283)	$ 8,520
Mortgage-related securities	(4,229)	4,220	(762)	(771)
Investment securities	(2,304)	(434)	119	(2,619)
Capital stock of FHLB	52	639	21	712
Cash equivalents	(116)	424	(260)	48
Total interest-earning assets	$ 3,322	$ 3,733	$ (1,165)	$ 5,890

Interest-bearing liabilities:
Savings deposits	$ 1	$ (3)	$ --	$ (2)
Demand and NOW deposits	(23)	1,359	(10)	1,326
Certificate accounts	(1,134)	1,894	(112)	648
FHLB advances and other borrowings	3,846	(10,442)	(1,054)	(7,650)
Total interest-bearing liabilities	$ 2,690	$ (7,192)	$ (1,176)	$ (5,678)

Net interest income				$11,568

  The following table presents rate information at the dates indicated.
	June 30,	March 31,	December 31,	September 30,	June 30,
	2005	2005	2004	2004	2004
Average Yield / Cost at End of Period:
(annualized)
Loans receivable	5.44%	5.44%	5.48%	5.44%	5.47%
Mortgage-related securities	3.78	3.81	3.70	3.57	3.31
Investment securities	4.59	4.65	4.79	4.89	4.89
Deposits	2.51	2.41	2.29	2.16	2.18
FHLB advances	4.24	4.13	4.01	3.86	5.49
Borrowings, other	5.91	5.43	4.84	4.37	3.88

  The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended June 30, 2005 to the quarter ended March 31, 2005. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous quarter's average rate, (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous quarter, and (3) changes due to both rate and volume, which are changes in the average balance multiplied by the change in the average rate.
	Quarter Ended
	June 30, 2005 vs. March 31, 2005
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$ 1,879	$ 522	$ 7	$ 2,408
Mortgage-related securities	(1,409)	(306)	18	(1,697)
Investment securities	(678)	(113)	12	(779)
Capital stock of FHLB	43	218	2	263
Cash equivalents	(106)	59	(21)	(68)
Total interest-earning assets	$ (271)	$ 380	$ 18	$ 127

Interest-bearing liabilities:
Savings deposits	$ 1	$ (3)	$ --	$ (2)
Demand and NOW deposits	(17)	144	(1)	126
Certificate accounts	(520)	1,062	(43)	499
FHLB advances and other borrowings	36	1,567	6	1,609
Total interest-bearing liabilities	$ (500)	$ 2,770	$ (38)	$ 2,232

Net interest income				$ (2,105)

  Comparison of Operating Results for the Nine Months Ended June 30, 2005 and 2004

  For the nine months ended June 30, 2005, the Company recognized net income of $52.2 million compared to net income of $23.7 million for the same period one year ago, an increase of $28.5 million. The increase in net income was due primarily to an increase in net interest and dividend income of $43.6 million between the two periods, offset by an increase of $16.0 million in income tax expense.

  The increase in net interest and dividend income was due primarily to a decrease in interest expense on FHLB advances. The average rate on FHLB advances decreased 158 basis points compared to the prior year nine month period due primarily to refinancing certain FHLB advances in July 2004. The refinancing of FHLB advances reduced the interest expense on the FHLB advances by $36.7 million compared to the prior year period. The reduction in interest expense was partially offset by a $4.3 million increase in interest expense on the variable-rate portion of the interest rate swaps due to the increase in the one month LIBOR rate between the two periods. The swapped FHLB advances had an average pay rate of 5.01% during the first nine months of fiscal year 2005 compared to 3.59% for the same period one year ago. Because the pay rate on the swapped FHLB advances is adjustable (248 basis points over one month LIBOR), our interest expense on these advances will continue to increase if the one month LIBOR continues to increase. See "Item 3. Quantitative and Qualitative Disclosure about Market Risk."

  The $18.9 million increase in interest income on loans compared to the same period one year ago also contributed to the increase in net interest and dividend income. The average balance of loans increased $605.8 million, while the average yield decreased 18 basis points. The increase in the average balance of loans was due primarily to the purchase of mortgage loans. The decrease in the average yield was due to the reduction in the average rate on mortgages held in the portfolio as a result of loan modifications, refinances, purchases and originations of mortgage loans at rates which are generally below the existing average loan portfolio rate.

  The $8.0 million decrease in interest income on investment securities compared to the same period one year ago partially offset the increase in interest income on loans. The average balance of investment securities decreased $314.3 million, while the average yield increased 49 basis points. The average balance decreased due to the maturities of securities during fiscal year 2005 which were not replaced. The average yield increased due to the prior year including lower yielding securities, which primarily matured during the second quarter of fiscal year 2004.

  Other expenses decreased $906 thousand to $54.4 million for the nine month period ended June 30, 2005. The decrease was primarily in salaries and employee benefits due to a decrease in ESOP and RRP expenses and in other, net, due primarily to a net recovery of $153 thousand of the MSR impairment allowance in the current period while net MSR impairment charges totaling $637 thousand were recorded in the same period one year ago. The assumptions used to calculate the fair value of MSR are reviewed and updated quarterly. The decrease in other expenses was partially offset by an increase in regulatory and other services due to consulting and audit fees related to SOX 404 and also an increase in advertising expense due to long-term marketing campaigns. For the nine month period ended June 30, 2005, regulatory and other services included consulting fees related to SOX 404 of $718 thousand and audit fees related to SOX 404 of $139 thousand.

  Income tax expense increased from $16.0 million for the nine month period ended June 30, 2004 to $32.0 million for the nine month period ended June 30, 2005. The effective tax rate for the current nine month period was 38.0%, a decrease of 235 basis points from the same period one year ago. The decrease in the effective tax rate was primarily a result of the increased level of earnings of the Company, which reduced the impact of certain nondeductible expenses, and a change in the Company's estimate of the impact of tax benefits associated with the ESOP. The increase in the amount of income tax expense was a direct result of an increase in earnings compared to the same period one year ago.

  The Company's efficiency ratio for the nine months ended June 30, 2005 was 39.4% compared to 58.4% for the same period one year ago. The improvement in the efficiency ratio was largely due to the increase in net interest income, primarily a result of refinancing the FHLB advances. The Company's operating expense ratio for the nine months ended June 30, 2005 was 0.85%, compared to 0.88% one year ago.

  The following table presents the nine month average balances of our assets, liabilities and stockholders' equity and the related yields and costs on our interest-earning assets and interest-bearing liabilities for the periods indicated. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Nine Months Ended
	June 30, 2005		June 30, 2004
	Average		Average
	Outstanding	Yield/	Outstanding	Yield/
	Balance	Rate	Balance	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$4,955,953	5.44%	$4,350,166	5.62%
Mortgage-related securities	2,599,558	3.66	2,838,105	3.31
Investment securities	561,201	4.77	875,460	4.28
Cash and cash equivalents	45,266	2.21	88,008	0.86
Capital stock of FHLB	176,014	4.55	170,771	3.50
Total interest-earning assets (1)	8,337,992	4.80	8,322,510	4.60
Other noninterest-earning assets	180,356		134,672
Total assets	$8,518,348		$8,457,182

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits	$4,079,841	2.33	$4,165,774	2.25
FHLB advances (2)	3,444,482	4.08	3,208,219	5.66
Borrowings, other	53,373	5.47	19,251	3.98
Total interest-bearing liabilities	7,577,696	3.15	7,393,244	3.73
Other noninterest-bearing liabilities	89,985		96,737
Stockholders' equity	850,667		967,201
Total liabilities and stockholders' equity	$8,518,348		$8,457,182

Net interest rate spread		1.65%		0.87%
Net interest-earning assets	$ 760,296		$ 929,266
Net interest margin		1.94%		1.24%
Ratio of interest-earning assets
to interest-bearing liabilities		1.10		1.13

Selected Performance Ratios:
Return on average assets (annualized)		0.82%		0.37%
Return on average equity (annualized)		8.18%		3.27%
Average equity to average assets		9.99%		11.44%

  (1) Calculated net of deferred loan fees, loan discounts, and loans in process. Non-accruing loans are included in the loans receivable average balance at a yield of zero percent.

  (2) Includes a reduction in net interest expense of $6.9 million as a result of interest rate swaps for the nine months ended June 30, 2005.

  The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the nine months ended June 30, 2005 to the nine months ended June 30, 2004. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate, (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year, and (3) changes due to both rate and volume, which are changes in the average balance multiplied by the change in the average rate.
	For the Nine Months Ended
	2005 vs. 2004
	Increase (Decrease) Due to
			Rate/
	Volume	Rate	Volume	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$ 25,545	$ (5,681)	$ (967)	$ 18,897
Mortgage-related securities	(6,003)	7,450	(626)	821
Investment securities	(10,096)	3,218	(1,155)	(8,033)
Capital stock of FHLB	130	1,346	41	1,517
Cash equivalents	(278)	893	(434)	181
Total interest-earning assets	$ 9,298	$ 7,226	$ (3,141)	$ 13,383

Interest-bearing liabilities:
Savings deposits	$ 17	$ (9)	$ --	$ 8
Demand and NOW deposits	31	3,161	10	3,202
Certificate accounts	(2,290)	(205)	7	(2,488)
FHLB advances and other borrowings	7,671	(38,166)	(456)	(30,951)
Total interest-bearing liabilities	$ 5,429	$ (35,219)	$ (439)	$ (30,229)

Net interest income				$ 43,612

  Liquidity and Capital Resources

  Liquidity management is both a daily and long-term function of our business management. The Bank's most available liquid assets, represented by cash and cash equivalents, mortgage-related securities available-for-sale and short-term investment securities, are a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, FHLB advances, repayments on and maturities of outstanding loans and mortgage-related securities, other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and payments on short-term investments are relatively predictable sources of funds, deposit flows and prepayments on loans and mortgage-related securities are greatly influenced by general interest rates, economic conditions and competition and are less predictable sources of funds. To the extent possible, the Bank manages the cash flows of its portfolios by the rates it offers customers. Sources of funds are used primarily to meet our ongoing operations, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. At June 30, 2005, approximately $1.51 billion of our $3.99 billion in deposits were certificates of deposit scheduled to mature within one year. Although, based on past experience and our pricing strategy, we expect that a majority of these maturing deposits will renew, no assurance can be given in this regard.

  FHLB advances have been used to provide funds for lending and investment activities. FHLB lending guidelines set borrowing limits as part of their underwriting standards. At June 30, 2005, the Bank's ratio of the face amount of advances to total assets, as reported to the OTS, was 40.9%. Our advances are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to FHLB Topeka. Advances in excess of 40 percent of total assets, but not exceeding 55 percent of total assets, may be approved by the president of FHLB Topeka based upon a review of documentation supporting the use of the advances. In July 2004, the president of FHLB Topeka approved an increase in the Bank's borrowings to 45 percent of total assets for one year. In July 2005, this approval was extended through July 2006. Currently, the blanket pledge is sufficient collateral for the FHLB advances. It is possible that increases in our borrowings or decreases in our loan portfolio could require the Bank to pledge available-for-sale securities as collateral on the FHLB advances. The Bank's policy allows borrowing from FHLB of up to 55 percent of total assets. The Bank could utilize other sources, such as secondary market repurchase agreements, for liquidity purposes, which the Bank has used in the past, but not in recent years.

  The Company issued $53.6 million in Junior Subordinated Deferrable Interest Debentures ("debentures") in March 2004 in connection with a trust preferred securities offering. The Company received, net, $52.0 million from the issuance of the debentures and an investment of $1.6 million in Capitol Federal Financial Trust I (the "Trust"). The Company did not down-stream the proceeds to be used by the Bank for Tier 1 capital because the Bank exceeded all regulatory requirements to be a well-capitalized institution. Instead, the Company deposited the proceeds into certificate accounts at the Bank to be used to further the Company's general corporate and capital management strategies which could include the payment of future dividends. At June 30, 2005, Capitol Federal Financial, at the holding company level, had $133.7 million in cash and certificates of deposit.

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

  The Company's contractual obligations related to operating leases and debentures have not changed significantly from September 30, 2004. The following table summarizes our other contractual obligations as of June 30, 2005.

	Maturity Range

		Less than	1 - 3	4 - 5	After
	Total	1 year	years	years	5 years
	(Dollars in thousands)

FHLB Advances	$3,450,000	$ 200,000	$1,675,000	$1,175,000	$400,000

Commitments to originate and
purchase loans	250,691	250,691	--	--	--

Commitments to originate non-
mortgage loans	1,374	1,374	--	--	--

Commitments to fund unused
home equity lines of credit	270,275	270,275	--	--	--

Unadvanced portion of
construction loans	17,611	17,611	--	--	--

  The maturity schedule for our certificates of deposit portfolio at June 30, 2005 is located under "Item 3. Quantitative and Qualitative Disclosure About Market Risk". We anticipate that we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

  The Bank has interest rate swap agreements with a notional amount of $800.0 million. The counterparties with whom we have entered into the interest rate swap agreements are rated as AA- or higher per our internal policies. The counterparties' ratings are reviewed annually by management. Counterparties to the interest rate swaps require collateral for their exposure to the Bank not being able to meet its future obligations under the terms of the interest rate swap agreements. The exposure is estimated daily by calculating a value for the swap on a net settlement basis. When the valuation indicates that the Bank has a future obligation to a counterparty, we may be required to post collateral sufficient to satisfy the counterparty's exposure. When required, the collateral pledged to the counterparty would be restricted and not available-for-sale. The counterparties have different collateralization level requirements. The Bank posted $37.8 million of available-for-sale mortgage-related securities as collateral as of June 30, 2005. If the future obligation indicates that the Bank has a net receivable from the counterparties, the Bank could have a certain level of exposure to the extent the counterparties are not able to satisfy their obligations to the Bank.

  One of the counterparties requires that the Bank maintain a minimum credit rating, based upon an independent rating source, as outlined in their interest rate swap agreement. If the Bank's credit rating drops below the minimum credit rating required, the counterparty has the right to terminate the interest rate swap agreement or require additional collateral to reduce their credit risk exposure.  During the quarter ended June 30, 2005, the Bank received notice from the counterparty that, based on the Bank's financial information through December 31, 2004, the Bank's credit rating had dropped below the minimum credit rating required.  The counterparty did not exercise their option to terminate the interest rate swap agreement; rather they required additional collateral of $2.5 million, which the Bank provided. As of June 30, 2005, the Bank's credit rating increased to a level which is no longer below the minimum credit rating required.

  Contingencies

  In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the suits are expected to have a material adverse effect on the Company's consolidated financial statements for the current interim period or future periods.

  Capital

  Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well-capitalized" status for the Bank in accordance with regulatory standards. Total equity for the Bank was $765.5 million at June 30, 2005, or 9.1% of its total assets on that date. As of June 30, 2005, the Bank exceeded all capital requirements of the OTS. The following table presents the Bank's capital ratios at June 30, 2005 based upon regulatory guidelines.

		Regulatory
		Requirement
	Bank	For "Well
	Ratios	Capitalized" Status
Core capital	9.1%	5.0%
Tier I risk-based capital	21.5	6.0
Total risk-based capital	21.4	10.0

  The long-term ability of the Company to pay dividends to its shareholders is based primarily upon the ability of the Bank to make capital distributions to the Company. Under OTS safe harbor regulations, the Bank may distribute to the Company capital not exceeding net income for the current calendar year and the prior two calendar years. Due to refinancing the FHLB advances in July 2004, the Bank is required to obtain a waiver of the safe harbor regulation from the OTS for capital distributions to the Company through at least December 31, 2006. The Bank cannot distribute capital to the Company unless it continues to receive waivers of the safe harbor regulation from the OTS during the current waiver period. Currently, the Bank has authorization from the OTS to distribute capital from the Bank to the Company through the quarter ending June 30, 2006. Since the Bank maintains excess capital, operates in a safe and sound manner and complies with the interest rate risk management guidelines of the OTS, it is management's belief that the Bank will be able to continue to receive waivers to distribute, from the Bank to the Company, the net income of the Bank.

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

  ALCO regularly reviews the interest rate risk exposure of the Bank by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and measuring the market value of portfolio equity at various dates. The market value of portfolio equity is defined as the net of the present value of the cash flows of an institution's existing assets, liabilities and off-balance sheet instruments. The present values are determined in alternative interest rate environments providing potential changes in market value of portfolio equity under those alternative interest rate environments.

  For each quarter end in the following table, the estimated percentage change in the Bank's net interest income based on the indicated instantaneous, parallel and permanent change in interest rates are presented. The percentage change in each interest rate environment represents the difference between estimated net interest income in the 0 basis point interest rate environment ("base case", assumes market and product interest rates do not change from the as-of date) and estimated net interest income in each alternative interest rate environment (assumes market and product interest rates change by the indicated change in rates). Estimations of net interest income used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented. The estimation of net interest income does not include any change in the amount of unamortized premium on mortgage-related securities, any projected gain-on-sale related to the sale of loans or the effect of the use of new interest rate swaps derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments. It is important to consider that the estimated changes in net interest income are for a cumulative four-quarter period. These do not reflect the earnings expectations of management.
Percentage Change in Net Interest Income (next four quarters)

Change	At
(in Basis Points)	June 30,	March 31,	December 31,	September 30,	June 30,
in Interest Rates(1)	2005	2005	2004	2004	2004
-300 bp	n/m(2)	n/m(2)	n/m(2)	n/m(2)	n/m(2)
-200 bp	-2.31	n/m(2)	n/m(2)	n/m(2)	n/m(2)
-100 bp	1.83	4.10	-0.43	-2.09	1.43
0 bp	--	--	--	--	--
100 bp	-7.74	-8.45	-7.06	-5.54	-9.10
200 bp	-17.37	-18.11	-15.79	-13.68	-19.50
300 bp	-27.94	-28.37	-25.50	-22.44	-34.12

  (1) Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

  (2) Not meaningful, some market rates would compute to a rate less than zero percent.

  During July 2004, the Bank refinanced its unhedged FHLB advances which significantly lowered the rate of interest paid to the FHLB on those borrowings as well as increasing the balance of its outstanding advances. Because of the refinancing of the Bank's advances, it is more appropriate to compare the changes in sensitivity in the Bank's net interest income between the period ended June 30, 2005 and September 30, 2004. There is not a significant difference in the sensitivity of the Bank's net interest income to an increase in interest rates. The primary drivers for the decrease in the estimated net interest income in the increasing rate environments are anticipated increases in costs of deposits and interest rate swaps in excess of the increases in yield in the loan and investment and mortgage-related securities portfolios. The increase in the cost of deposits is primarily a result of the relatively short average maturity of the Bank's certificate of deposit portfolio. The increase in the costs of the interest rate swaps is due to the immediate repricing nature of the swaps with no caps, which results in the interest rate swaps experiencing the full impact of the rate change immediately. Changes in the rates on the mortgage loan and mortgage-related securities portfolios happen at a slower pace, compared to the interest-bearing liabilities, because only the amount of cash flow received on the repayment of these portfolios is reinvested at the higher rates. The increase in the estimated net interest income if interest rates were to decrease 100 basis points is primarily the result of the immediate decrease in the cost of our interest rate swaps and the rapid decrease in the cost of deposits compared to a slower decrease in the yield on our interest-earning assets.

  The following table sets forth the estimated percentage change in the Bank's Market Value of Portfolio Equity ("MVPE") at each quarter end presented based on the indicated instantaneous, parallel and permanent change in interest rates. The percentage change in each interest rate environment represents the difference between MVPE in the base case and MVPE in each alternative interest rate environment. The estimations of MVPE used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change, that any repricing of assets or liabilities occurs at anticipated product or market rates for the alternative rate environments as of the dates presented and that different prepayment assumptions are used in each alternative interest rate environment. It is important to consider that the estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment. The table presents the effects of the change in interest rates on our assets and liabilities as they mature, repay or reprice as shown by the change in the MVPE in changing interest rate environments.

Percentage Change in Market Value of Portfolio Equity

Change	At
(in Basis Points)	June 30,	March 31,	December 31,	September 30,	June 30,
in Interest Rates(1)	2005	2005	2004	2004	2004
-300 bp	n/m(2)	n/m(2)	n/m(2)	n/m(2)	n/m(2)
-200 bp	-10.71	n/m(2)	n/m(2)	n/m(2)	n/m(2)
-100 bp	-2.70	5.60	0.30	-5.32	-1.61
0 bp	--	--	--	--	--
100 bp	-8.60	-13.49	-12.54	-7.66	-8.81
200 bp	-20.91	-28.91	-28.38	-19.37	-22.16
300 bp	-34.89	-45.47	-45.28	-31.52	-37.88

  (1) Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

  (2) Not meaningful, some market rates would compute to a rate less than zero percent.

  During July 2004, the Bank refinanced its unhedged FHLB advances which significantly lowered the rate of interest paid to the FHLB on those borrowings as well as increased the balance of its outstanding advances. The impact on MVPE of the refinance was to increase, in the base case, the Bank's MVPE. The Bank continually reviews components of the models used for various purposes. As part of this ongoing process, during the current quarter, the Bank modified its methodology for determining the fair value of its FHLB advances to more closely align with third party methodologies and results. This change makes comparisons to prior period's measurement of sensitivity to changes in interest rates difficult since sensitivity measures for prior periods have not been recomputed using the modified methodology. For the current quarter, the primary driver for the Bank's sensitivity to changes in interest rates is the valuation of the interest rate swaps because the swaps reprice immediately to changes in interest rates. In addition to changes in sensitivity being driven by our changes in the estimated market value of the interest rate swaps, changes are also driven by changes in the estimated market values of our financial assets and liabilities. The market value of shorter term to maturity financial instruments is less sensitive to changes in interest rates than the market value of longer term to maturity financial instruments. Because of this, our certificates of deposit (which have relatively short average lives) tend to display less sensitivity to changes in interest rates than do our mortgage-related assets (which have relatively long average lives). This decreases the estimated value of the Bank's MVPE in rising rate environments. In decreasing rate environments the expected lives of our certificates of deposit are not expected to materially change resulting in similar, but opposite, changes in their market value. However, in lower rate environments the average lives of mortgage-related assets generally shorten due to borrowers typically prepaying their loans through either refinancing or utilizing our loan modification program. The change in the market value of mortgage-related assets is generally less than, but opposite from, the change in value of the mortgage-related assets when rates rise. The impact of the lower market valuation sensitivity of mortgage-related assets in lower rate environments offsets the benefit of the valuation of the interest rate swaps. As a result, the MVPE ratios decrease in lower rate environments.

  Gap Table: The following gap table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of June 30, 2005, based on the information and assumptions set forth in the notes below.

	Within Three Months	Three to Twelve Months	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets(1):
Loans receivable(2):
Mortgage loans:
Fixed	$ 247,202	$ 580,185	$ 1,028,196	$ 591,304	$ 836,288	$ 3,283,175
Adjustable	161,493	425,131	552,496	391,651	197,800	1,728,571
Other loans	174,335	6,448	7,419	4,059	14,975	207,236
Securities:
Non-mortgage(3)	25,015	190,482	150,000	40,000	50,000	455,497
Mortgage-related securities(4)	100,762	600,524	793,925	596,162	278,392	2,369,765
Other interest-earning assets	40,000	--	--	--	--	40,000
Total interest-earning assets	748,807	1,802,770	2,532,036	1,623,176	1,377,455	8,084,244

Interest-bearing liabilities:
Deposits:
Savings accounts(5)	2,536	7,606	20,659	17,571	76,837	125,209
NOW accounts(5)	8,369	25,108	67,381	54,203	243,123	398,184
Money market deposit accounts(5)	41,814	125,442	220,886	170,740	350,115	908,997
Certificates of deposit	338,390	1,167,936	887,863	159,739	4,862	2,558,790
Borrowings	944,661	100,000	1,450,000	800,000	200,000	3,494,661
Total interest-bearing liabilities	1,335,770	1,426,092	2,646,789	1,202,253	874,937	7,485,841

Excess (deficiency) of interest- earning assets over
interest-bearing liabilities	$ (586,963)	$ 376,678	$ (114,753)	$ 420,923	$ 502,518	$ 598,403

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$ (586,963)	$ (210,285)	$ (325,038)	$ 95,885	$ 598,403

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total assets at June 30, 2005	(6.97)%	(2.50)%	(3.86)%	1.14%	7.11%

Cumulative one-year gap at September 30, 2004		(5.54)%

  (1) Adjustable-rate loans are included in the period in which the rate is next scheduled to adjust, rather than in the period in which the loans are due or in the period in which repayments are expected to occur prior to their next rate adjustment. Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.

  (2) Balances have been reduced for non-performing loans, which totaled $4.4 million at June 30, 2005.

  (3) Based on contractual maturities.

  (4) Reflects estimated prepayments of mortgage-related securities in our portfolio.

  (5) Although our NOW accounts, passcard savings accounts and money market deposit accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities. The decay rates used on these accounts are based on assumptions developed based upon our actual experience with these accounts. If all of our NOW accounts, passcard savings accounts and money market deposit accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $1.43 billion, for a cumulative one-year gap of (17.01)% of total assets.

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

  The FHLB advances designated in hedging relationships have maturities ranging from May 2008 to August 2010. The following summarizes the interest rate swap agreements by maturity date at June 30, 2005:
	June 30, 2005
			Paying
Fiscal		Notional	1 Month			Receiving
Year	Fair	Principal	LIBOR		Interest	Interest
Maturity	Value(1)	Amount	Rate(2)	Margin	Rate	Rate	Spread
	(Dollars in thousands)
2008	$(4,043)	$225,000	3.11%	2.41%	5.52%	5.68%	0.16%
2010	(4,692)	575,000	3.11	2.51	5.62	6.35	0.73
	$(8,735)	$800,000	3.11%	2.48%	5.59%	6.16%	0.57%
    The one month LIBOR rate as of June 30, 2005 was 3.34%. This rate was used to calculate the fair value of the interest rate swaps at June 30, 2005.
    The one month LIBOR rate as of May 27, 2005 was 3.11%. This rate plus the margin noted above was the paying interest rate during June 2005.

  Changes in portfolio composition.  The following tables provide information regarding the fixed and adjustable rate composition of our loan and investment and mortgage-related security portfolios as well as the change in the composition of these portfolios from September 30, 2004 to June 30, 2005. Also presented are maturity schedules of our certificate of deposit portfolio and FHLB advances.

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

	For the Three Months Ended			For the Three Months Ended
	June 30, 2005			June 30, 2004
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
Origination - one- to four-family:
<= 15 years	$ 26,951	5.18%	6.65%	$ 47,956	4.99%	10.28%
> 15 years	103,071	5.62	25.42	99,792	5.69	21.40
Other real estate	2,830	6.13	0.70	1,200	5.88	0.26
Non real estate	8,909	7.03	2.20	4,768	6.85	1.02
Purchased loans	15,313	5.64	3.78	71,894	4.62	15.42
Total fixed-rate	157,074	5.64	38.75	225,610	5.23	48.38

Adjustable-Rate:
Origination - one- to four-family:
<= 36 months	7,722	4.42	1.91	16,408	3.69	3.52
> 36 months	49,609	4.87	12.24	63,244	4.58	13.56
Other real estate	--	--	--	--	--	--
Non real estate	33,406	6.78	8.24	35,465	4.82	7.60
Purchased loans	157,521	5.26	38.86	125,615	4.06	26.94
Total adjustable-rate	248,258	5.36	61.25	240,732	4.28	51.62

Total loan originations and purchases	$405,332	5.47%	100.00%	$466,342	4.74%	100.00%

Mortgage loan modifications	$ 28,955			$ 71,875

	For the Nine Months Ended			For the Nine Months Ended
	June 30, 2005			June 30, 2004
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
Origination - one- to four-family:
<= 15 years	$ 88,163	5.05%	7.60%	$ 116,131	5.09%	11.77%
> 15 years	251,556	5.60	21.68	253,903	5.74	25.73
Other real estate	8,188	6.39	0.71	4,956	6.35	0.50
Non real estate	19,511	6.94	1.68	11,426	6.53	1.16
Purchased loans	108,057	5.19	9.31	149,295	4.83	15.13
Total fixed-rate	475,475	5.47	40.98	535,711	5.37	54.29

Adjustable-Rate:
Origination - one- to four-family:
<= 36 months	27,474	4.16	2.37	44,248	3.76	4.49
> 36 months	120,247	4.73	10.37	148,426	4.53	15.04
Other real estate	--	--	--	--	--	--
Non real estate	87,515	6.26	7.54	97,583	4.83	9.89
Purchased loans	449,503	4.95	38.74	160,718	4.11	16.29
Total adjustable-rate	684,739	5.05	59.02	450,975	4.37	45.71

Total loan originations and purchases	$1,160,214	5.22%	100.00%	$ 986,686	4.91%	100.00%

Mortgage loan modifications	$ 106,279			$ 218,883

  Our loan portfolio remains primarily weighted in fixed-rate loans. The following table presents the distribution of our loan portfolio at the dates indicated.
	June 30, 2005			March 31, 2005			September 30, 2004
	Amount	Rate	% of Total	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate loans:
One- to four- family real estate:
<= 15 years (1)	$1,319,811	5.30%	25.21%	$1,351,974	5.31%	26.58%	$1,322,461	5.37%	27.59%
> 15 years (1)	1,900,380	5.92	36.29	1,846,493	5.95	36.31	1,796,451	6.02	37.47
Other real estate	77,295	6.15	1.48	77,454	6.13	1.52	81,540	6.13	1.70
Non real estate	33,977	6.98	0.65	29,394	6.88	0.58	26,266	6.83	0.55
Total fixed-rate loans	3,331,463	5.69	63.63	3,305,315	5.70	64.99	3,226,718	5.76	67.31

Adjustable-rate loans:
One- to four- family real estate:
<= 36 months (2)	828,568	4.67	15.83	712,137	4.57	14.00	626,208	4.55	13.06
> 36 months (2)	884,586	4.58	16.89	879,621	4.51	17.30	747,085	4.41	15.58
Other real estate	17,742	4.67	0.34	17,351	4.65	0.34	17,361	4.64	0.36
Non real estate	173,441	7.04	3.31	171,507	6.54	3.37	176,768	5.50	3.69
Total adjustable-rate loans	1,904,337	4.84	36.37	1,780,616	4.73	35.01	1,567,422	4.59	32.69
Total Loans	5,235,800	5.38%	100.00%	5,085,931	5.36%	100.00%	4,794,140	5.38%	100.00%

Less:
Loans in process	17,611			19,669			23,623
Deferred fees and discounts	12,451			15,094			18,794
Allowance for loan losses	4,413			4,454			4,495
Total loans receivable, net	$5,201,325			$5,046,714			$4,747,228
    Loans are reported based on their remaining term to maturity as of the date indicated.
    Loans are reported based on their term to next rate reset as of the date indicated.

  The following table presents the distribution of our investment and mortgage-related securities portfolios, at cost, at the dates indicated. Overall, fixed-rate securities comprised 45.1% of these portfolios at June 30, 2005 compared to 44.3% at September 30, 2004. The WAL is the estimated remaining maturity of the underlying collateral after projected prepayment speeds have been applied.

	June 30, 2005			March 31, 2005			December 31, 2004			September 30, 2004
	Balance	Rate	Yield	Balance	Rate	Yield	Balance	Rate	Yield	Balance	Rate	Yield
	(Dollars in thousands)
Fixed-Rate Investments:
Agency bonds	$ 455,497	4.67%	4.59%	$ 505,617	4.77%	4.65%	$ 587,814	4.99%	4.79%	$ 638,079	5.08%	4.89%
Mortgage-related securities, at cost	819,806	4.56	4.58	840,901	4.55	4.55	876,461	4.57	4.57	819,344	4.57	4.63
Total fixed-rate investments	1,275,303	4.60	4.58	1,346,518	4.63	4.59	1,464,275	4.74	4.66	1,457,423	4.79	4.74
WAL (in years)	3.18			3.90			3.21			3.32

Adjustable-Rate Investments:
Mortgage-related securities, at cost	1,553,867	4.15	3.35	1,711,863	4.11	3.45	1,757,853	4.09	3.26	1,832,558	4.06	3.09
Total adjustable-rate investments	1,553,867	4.15	3.35	1,711,863	4.11	3.45	1,757,853	4.09	3.26	1,832,558	4.06	3.09
WAL (in years)	2.41			2.87			2.71			2.81
Total investment portfolio, at cost	$2,829,170	4.35%	3.91%	$3,058,381	4.34%	3.95%	$3,222,128	4.38%	3.90%	$3,289,981	4.38%	3.82%

  Our certificates of deposit decreased from September 30, 2004 to June 30, 2005 by $132.4 million and the average cost of our certificates increased 37 basis points between the two reporting dates. Certificates maturing in one year or less at June 30, 2005 were $1.51 billion with an average cost of 2.92%. The following table presents the maturity of certificates of deposit at the dates indicated.
	June 30, 2005		March 31, 2005		December 31, 2004		September 30, 2004
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Certificates maturing within
0 to 3 months	$ 341,567	2.69%	$ 452,523	2.66%	$ 597,189	2.35%	$ 366,751	2.10%
3 to 6 months	426,675	2.92	264,620	2.61	351,211	2.62	475,937	2.39
6 months to one year	739,269	3.03	673,111	2.98	531,681	2.73	527,445	2.66
One year to two years	548,621	3.41	671,506	3.23	679,599	3.04	743,194	2.89
After two years	502,658	3.59	509,212	3.53	525,250	3.51	577,828	3.56
Total certificates	$2,558,790	3.16%	$ 2,570,972	3.06%	$2,684,930	2.86%	$2,691,155	2.79%

Average maturity (in years)	1.16		1.19		1.14		1.23

  The following table presents the maturity of FHLB advances at par as of June 30, 2005. The balance of advances excludes the $8.7 million unrealized loss adjustment on the swapped FHLB advances.
		Actual rates	Effective
		without	rates with
Maturity by		interest rate	interest rate
Fiscal Year	Amount	swaps	swaps
	(Dollars in thousands)
2005	$ 100,000	2.34%	2.34%
2006	100,000	3.36	3.36
2007	750,000	3.52	3.52
2008	1,125,000	4.23	4.20
2009	600,000	4.24	4.24
2010	775,000	5.90	5.37
Total	$3,450,000	4.37%	4.24%

  Item 4. Controls and Procedures

  An evaluation of Capitol Federal Financial's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended, (the "Act")) as of June 30, 2005, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

  During the quarter ended June 30, 2005, no change occurred in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

  SOX 404 requires that companies evaluate and annually report on their systems of internal control over financial reporting. In addition, our independent accountants must report on management's evaluation of its internal control over financial reporting. We are in the process of evaluating, documenting and testing our system of internal control over financial reporting to provide the basis for our report that will, for the first time, be a required part of our annual report on Form 10-K for the fiscal year ending September 30, 2005. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that if any control deficiencies are identified they will be remediated before the end of the 2005 fiscal year, or that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

  Part 2 -   OTHER INFORMATION

  Item 1.  Legal Proceedings
  We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

  Home<Index>

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

  See "Liquidity and Capital Resources - Capital" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the OTS restrictions on dividends from the Bank to the Company.

  The following table summarizes our share repurchase activity during the three months ended June 30, 2005 and additional information regarding our share repurchase program. Our current repurchase plan of 1,536,102 shares was announced on November 7, 2002. The plan has no expiration date.

	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased as	of Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plan
April 1, 2005 through
April 30, 2005	25,000	$ 34.56	25,000	648,305
May 1, 2005 through
May 31, 2005	20,000	33.72	20,000	628,305
June 1, 2005 through
June 30, 2005	11,500	33.44	11,500	616,805
Total	56,500	$ 34.03	56,500	616,805

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

  CAPITOL FEDERAL FINANCIAL

  Date:   August 4, 2005                                     By:   /s/ John B. Dicus
                                                                                       John B. Dicus, President and
                                                                                       Chief Executive Officer

  Date:   August 4, 2005                                   By:   /s/ Neil F. M. McKay
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