Form 10-K
period 2005-09-30
CAPITOL FEDERAL FINANCIAL
filed 2005-12-15
CIK 1074433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005 OR

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the NASDAQ National Market as of March 31, 2005, was $770.6 million..
The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the
Registrant that such person is an affiliate of the registrant.

As of December 2, 2005, there were issued and outstanding 74,290,789 shares of the Registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the year ended September 30, 2005.
Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended September 30, 2005.

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
  our ability to acquire funds from or invest funds in wholesale or secondary markets;
  the future earnings and capital levels of the Bank, which could affect the ability of the Company to pay dividends in accordance with its dividend policies;
  the credit risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;
  the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
  the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
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

The Bank is the only operating subsidiary of the Company. The Bank is a federally-chartered and insured savings bank headquartered in Topeka, Kansas and is examined and regulated by the Office of Thrift Supervision ("OTS"), its primary regulator. It is also regulated by the Federal Deposit Insurance Corporation ("FDIC"). We primarily serve the entire metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and a portion of the metropolitan area of greater Kansas City through 29 traditional and eight in-store banking offices. At September 30, 2005, we had total assets of $8.41 billion, deposits of $3.96 billion and total equity of $865.1 million.

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family ("single-family") residences. We also originate a limited amount of loans secured by first mortgages on nonowner-occupied one- to four-family residences, consumer loans, permanent and construction loans secured by commercial real estate and multi-family real estate loans. While our primary business is the origination of one- to four-family mortgage loans funded through retail deposits, we also purchase one- to four-family mortgage loans from nationwide lenders and correspondent lenders located within our Kansas City and Wichita market areas and market areas within our geographic region, and invest in certain investment and mortgage-related securities funded through retail deposits and advances from the Federal Home Loan Bank of Topeka ("FHLB"). We may originate loans outside our market area on occasion, and most of the whole loans we purchase are secured by properties located outside of our market area.

Our revenues are derived principally from interest on loans and mortgage-related securities and interest and dividends on investment securities. Our primary sources of funds are customer deposits, borrowings, scheduled amortization and prepayments of mortgage loan principal and mortgage-backed securities and calls and maturities of investment securities and funds provided by operations.

We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include passbook and statement savings accounts, money market accounts, interest bearing and non-interest bearing checking accounts and certificates of deposit with terms ranging from 91 days to 96 months.

Our executive offices are located at 700 South Kansas Avenue, Topeka, Kansas 66603, and our telephone number at that address is (785) 235-1341.

Available Information

Our Internet website address is www.capfed.com. Financial information, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports can be obtained free of charge from our website. The above reports are available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These reports are also available on the SEC's website at http://www.sec.gov.

Market Area and Competition

Our corporate office is located in Topeka, Kansas. We have a network of 37 branches located in 7 counties throughout the State of Kansas. We operate in three primary market areas: Johnson County, Kansas, the city of Wichita, Kansas and the cities of Topeka and Lawrence, Kansas. In addition to providing full service banking offices, we also provide our customers telephone and Internet banking capabilities. Management considers our strong retail banking network, together with our reputation for financial strength and customer service, as our major strengths in attracting and retaining customers in our market areas.

Johnson County, Kansas is located in the south central area of the Kansas City metropolitan area. According to the U.S. Census Bureau, Johnson County's estimated population was expected to increase approximately 10% from 2000 to 2004. The County's economy is well diversified. The 2004 inflation-adjusted local median household income in Johnson County was estimated to be $62,155 compared to the estimated national average of $44,684 and the estimated Kansas average of $41,638 as reported by the U.S. Census Bureau. The Johnson County market represents the greatest concentration of the Bank's retail operations, both lending and deposit gathering. Approximately half of the Bank's branches are located in the Johnson County market. The Bank ranked first in deposit market share in Johnson County, with 13.2% market share based on the FDIC "Summary of Deposits - Market Share Report" dated June 30, 2005. The Bank's market share percentage in Johnson County has been decreasing over the past 5 years, but we have continued to rank first in total deposit market share each of those years. The decrease in market share percentage has been a result of aggressive pricing in the market by other financial institutions and the entrance of new competitors such as credit unions, de novo institutions and increased banking locations. We believe Johnson County's highly diversified economy reduces our potential to a downturn in one or a handful of economic sectors.

Wichita is the largest city in Kansas. Approximately 70% of the U.S. general aviation aircraft is produced in Wichita. The Bank's second greatest concentration in retail operations is in Wichita. The Bank has six branches located in Wichita. The Bank ranked seventh in deposit market share in Wichita, with 7.0% market share based on the FDIC "Summary of Deposits - Market Share Report" dated June 30, 2005. The Bank's market share percentage and overall market ranking in Wichita has decreased over the past 5 years as a result of aggressive pricing by competitors and an increased number of financial institutions and banking locations. Since September 11, 2001, there has been a downturn in the U.S. general aviation market. We have not felt the impact of that downturn in the credit quality of our loan portfolio in Wichita. We believe this is a result of the majority of families having dual incomes and the gradual appreciation in the value of homes in Wichita.

Topeka is the Kansas state capital and therefore houses numerous state agencies. The University of Kansas is located in Lawrence. Topeka and Lawrence represent the third greatest concentration of the Bank's retail operations. The Bank has seven branches, including the home office, located in Topeka and four branches located in Lawrence. The Bank ranked first in deposit market share in Topeka and Lawrence combined, with 35.3% market share based on the FDIC "Summary of Deposits - Market Share Report" dated June 30, 2005. The Bank's market share percentage has been decreasing over the past 5 years, but we have continued to rank first in total deposit market share each of those years. The reason for the decrease in market share is the same as in our other major market areas.

We are one of the largest originators of one- to four-family mortgage loans in the state of Kansas. We attract customers through our strong relationships with real estate agents, our reputation, pricing, existing and walk-in customers and customers that apply on the Internet. Competition in originating one- to four-family mortgage loans primarily comes from other savings institutions, commercial banks, credit unions and mortgage bankers. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.

We purchase one- to four-family mortgage loans from nationwide lenders and correspondent lenders located generally within our Kansas City and Wichita market areas. Purchasing loans from nationwide lenders provides geographic diversification, reducing our exposure to concentrations of credit risk. At September 30, 2005 all of such purchased loans were secured by properties located in 48 states other than Kansas. The states where we had a greater than 5% concentration of our total purchased loans held in our portfolio at September 30, 2005 were comprised of: Illinois 12.9%; Florida 7.0%; Arizona 6.6%; Virginia 5.4%; Texas 5.1%; and Colorado 5.0%.

Lending Activities

General. Our primary lending activity is the origination of loans secured by first mortgages on one- to four-family residential properties. We also make consumer loans, construction loans secured by residential properties, commercial properties and multi-family real estate and loans secured by multi-family dwellings or commercial properties. Our mortgage loans carry either a fixed or an adjustable-rate of interest. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. At September 30, 2005, our net loan portfolio totaled $5.46 billion, which constituted 65.0% of our total assets. For a discussion of our market risk associated with loans, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure about Market Risk" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

All originated loans are generated by our own employees or loan agents. Loans over $450 thousand must be underwritten by two senior level underwriters. Any mortgage loan over $750 thousand must be approved by the Asset and Liability Management Committee ("ALCO") and loans over $1.5 million must be approved by the board of directors. For loans requiring ALCO and/or board of directors' approval, management is responsible for presenting to the ALCO and/or board of directors information about the creditworthiness of the borrower and the estimated value of the subject property. Information pertaining to the creditworthiness of the borrower generally consists of a summary of the borrower's credit history, employment, employment stability, net worth and income. The estimated value of the property must be supported by an independent appraisal report prepared in accordance with our appraisal policy.

At September 30, 2005, the maximum amount which we could have loaned to any one borrower and the borrower's related entities was approximately $115.4 million. Our largest lending relationship to a single borrower or a group of related borrowers on that date consisted of 13 multi-family real estate projects, three single-family homes and four commercial real estate projects located in Kansas and Texas, totaling $32.3 million. No single loan in this group exceeded $3.7 million at that date. With our largest lending relationship, the Bank had an additional commitment outstanding at September 30, 2005 to originate a loan of $3.5 million for a multi-family real estate project. Most of the multi-family real estate loans qualify for the low income housing tax credit program. We have over 20 years experience with this group of borrowers, who usually build and manage their own properties. All of these loans were current and performing in accordance with their terms at September 30, 2005.

The second largest lending relationship at September 30, 2005, consisted of six loans totaling $8.7 million. Three loans are secured by multi-family real estate units and three are secured by single-family homes. We have over 20 years of experience with the borrowers. All units were built and are presently being managed by the borrowers. Each of the loans to this group of borrowers were current and performing in accordance with its terms at September 30, 2005.

Loan Portfolio. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, net deferred fees and discounts and allowances for losses) as of the dates indicated.
	September 30,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$5,189,006	94.44%	$4,492,205	93.70%	$4,069,197	93.43%	$4,612,543	93.94%	$5,166,660	94.66%
Multi-family	40,636	0.74	35,421	0.74	38,464	0.88	45,985	0.94	48,991	0.90
Commercial	8,927	0.16	8,698	0.18	7,881	0.18	5,514	0.11	7,966	0.15
Construction and development(1)	45,312	0.83	54,782	1.14	48,537	1.11	48,023	0.98	44,712	0.82
Total real estate loans	5,283,881	96.17	4,591,106	95.76	4,164,079	95.60	4,712,065	95.97	5,268,329	96.53

Other Loans:
Consumer Loans:
Savings	8,377	0.15	9,141	0.19	10,963	0.25	11,931	0.24	14,466	0.26
Automobile	2,555	0.05	2,274	0.05	3,798	0.09	6,913	0.14	10,346	0.19
Home equity	197,626	3.60	189,861	3.96	173,656	3.99	175,551	3.58	161,239	2.95
Other	1,878	0.03	1,931	0.04	2,484	0.07	3,474	0.07	3,773	0.07
Total consumer loans	210,436	3.83	203,207	4.24	190,901	4.40	197,869	4.03	189,824	3.47
Commercial business loans	70	--	129	--	201	--	151	--	25	--
Total other loans	210,506	3.83	203,336	4.24	191,102	4.40	198,020	4.03	189,849	3.47
Total loans receivable	5,494,387	100.00%	4,794,442	100.00%	4,355,181	100.00%	4,910,085	100.00%	5,458,178	100.00%

Less:
Loans in process	14,803		23,623		27,039		21,764		20,057
Net deferred fees and discounts	10,856		18,794		15,896		15,678		16,652
Allowance for losses	4,598		4,495		4,550		4,825		4,837
Total loans receivable, net	$5,464,130		$4,747,530		$4,307,696		$4,867,818		$5,416,632

(1) At September 30, 2005, there were no development loans in the loan portfolio.

The following table shows the composition of our loan portfolio by fixed and adjustable-rate loans at the dates indicated.

	September 30,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$3,273,627	59.58%	$3,118,912	65.06%	$3,005,475	69.01%	$3,418,360	69.62%	$3,325,203	60.92%
Multi-family	40,100	0.73	34,828	0.73	37,819	0.87	44,494	0.91	47,411	0.87
Commercial	8,887	0.16	8,654	0.18	7,834	0.18	4,996	0.10	5,146	0.10
Construction and development(1)	26,418	0.49	38,058	0.79	36,588	0.84	31,944	0.65	30,936	0.57
Total real estate loans	3,349,032	60.96	3,200,452	66.76	3,087,716	70.90	3,499,794	71.28	3,408,696	62.46

Consumer	39,617	0.72	26,439	0.55	26,817	0.62	38,828	0.79	46,971	0.85
Commercial business	70	--	129	--	201	--	151	--	25	--
Total fixed-rate loans	3,388,719	61.68	3,227,020	67.31	3,114,734	71.52	3,538,773	72.07	3,455,692	63.31

Adjustable-Rate Loans:
Real estate:
One- to four-family	1,915,379	34.86	1,373,293	28.64	1,063,722	24.42	1,194,183	24.32	1,841,457	33.74
Multi-family	536	0.01	593	0.01	645	0.01	1,491	0.03	1,580	0.03
Commercial	40	--	44	--	47	--	518	0.01	2,820	0.05
Construction and development(1)	18,894	0.34	16,724	0.35	11,949	0.28	16,079	0.33	13,776	0.25
Total real estate loans	1,934,849	35.21	1,390,654	29.00	1,076,363	24.71	1,212,271	24.69	1,859,633	34.07

Consumer	170,819	3.11	176,768	3.69	164,084	3.77	159,041	3.24	142,853	2.62
Total adjustable-rate loans	2,105,668	38.32	1,567,422	32.69	1,240,447	28.48	1,371,312	27.93	2,002,486	36.69
Total loans	5,494,387	100.00%	4,794,442	100.00%	4,355,181	100.00%	4,910,085	100.00%	5,458,178	100.00%

Less:
Loans in process	14,803		23,623		27,039		21,764		20,057
Net deferred fees and discounts	10,856		18,794		15,896		15,678		16,652
Allowance for loan losses	4,598		4,495		4,550		4,825		4,837
Total loans receivable, net	$5,464,130		$4,747,530		$4,307,696		$4,867,818		$5,416,632

(1) At September 30, 2005, there were no development loans in the loan portfolio.

The following table presents the contractual maturity of our loan portfolio at September 30, 2005, net of loans in process. Mortgage loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.
			Multi-family and						Commercial
	One- to Four-Family		Commercial		Construction (2)		Consumer		Business		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Amounts due:
Within one year(1)	$ 1,546	5.57%	$ 91	6.25%	$28,985	5.09%	$ 6,061	5.11%	$ --	--%	$ 36,683	5.12%

After one year:
One through five years	27,600	6.25	745	7.50	1,524	5.23	8,878	7.09	--	--	38,747	6.43
After five years	5,159,860	5.29	48,727	6.48	--	--	195,497	7.57	70	6.73	5,404,154	5.38
Total due after one year	5,187,460	5.30	49,472	6.50	1,524	5.23	204,375	7.55	70	6.73	5,442,901	5.39

Totals loans	$5,189,006	5.30%	$49,563	6.49%	$30,509	5.10%	$210,436	7.48%	$ 70	6.73%	5,479,584	5.39%

Less:
Deferred loan fees											10,856
Allowance for loan losses											4,598
Total loans receivable, net											$5,464,130

(1) Includes demand loans, loans having no stated maturity and overdraft loans.

(2) Construction loans are presented based upon the term to complete construction.

The following table presents, as of September 30, 2005, the amount of loans due after September 30, 2006, and whether these loans have fixed or adjustable interest rates.
	Maturing After September 30, 2006
	Fixed	Adjustable	Total
Real Estate Loans:
One- to four-family	$3,272,184	$1,915,276	$5,187,460
Multi-family and Commercial	48,896	576	49,472
Construction	1,187	337	1,524
Consumer	34,716	169,659	204,375
Commercial Business	70	--	70
Total	$3,357,053	$2,085,848	$5,442,901

One- to Four-Family Residential Real Estate Lending. We focus our lending efforts primarily on the origination and purchase of loans secured by first mortgages on owner-occupied one- to four-family residences in our market areas. We generate additional lending volume by purchasing whole one- to four-family mortgage loans from nationwide lenders. These purchases allow us to attain geographic diversification and manage credit concentration risks in our loan portfolio. At September 30, 2005, one- to four-family mortgage loans totaled $5.19 billion, or 94.4% of our total loan portfolio.

We generally underwrite our loans using an automated underwriting system developed by a third party, which closely resembles our manual underwriting standards, with emphasis on the applicant's credit history, employment and income history, asset reserves and loan-to-value ratio. All information used for an automated decision is validated with supporting documentation. Loans that do not meet our automated underwriting standards are referred to a staff underwriter for manual underwriting. Presently, we lend up to 103% of the lesser of the appraised value or purchase price for one- to four-family mortgage loans. At September 30, 2005, less than 1% of our loan portfolio had a loan-to-value ratio greater than 100%. For loans with a loan-to-value ratio in excess of 80%, we require private mortgage insurance in order to reduce our loss exposure. Properties securing our one- to four-family loans are appraised by either staff appraisers or independent fee appraisers approved by the board of directors. We generally require our borrowers to obtain title, hazard insurance and flood insurance, if necessary, in an amount not less than the value of the property and improvements. We require borrowers to maintain escrow accounts for property taxes with the Bank if their loan-to-value ratio exceeds 80%.

We originate one- to four-family mortgage loans on either a fixed or adjustable-rate basis, as consumer demand dictates. We primarily originate fixed-rate one- to four-family mortgage loans in our market areas. We purchase both fixed and adjustable-rate one- to four-family loans, but we primarily purchase one- to four-family adjustable-rate mortgage ("ARM") loans to supplement our ARM portfolio. At September 30, 2005, our fixed-rate one- to four-family mortgage loan portfolio totaled $3.27 billion, or 59.6% of our total loan portfolio. At that date the ARM loan portfolio totaled $1.92 billion, or 34.9% of our total loan portfolio.

Our pricing strategy for mortgage loans includes setting interest rates that are competitive with Fannie Mae and Freddie Mac and local financial institutions, and consistent with our internal needs. ARM loans are offered with either a one-year, three-year, five-year or seven-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan generally adjusts annually for the remainder of the term of the loan. We use a number of different indices to reprice our ARM loans.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years, and are fully amortizing, with payments due monthly. However, these loans normally remain outstanding for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the current level of interest rates could alter the average life of a mortgage loan in our portfolio considerably. Our one- to four-family mortgage loans are generally not assumable and do not contain prepayment penalties. Our real estate loans generally contain a "due on sale" clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.

Our one- to four-family ARM loans are fully amortizing loans with contractual maturities of up to 30 years, with payments due monthly. Our current ARM loans generally provide for specified minimum and maximum interest rates, with a lifetime cap and floor, a periodic adjustment on the interest rate over the rate in effect on the date of origination and do not permit negative amortization of principal. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds. We also offer interest-only ARM loans that do not require principal payments for a period of up to ten years. At September 30, 2005, 8.1% of our loan portfolio consisted of interest-only ARM loans. At September 30, 2005, approximately 90% of our interest-only ARM loans were purchased from nationwide lenders. Loan repayment schedules are determined at the repricing date for the remaining term of the ARM loan. Our ARM loans are not automatically convertible into fixed-rate loans. We do allow borrowers to pay a modification fee to convert an ARM loan to a fixed-rate loan. See "Loan Originations, Purchases, Sales and Repayments."

In order to remain competitive in our market areas, we currently originate ARM loans at initial rates below the fully indexed rate. We qualify borrowers based on this initial discounted rate for our three, five and seven year ARM loans.

ARM loans can pose different credit risks than fixed-rate loans, primarily because as interest rates rise the borrower's payment also rises, increasing the potential for default. Historically, we have not experienced increased delinquencies with these loans in a rising rate environment. See "Asset Quality - Non-performing Assets" and "Asset Quality - Classified Assets."

Multi-family and Commercial Real Estate Lending. We offer a variety of multi-family and commercial real estate loans. These loans are secured primarily by multi-family dwellings and small office buildings located in our market areas. At September 30, 2005, multi-family and commercial real estate loans totaled $49.6 million, or 0.9% of our total loan portfolio.

Our loans secured by multi-family and commercial real estate are originated with either a fixed or adjustable interest rate. The interest rate on ARM loans is based on a variety of indices, generally determined through negotiation with the borrower. Loan-to-value ratios on our multi-family and commercial real estate loans usually do not exceed 80% of the appraised value of the property securing the loan. While maximum maturities may extend to 30 years, loans frequently have shorter maturities and may not be fully amortizing, requiring balloon payments of unamortized principal at maturity.

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

We generally do not maintain a tax or insurance escrow account for loans secured by multi-family or commercial real estate. In order to monitor the adequacy of cash flows on income-producing properties of $1.5 million or more, the borrower is notified annually to provide financial information including rental rates and income, maintenance costs and an update of real estate property tax payments, as well as personal financial information.

Loans secured by multi-family and commercial real estate properties generally are larger and involve a greater degree of credit risk than one- to four-family mortgage loans. Such loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired. See "Asset Quality - Non-performing Loans."

Construction Lending. At September 30, 2005, we had $45.3 million in construction permanent loans outstanding, representing 0.8% of our total loan portfolio. We originate construction loans primarily secured by one- to four-family residential real estate. Presently, all of the loans are secured by property located within our market areas. None of these loans were made to builders for speculative purposes. Construction loans are obtained principally by homeowners who will occupy the property when construction is complete. The application process includes submission of complete plans, specifications and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction, including the land and the building. We also conduct regular inspections of the construction project being financed.

Consumer Lending. Consumer loans generally have shorter terms to maturity or reprice more frequently, which reduces our exposure to changes in interest rates, and usually carry higher rates of interest than do one- to four-family mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At September 30, 2005, our consumer loan portfolio totaled $210.4 million, or 3.8% of our total loan portfolio.

We offer a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, student loans and loans secured by savings deposits. We also offer a very limited amount of unsecured loans. We currently originate all of our consumer loans in our market areas. Our home equity loans, including lines of credit and home improvement loans, comprised 3.6% of our total loan portfolio, or $197.6 million at September 30, 2005. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. In order to minimize risk of loss, home equity loans in excess of 80% of the value of the property require private mortgage insurance. The term-to-maturity on our home equity and home improvement loans may be up to 20 years. Home equity lines of credit have no stated term-to-maturity and require the payment of 1 1/2% of the outstanding loan balance per month, which may be reborrowed at any time. Other consumer loan terms vary according to the type of collateral and the length of contract. The majority of our consumer loan portfolio is comprised of home equity lines of credit, which have interest rates that can adjust monthly based upon changes in the prime rate.

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

Consumer loans may entail greater risk than do one- to four-family mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles.

Loan Originations, Purchases, Sales and Repayments. We originate loans through referrals from real estate brokers and builders, our marketing efforts, and our existing and walk-in customers. While we originate both adjustable and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market areas. Demand is affected by the local housing market, competition and the interest rate environment. During the 2005 and 2004 fiscal years, we originated and refinanced $194.8 million and $248.0 million of one- to four-family ARM loans, and $514.0 million and $491.0 million of one- to four-family fixed-rate mortgage loans, respectively.

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

We purchase one- to four-family mortgage loans from nationwide lenders to reduce our risk of geographic concentration and to supplement our one- to four-family ARM loan origination volume as ARM loans are not considered as attractive to borrowers as fixed-rate mortgage loans in our local markets. The seller retains the servicing of these loans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K. At September 30, 2005, our purchased loan portfolio from nationwide lenders totaled $1.20 billion, or 21.8% of our total loan portfolio. Management intends to continue purchasing one- to four-family mortgage loans in fiscal year 2006, to the extent necessary, with the majority of these purchased loans being ARM loans. If ARM loans are not available, we may purchase adjustable-rate mortgage-related securities.

Before committing to purchase a pool of loans from a nationwide lender, the Chief Lending Officer or Secondary Marketing Manager reviews specific criteria of each loan in the pool. The specific criteria includes such items as loan amount, credit scores, loan-to-value ratio, debt ratios, liquid assets, property type and loan purpose. If the specific criteria do not meet our underwriting standards, then the loan may be removed from the pool, depending on compensating factors. Once the review of the specific criteria is complete and loans not meeting our standards are removed from the pool, changes are sent back to the seller for acceptance and pricing. If the pricing is accepted by our Chief Financial Officer or Chief Lending Officer, we will commit to purchase the pool of loans. Before the pool is funded, an approved loan underwriter reviews 25% of the loan files in the pool. If a loan does not meet our underwriting standards for these loans, it is removed from the pool prior to funding.

During the 2005 and 2004 fiscal years, we purchased $671.4 million and $363.3 million of one- to four-family ARM loans and $75.7 million and $146.3 million of one- to four-family fixed-rate loans, respectively, from nationwide lenders. Included in the fiscal year 2005 ARM loan volume is $397.0 million of interest-only loans. These loans do not typically require principal payments during their initial term. Of the interest-only loans purchased during fiscal year 2005, approximately 43% of these loans do not require principal payments for five years and the other 57% do not require principal payments for ten years. Loans of this type generally are considered to be of greater risk to the lender because of the possibility that the borrower may default once principal payments are required. We attempt to mitigate the risk of interest-only loans by using prudent underwriting criteria. The interest-only loans we purchase have an average credit score of greater than 733 and an average loan-to-value ratio of less than 80% at the time of purchase.

We also purchase one- to four-family mortgage loans through local correspondent lenders under contractual agreement. We purchase approved loans and the servicing rights, on a loan by loan basis. The loan product is originated for us to our specifications including interest rates, product description and underwriting standards. The loan products include fixed-rate and ARM loans. We set prices for loan products at least once each week. The underwriting generally is performed by a third party underwriter who is under contract with us to use our internal underwriting standards, which generally are in accordance with Fannie Mae and Freddie Mac's underwriting guidelines. During the 2005 and 2004 fiscal years, we purchased $56.6 million and $19.3 million of one- to four-family ARM loans and $53.5 million and $8.1 million of one- to four-family fixed-rate mortgage loans, respectively, from local correspondent lenders.

The ability of financial institutions, including us, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted under certain economic conditions, with a resultant decrease in interest income from these assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure about Market Risk" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

The following table shows our loan originations, loan purchases, mortgage-related securities purchases, loan sales and repayment activity for the periods indicated.
	Year Ended September 30,
	2005	2004	2003
	(Dollars in thousands)
Originations by type:
Adjustable-rate:
Real estate - one- to four-family	$ 194,802	$ 248,024	$ 400,055
- multi-family	--	--	--
- commercial	--	--	--
Non-real estate - consumer	119,527	131,639	143,175
- commercial business	--	--	45
Total adjustable-rate loans originated	314,329	379,663	543,275
Fixed-rate:
Real estate - one- to four-family	514,023	490,963	1,069,101
- multi-family	4,418	4,233	1,349
- commercial	4,950	1,200	5,773
Non-real estate - consumer	29,802	17,761	16,211
- commercial business	--	12	47
Total fixed-rate loans originated	553,193	514,169	1,092,481
Total loans originated	867,522	893,832	1,635,756

Purchases:
Real estate - one- to four-family	857,207	537,065	182,017
- multi-family	--	--	--
- commercial	--	--	--
Non-real estate - consumer	--	--	--
Total loans purchased	857,207	537,065	182,017
Mortgage-related securities available for
sale (excluding REMICs and CMOs)	--	1,050	2,340,718
Mortgage-related securities held to
maturity (excluding REMICs and CMOs)	309,506	885,739	717,558
REMICs and CMOs	--	--	--
Total loans and mortgage-related
securities purchased	1,166,713	1,423,854	3,240,293

Sales and Repayments:
Real estate - one- to four-family	--	--	591,562
Total sales	--	--	591,562
Principal repayments	1,824,104	2,152,596	4,527,687
Total reductions	1,824,104	2,152,596	5,119,249

(Decrease) increase in other items, net	(3,015)	20,722	(52,372)

Net increase (decrease)	$ 213,146	$ 144,368	$ (190,828)

Asset Quality

When a borrower fails to make a loan payment 15 days after the due date, a late charge is assessed and a late charge notice is mailed. All delinquent accounts are reviewed by collection personnel, who attempt to cure the delinquency by contacting the borrower. If the loan becomes 60 days delinquent, the collection personnel generally will send a personal letter to the borrower requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current within the next 90 days. If the account becomes 90 days delinquent, and an acceptable repayment plan has not been agreed upon, the collection personnel generally will refer the account to legal counsel, with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. During this 30 day period a written repayment plan from the borrower which would bring the account current within the next 90 days may be approved by a designated Bank officer. Once the loan becomes 120 days delinquent, and an acceptable repayment plan has not been agreed upon, the collection officer, after receiving approval from the appropriate Bank officer as designated by our board of directors, will turn over the account to our legal counsel with instructions to initiate foreclosure.

At September 30, 2005, the asset quality of our portfolio of loans purchased from nationwide lenders is essentially the same asset quality as loans originated locally.

Delinquent Loans. The following tables set forth our loans 30 - 89 delinquent days by type, number and amount as of the periods presented.
	Loans Delinquent for 30-89 Days
	2005		2004		2003
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	267	$25,111	310	$22,252	303	$25,627
Multi-family	--	--	--	--	--	--
Commercial	--	--	--	--	--	--
Construction and development(1)	--	--	--	--	--	--
Consumer	35	407	49	349	52	396
Commercial business	--	--	--	--	--	--

Total	302	$25,518	359	$22,601	355	$26,023

Loans 30-89 days delinquent to total loans		0.47%		0.48%		0.60%

(1) At September 30, 2005 there were no development loans in the loan portfolio.

Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets. Loans are placed on non-accrual status when the loan is greater than 90 days delinquent. At all dates presented, we had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than prevailing market rates, and no accruing loans more than 90 days delinquent. Real estate owned includes assets acquired in settlement of loans. The balance of one- to four-family real estate owned is represented by 31 properties totaling $1.6 million, or an average balance of less than $53 thousand per property.
	September 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Non-accruing loans:
One- to four-family	$5,034	$5,761	$8,686	$7,701	$6,384
Multi-family	--	--	--	--	--
Commercial real estate	--	--	--	--	--
Construction and development(1)	--	--	--	--	--
Consumer	124	310	258	273	276
Commercial business	--	--	--	--	--
Total non-accruing loans	5,158	6,071	8,944	7,974	6,660

Real estate owned:
One- to four-family	1,613	3,976	3,773	2,886	1,031
Multi-family	--	--	--	--	--
Commercial real estate	--	--	--	--	--
Construction and development(1)	--	273	273	--	--
Consumer	40	--	--	--	--
Commercial business	--	--	--	--	--
Total real estate owned	1,653	4,249	4,046	2,886	1,031

Total non-performing assets	$6,811	$10,320	$12,990	$10,860	$7,691
Non-performing assets as a percentage of total assets	0.08%	0.12%	0.15%	0.12%	0.09%
Non-performing loans as a percentage of total loans	0.09%	0.13%	0.21%	0.16%	0.12%

(1) At September 30, 2005 there were no development loans in the loan portfolio.

At September 30, 2005, we had $5.2 million in non-accruing loans (these loans also may be referred to as "non-performing"), which constituted 0.09% of our total loan portfolio. At that date, there were no non-accruing loans to any one borrower or group of related borrowers that exceeded $1.0 million, either individually or in the aggregate. For the year ended September 30, 2005, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $85 thousand. The amount that was included in interest income on these loans, before non-accruing status, was $72 thousand for the year ended September 30, 2005.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as "special mention", "substandard", "doubtful" or "loss". Assets classified as "special mention" are performing loans on which known information about the collateral pledged or the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such assets in the non-performing asset categories. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent as those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either special mention, substandard or doubtful, it may establish allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances may be established to recognize the inherent risk associated with lending activities, but unlike specific allowances, have not been allocated to specific problem assets within a portfolio of similar assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, which may order the establishment of additional loss allowances.

In connection with the filing of the Bank's periodic reports with the OTS and in accordance with our asset classification policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The following table sets forth the carrying amount of our assets, exclusive of general valuation allowances, classified as special mention, substandard or doubtful at September 30, 2005. At September 30, 2005, we classified nine loans affected by Hurricane Katrina as special mention. The carrying amount of these loans at September 30, 2005 was $4.5 million. We may not collect all amounts due according to the contractual terms of the loan agreements, however, based upon management's analysis at September 30, 2005, the underlying collateral of these loans was in excess of the carrying amounts. As such, no specific valuation allowance was recognized at September 30, 2005. There were $9 thousand of assets classified as loss at September 30, 2005, with specific reserves of $9 thousand.

	Special Mention		Substandard		Doubtful
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Real Estate:
One- to four-family	15	$4,986	82	$5,266	--	$--
Multi-family	--	--	--	--	--	--
Commercial	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Consumer	--	--	15	124	--	--
Commercial business	--	--	--	--	--	--

Total loans	15	4,986	97	5,390	--	--

Real estate owned	--	--	32	1,653	--	--

Total classified assets	15	$4,986	129	$7,043	--	$--

Provision for Loan Losses. We recorded a provision for loan losses in fiscal years 2005 and 2004 of $215 thousand and $64 thousand, respectively. We did not record a provision for loan losses in fiscal year 2003. The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under "Allowance for Loan Losses." The provision for loan losses in fiscal year 2005 was based on management's review of such factors which indicated that the allowance for loan losses was adequate to cover losses inherent in the loan portfolio as of September 30, 2005.

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

One- to four-family mortgage loans and consumer loans that are not impaired as defined in SFAS 114 and 118 are collectively evaluated for impairment using a formula allowance as permitted by SFAS 5, "Accounting for Contingencies". Loans on residential properties with greater than four units, loans on construction properties and commercial properties that are delinquent, or where the borrower's total loan concentration balance is greater than $1.5 million (excluding one- to four-family mortgage loans) are evaluated for impairment on a loan by loan basis. If no impairment exists, these loans are included in the formula allowance. The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of such loans or pools of loans. Changes in risk evaluations of both performing and non-performing loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience and on significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loan loss factors for portfolio segments are representative of the credit risks associated with loans in those segments. The greater the credit risks associated with a particular segment, the greater the loss factor. Loss factors increase as individual loans become classified, delinquent, the foreclosure process begins or as economic conditions warrant.

The appropriateness of the allowance for loan losses is reviewed by management based upon its evaluation of then-existing economic and business conditions affecting our key lending areas. Other conditions that management considers in determining the appropriateness of the allowance include, but are not limited to, changes to our underwriting standards, credit quality trends (including changes in the balance and characteristics of non-performing loans expected to result from existing economic conditions), trends in collateral values, loan volumes and concentrations, and recent loss experience in particular segments of the portfolio that existed as of the balance sheet date and the impact that such conditions were believed to have had on the collectibility of those loans.

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

At September 30, 2005, our allowance for loan losses was $4.6 million or 0.08% of the total loan portfolio and approximately 89% of total non-accruing loans. This compares with an allowance for loan losses of $4.5 million or 0.09% of the total loan portfolio and approximately 74% of total non-accruing loans as of September 30, 2004.

During fiscal year 2005, our net one- to four-family loan portfolio increased by $706.9 million from fiscal year 2004. Non-accruing one- to four-family loans decreased by $727 thousand, or 12.6%, to $5.0 million at September 30, 2005. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K. The allowance increased on this portfolio of loans as a result of an increase in the inherent risks of this loan portfolio due primarily to the increased size of the portfolio resulting from purchased mortgage loans.

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

Based upon the foregoing analysis of our reserving methodology, it is management's belief that the current balance provided by the formula allowance provides adequate reserves for the estimated losses inherent in the portfolio. Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that the Bank will realize in the future resulting from an increase in the one- to four-family mortgage loan portfolio. The following table sets forth an analysis of our allowance for loan losses.

	Year Ended September 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Balance at beginning of period	$4,495	$4,550	$4,825	$4,837	$4,596

Charge-offs:
One- to four-family	91	84	153	114	49
Multi-family	--	--	--	--	--
Commercial real estate	--	--	--	--	--
Construction and development[1]	--	--	--	--	--
Consumer	56	77	144	85	42
Commercial business	--	--	--	--	--
Total charge-offs	147	161	297	199	91
Recoveries	35	42	22	3	257
Net charge-offs (recoveries)	112	119	275	196	(166)
Provisions charged to operations	215	64	--	184	75
Balance at end of period	$4,598	$4,495	$4,550	$4,825	$4,837

Ratio of net charge-offs (recoveries) during the period
to average loans outstanding during the period	--%	--%	--%	--%	--%

Ratio of net charge-offs (recoveries) during the period
to average non-performing assets	1.31%	1.02%	2.31%	2.11%	(2.71)%

Allowance as a percentage of non-accruing loans	89.14%	74.04%	50.87%	60.51%	72.63%

Allowance as a percentage of total loans
(end of period)	0.08%	0.09%	0.11%	0.10%	0.09%
  At September 30, 2005 there were no development loans in the loan portfolio.

The distribution of our allowance for loan losses at the dates indicated is summarized as follows:
	September 30,
	2005		2004		2003		2002		2001
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
	Amount of	Category	Amount of	Category	Amount of	Category	Amount of	Category	Amount of	Category
	Loan Loss	to Total	Loan Loss	to Total	Loan Loss	to Total	Loan Loss	to Total	Loan Loss	to Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
	(Dollars in thousands)

One- to four-family	$3,866	94.78%	$3,561	94.19%	$3,468	93.99%	$3,792	94.13%	$3,970	95.00%
Multi-family	203	0.74	177	0.74	272	0.89	322	0.91	267	0.90
Commercial real estate	67	0.16	65	0.18	59	0.18	38	0.11	36	0.14
Construction and
development(1)	129	0.47	197	0.60	143	0.52	177	0.53	319	0.46
Consumer	333	3.85	488	4.29	412	4.42	467	4.32	223	3.50
Commercial business	--	--	7	--	11	--	8	--	--	--
Unallocated	--	--	--	--	185	--	21	--	22	--
Total	$4,598	100.00%	$4,495	100.00%	$4,550	100.00%	$4,825	100.00%	$4,837	100.00%

(1) At September 30, 2005 there were no development loans in the loan portfolio.

Investment Activities

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, government-sponsored enterprises, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions also may invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. See "Regulation - Capitol Federal Savings Bank" and "Qualified Thrift Lender Test" for a discussion of additional restrictions on our investment activities.

The Chief Financial Officer has the primary responsibility for the management of the Bank's investment portfolio, subject to the direction and guidance of the ALCO. The Chief Financial Officer considers various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of net deposit flows, the volume of loan sales and the anticipated demand for funds via deposits, withdrawals and loan originations and purchases.

The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Cash flow projections are reviewed regularly and updated to assure that adequate liquidity is maintained. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure about Market Risk" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

We classify securities as trading, available-for-sale or held-to-maturity at the date of purchase. We currently have no securities classified as trading. Available-for-sale securities are reported at fair market value. Held-to-maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. We have both the ability and intent to hold the held-to-maturity securities to maturity.

Investment Securities. Our investment securities portfolio consists of U.S. Government and agency notes including those issued by government-sponsored enterprises such as Fannie Mae and Freddie Mac. At September 30, 2005, our investment securities portfolio totaled $430.5 million. The entire portfolio is classified as held to maturity. See "Note 2 of the Notes to Consolidated Financial Statements" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

Mortgage-Related Securities. Our mortgage-related securities portfolio consists of securities issued by government-sponsored enterprises. At September 30, 2005, our mortgage-related securities portfolio totaled $2.15 billion. A portion of the mortgage-related securities portfolio consists of collateralized mortgage obligations ("CMOs"). CMOs are special types of pass-through debt securities in which the stream of principal and interest payments on the underlying mortgages or mortgage-related securities are used to create investment classes with different maturities and, in some cases, different amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. At September 30, 2005, we held CMOs totaling $3.4 million, all of which were secured by underlying collateral issued under government-sponsored enterprises. All of our CMOs are currently classified as held to maturity. At September 30, 2005, none of our CMOs qualified as high risk mortgage securities as defined under OTS regulations. We do not purchase any residual interest bonds.

During fiscal year 2005, our portfolio of mortgage-related securities decreased $503.5 million which was primarily a result of management's emphasis on purchasing mortgage loans rather than mortgage-related securities. Maturities and repayments totaled $797.9 million during fiscal year 2005 which were partially offset by $309.5 million of securities purchased. Of the securities purchased, $118.9 million were fixed-rate with a weighted average life of 4.74 years and a weighted average yield of 4.53% and $190.6 million were adjustable-rate with a weighted average yield of 4.50% and an average of 4.86 years until their first repricing opportunity. See "Note 3 of the Notes to Consolidated Financial Statements" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

Mortgage-related securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees or credit enhancements that reduce credit risk. However, mortgage-related securities are more liquid than individual mortgage loans and may be used to collateralize certain borrowings and public unit depositors of the Bank. In general, mortgage-related securities issued or guaranteed by Fannie Mae or Freddie Mac are weighted at no more than 20% for risk-based capital purposes, compared to the 50% risk-weighting assigned to most non-securitized mortgage loans.

We generally pay a premium over par value for the mortgage-related securities we purchase. When securities are purchased for a price other than par, the difference between the price paid and par is accreted to or amortized against the interest earned over the life of the security, depending on whether a discount or premium to par is paid. Movements in interest rates affect prepayment rates which, in turn, affect the average lives of mortgage-related securities and the speed at which the discount or premium is accreted to or amortized against earnings.

While mortgage-related securities, such as CMOs and Real Estate Mortgage Investment Conduits ("REMICs"), carry a reduced credit risk compared to whole loans, these securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the underlying mortgage loans and so affect both the prepayment speed, and value, of the securities. As noted above, the Bank, on some transactions, pays a premium over par value for mortgage-related securities purchased. These premiums may be significant and may cause significant negative yield adjustments due to accelerated prepayments on the underlying mortgages.

The following table sets forth the composition of our investment and mortgage-related securities portfolio, excluding FHLB stock, at the dates indicated. Our investment securities portfolio at September 30, 2005 contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of our stockholders' equity, excluding those issued by the government or its agencies. The carrying value of our investment in FHLB stock approximates its fair value. At September 30, 2005, 2004 and 2003, the carrying value of FHLB stock was $182.3 million, $174.1 million and $169.3 million, respectively, which was in excess of 10% of our stockholders' equity.

	September 30,
	2005			2004			2003
	Carrying	% of	Fair	Carrying	% of	Fair	Carrying	% of	Fair
	Value	Total	Value	Value	Total	Value	Value	Total	Value
	(Dollars in thousands)

Securities available-for-sale:
Mortgage-related securities	$ 737,638	100.00%	$ 737,638	$1,201,800	100.00%	$1,201,800	$2,128,721	100.00%	$2,128,721
Total securities available-for-sale	$ 737,638	100.00%	$ 737,638	$1,201,800	100.00%	$1,201,800	$2,128,721	100.00%	$2,128,721

Securities held-to-maturity:
Mortgage-related securities	$1,407,616	76.58%	$1,383,268	$1,446,908	69.40%	$1,443,168	$ 815,453	44.37%	$ 821,603
U.S. government and agency securities	430,499	23.42	424,952	638,079	30.60	645,601	1,022,412	55.63	1,046,693
Total securities held-to-maturity	$1,838,115	100.00%	$1,808,220	$2,084,987	100.00%	$2,088,769	$1,837,865	100.00%	$1,868,296

Total securities	$2,575,753		$2,545,858	$3,286,787		$3,290,569	$3,966,586		$3,997,017

The composition and maturities of the investment and mortgage-related securities portfolio, excluding FHLB stock, are indicated in the following table.
	September 30, 2005
	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total Securities

		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-related securities	$ 9	8.50%	$ 23,776	6.39%	$ --	--%	$ 713,853	4.53%	$ 737,638	4.59%	$ 737,638
Total securities available-for-sale	9	8.50	23,776	6.39	--	--	713,853	4.53	737,638	4.59	737,638

Securities held-to-maturity:
Mortgage-related securities	--	--	72,403	3.50	--	--	1,335,213	4.21	1,407,616	4.17	1,383,268
U.S. government and agency securities	190,499	5.49	190,000	3.23	--	--	50,000	5.83	430,499	4.53	424,952
Total securities held-to-maturity	190,499	5.49	262,403	3.30	--	--	1,385,213	4.27	1,838,115	4.26	1,808,220

Total securities	$190,508	5.49%	$286,179	3.56%	$ --	--%	$2,099,066	4.36%	$2,575,753	4.35%	$2,545,858

Sources of Funds

General. Our sources of funds are deposits, borrowings, repayment of principal and interest on loans and mortgage-related securities, interest earned on or maturities of other investment securities and funds provided from operations.

Deposits. We offer a variety of deposit accounts having a wide range of interest rates and terms. Our deposits consist of passbook and passcard savings accounts, money market accounts, interest bearing accounts, non-interest bearing checking accounts and certificates of deposit. We rely primarily upon competitive pricing policies, marketing and customer service to attract and retain deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

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

The following table sets forth our deposit flows during the periods indicated. Included in the table are brokered and public unit deposits which totaled $213.6 million, $194.6 million and $130.0 million at September 30, 2005, 2004 and 2003, respectively. The growth in non-retail deposits from September 30, 2003 to September 30, 2005 partially offset the decrease in retail deposits for each year presented. During the years presented, the Bank experienced aggressive pricing by other financial institutions in the Bank's local markets. The decrease in retail deposits is a result of the Bank not matching top competitors' rates because of the likely adverse impact on earnings.
	Year Ended September 30,
	2005	2004	2003
	(Dollars in thousands)
Opening balance	$4,127,774	$4,238,145	$4,392,123
Deposits	6,935,934	6,507,746	6,315,243
Withdrawals	7,190,694	6,700,409	6,578,828
Interest credited	87,283	82,292	109,607

Ending balance	$3,960,297	$4,127,774	$4,238,145

Net decrease	$ (167,477)	$ (110,371)	$ (153,978)

Percent decrease	(4.06)%	(2.60)%	(3.51)%

The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered for the periods indicated.
	Year Ended September 30,
	2005		2004		2003
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Transactions and Savings
Deposits:
Demand deposits	$ 398,490	10.06%	$ 380,765	9.22%	$ 374,762	8.84%
Passbook and Passcard	121,133	3.06	125,992	3.05	119,532	2.82
Money market	873,570	22.06	929,862	22.53	928,260	21.90

Total non-certificates	1,393,193	35.18	1,436,619	34.80	1,422,554	33.56

Certificates (by rate):
0.00 - 0.99%	123	---	5,109	0.12	104	---
1.00 - 1.99%	137,442	3.47	636,282	15.41	709,092	16.73
2.00 - 2.99%	863,948	21.82	1,236,086	29.95	708,644	16.72
3.00 - 3.99%	905,058	22.85	449,464	10.89	747,269	17.64
4.00 - 4.99%	600,367	15.16	228,475	5.54	251,367	5.93
5.00 - 5.99%	2,611	0.07	22,221	0.54	216,106	5.10
6.00 - 6.99%	57,555	1.45	113,518	2.75	183,009	4.32

Total certificates	2,567,104	64.82	2,691,155	65.20	2,815,591	66.44

Total deposits	$3,960,297	100.00%	$4,127,774	100.00%	$4,238,145	100.00%

The following table sets forth the rate and maturity information for our certificate of deposit portfolio as of September 30, 2005.
	Amount	Rate
Certificates maturing:	(Dollars in thousands)
Within three months	$ 495,367	3.04%
Over three to six months	398,471	3.15
Over six months to one year	604,548	3.19
Over one to two years	681,637	3.74
Over two to three years	243,987	3.48
Over three to four years	107,628	3.48
Over four to five years	31,374	4.07
Thereafter	4,092	3.79
	$2,567,104	3.35%

The following table sets forth the maturity periods of our certificates of deposit in amounts of $100 thousand or more at September 30, 2005.

	Amount	Rate
	(Dollars in thousands)
Certificates maturing:
Three months or less	$174,155	3.47%
Over three months through six months	80,340	3.52
Over six months through twelve months	107,893	3.35
Over twelve months	173,518	3.73

	$535,906	3.54%

The board of directors has authorized the utilization of brokers to obtain deposits as a source of funds. The Bank has entered into several relationships with nationally recognized wholesale deposit brokerage firms to accept deposits from these firms. All fees to the brokers are paid by the depositor. Depending on market conditions, the Bank may use brokered deposits from time to time to fund asset growth and gather deposits that may help to manage interest rate risk. The Bank's policies limit the amount of brokered deposits that it may have at any time to 15% of total deposits. The rates paid on brokered deposits have historically been the same rates offered on our retail deposits. At September 30, 2005 and 2004, the balance of brokered deposits was $44.3 million and $82.3 million, respectively.

The board of directors also has authorized the utilization of public unit deposits as a source of funds. The Bank's policies limit the amount of public unit deposits that it may have at any time to 10% of total deposits. The Bank is required by the State of Kansas to offer, at a minimum, the weekly rate published by the State of Kansas, as defined in Kansas statutes. In order to qualify to obtain such deposits, the Bank must have a branch in each county in which it collects public unit deposits. At September 30, 2005 and 2004, the balance of public unit deposits was $169.3 million and $112.3 million, respectively. The Bank intends to continue to maintain or grow the balance of public unit deposits as long as the rates published by the State of Kansas and competitors rates are within an acceptable range.

Borrowings. Although deposits are our main source of funds, we may utilize borrowings when, at the time of the borrowing, they can be invested at a positive rate spread, when we desire additional capacity to fund loan demand or when they help us meet our asset and liability management objectives. Historically, our borrowings primarily have consisted of advances from FHLB and occasionally securities sold under agreement to repurchase. During the year, from time to time, we utilized our line-of-credit that we maintain at FHLB. At September 30, 2005, we did not have any borrowings on our line-of-credit. See "Note 8 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders" attached as Exhibit 13 to this Annual Report on Form 10-K.

The Bank has interest rate swaps with a notional amount of $800.0 million to hedge an equal amount of FHLB advances. The interest rate swaps are designated as fair value hedges and the Bank accounts for the hedges using the shortcut method. Unrealized gains (losses) in the fair value of the interest rate swaps are offset by an unrealized gain (loss) on the hedged FHLB advances. At September 30, 2005, the net negative fair value adjustment on the interest rate swaps was an unrealized loss of $23.5 million. The carrying amount of the FHLB advances was reduced by an identical amount.

We may obtain advances from FHLB upon the security of our blanket pledge agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Commitments" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate, maturity and convertible features, if any. At September 30, 2005, we had $3.45 billion in FHLB advances outstanding.

In 2004, the Company formed Capitol Federal Financial Trust I (the "Trust"), which issued $52.0 million of variable rate cumulative trust preferred securities in a private transaction exempt from registration under the Securities Act of 1933. The Trust used the proceeds from the sale of its trust preferred securities and from the sale of $1.6 million of its common securities to the Company to purchase $53.6 million of Junior Subordinated Deferrable Interest Debentures (the "Debentures") which are the sole assets of the Trust. See "Note 10 of the Notes to Consolidated Financial Statements" in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K. Interest on the Debentures is due quarterly in January, April, July and October until the maturity date of April 7, 2034. The interest rate on the Debentures, which is identical to the distribution rate paid on the trust securities and resets at each interest payment, is based upon the three month LIBOR rate plus 275 basis points. Principal is due at maturity. The Debentures are callable, in part or whole, beginning on April 7, 2009, at par, at the option of the Company. Redemption of the Debentures by the Company will result in redemption of a like amount of trust preferred securities by the Trust. There are certain covenants that the Company is required to comply with regarding the Debentures. These covenants include a prohibition on cash dividends in the event of default or deferral of interest on the Debentures, annual certifications to the Trust and other covenants related to the payment of interest and principal and maintenance of the Trust. The Company was in compliance with all the covenants at September 30, 2005.

Subsidiary and Other Activities

As a federally chartered savings bank, we are permitted by OTS regulations to invest up to 2% of our assets, or $168.2 million at September 30, 2005, in the stock of, or as unsecured loans to, service corporation subsidiaries. We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes. At September 30, 2005, the Bank had one subsidiary, Capitol Funds, Inc. As of September 30, 2005, our total investment in this subsidiary was $2.6 million. Capitol Funds, Inc. has a wholly owned subsidiary, Capitol Federal Mortgage Reinsurance Corporation ("CFMRC"). CFMRC serves as a reinsurance company for the private mortgage insurance companies the Bank uses in its normal course of operations. CFMRC assumes the risk of default on loans exceeding a five percent loss and less than a ten percent loss. During fiscal 2005, Capitol Funds, Inc. reported net income of $425 thousand which consisted of interest funded from loan proceeds and net income of $322 thousand from CFMRC.

REGULATION

General

The Bank, as a federally chartered savings institution, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. The Bank also is subject to regulation by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and to requirements established by the Federal Reserve Board. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting stockholders. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.

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

If the Bank fails the qualified thrift lender test, within one year of such failure MHC and the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a savings and loan holding company. If the Bank fails the test a second time, MHC and the Company must immediately register as, and become subject to, the restrictions applicable to a bank holding company. See "Qualified Thrift Lender Test."

MHC and the Company must obtain approval from the OTS before acquiring control of any other savings institution. Interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings institution.

Capitol Federal Savings Bank

The OTS has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and also may be examined by the FDIC. The last regular OTS examination of the Bank was as of September 30, 2004. All savings institutions are subject to a semi-annual assessment, based upon the savings institution's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended September 30, 2005 was $1.2 million.

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

In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and the Bank is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings institutions also generally are authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500 thousand or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2005, the Bank's lending limit under this restriction was $115.4 million. The Bank is in compliance with the loans-to-one-borrower limitation.

The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution that fails to comply with these standards must submit a compliance plan.

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

The premium schedule for BIF and SAIF insured institutions ranges from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation ("FICO") assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. The amount of the FICO premium is included in the total deposit insurance premium paid by the Bank. For the first quarter of fiscal year 2006, this amount will be 1.34 basis points for each $100 in domestic deposits for SAIF and BIF insured institutions. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017 through 2019.

Regulatory Capital Requirements

Federally insured savings institutions, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio or core capital requirement and a risk-based capital requirement applicable to such savings institutions. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

On September 30, 2005, the Bank had core capital of $764.8 million, total risk-based capital of $762.4 million and risk-weighted assets of $3.59 billion. It had a core capital ratio of 9.1%, a core capital to risk-weighted assets ratio of 21.3% and a total risk weighted capital ratio of 21.3%. These ratios exceed the ratios required to be well capitalized.

The OTS capital regulations require tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At September 30, 2005, the Bank had tangible capital of $764.8 million, or 9.1% of adjusted total assets, which is approximately $638.2 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

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

Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. At September 30, 2005, the Bank had no intangibles which were subject to these tests.

Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 2005, the Bank had $4.6 million of loan loss allowances, which was less than 1.25% of risk-weighted assets.

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

Under the prompt corrective action regulations, the OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings institutions that fail to meet their capital requirements. The OTS generally is required to take action to restrict the activities of an "undercapitalized institution," which is an institution with less than a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio. Any such institution must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized institutions.

As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

Any savings institution that fails to comply with its capital plan or has Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6% and is considered "significantly undercapitalized" must be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution that becomes "critically undercapitalized" because it has a tangible capital ratio of 2% or less is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the OTS must appoint a receiver, or conservator with the concurrence of the FDIC, for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

The OTS also generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

Generally under OTS regulations, savings institutions, such as the Bank, may make capital distributions during any calendar year equal to earnings of the previous two calendar years and current year-to-date earnings. It is generally required under OTS safe harbor regulations that the Bank remains well-capitalized before and after the proposed distribution. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Savings institutions proposing to make any capital distribution within these limits need only submit written notice to the OTS 30 days prior to such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. Savings institutions that desire to make a larger capital distribution, or are under special restrictions, or do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. See "Regulatory Capital Requirements."

After refinancing the FHLB advances in July 2004 and incurring a prepayment penalty that resulted in a net loss for fiscal year 2004, the Bank will be required to obtain waivers from the OTS for capital distributions to the Company at least through December 31, 2006. The Bank cannot distribute capital to the Company unless it continues to receive waivers from the OTS during the current waiver period. Currently, the Bank has authorization from the OTS to distribute capital from the Bank to the Company through the quarter ending June 30, 2006. So long as the Bank continues to maintain excess capital, operate in a safe and sound manner and comply with the interest rate risk management guidelines of the OTS, it is management's belief that we will be able to continue to receive waivers to distribute, from the Bank to the Company, capital equal to the earnings of the Bank.

Anti-Money Laundering and Customer Identification

The Bank is subject to OTS regulations implementing the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act. The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act. Title III of the USA PATRIOT Act and the related OTS regulations impose the following requirements with respect to financial institutions:

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

Privacy Standards

The Bank is subject to OTS regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

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

The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the Gramm-Leach-Bliley Act. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Qualified Thrift Lender Test

All savings institutions, including the Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets consist primarily of residential housing related loans and investments. At September 30, 2005, the Bank met the test and has always met the test.

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

Community Reinvestment Act

Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, any federally chartered savings bank, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS, in connection with its examination of a federally chartered savings bank, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

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

The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank has received a "satisfactory" rating in its most recent CRA examination. The federal banking agencies adopted regulations implementing the requirements under the Gramm-Leach-Bliley Act that insured depository institutions publicly disclose certain agreements that are in fulfillment of the CRA. The Bank has no such agreements in place at this time.

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

Certain transactions with directors, officers or controlling persons are also subject to restrictions under regulations enforced by the OTS. These regulations also impose restrictions on loans to such persons and their related interests. Among other things, such loans must generally be made on terms and conditions substantially the same as for loans to unaffiliated individuals. As of September 30, 2005 management believes such loans were made under terms and conditions substantially the same as loans made to unaffiliated individuals and otherwise complied with applicable regulations.

Federal Securities Law

The common stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Securities Exchange Act of 1934.

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
  enhanced requirements for controls and procedures;
  accelerated filing requirements for SEC reports;
  disclosure of a code of ethics; and
  increased disclosure and reporting obligations for companies, their directors and their executive officers.

Certifications of the Chief Executive Officer and the Chief Financial Officer as required by Sarbanes-Oxley and the resulting SEC rules can be found in the "Exhibits" section of this Form 10-K.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking accounts. At September 30, 2005, the Bank was in compliance with these reserve requirements.

Savings institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank. The Bank has not established the required relationship with the Federal Reserve Bank to borrow from the discount window.

Federal Home Loan Bank System

The Bank is a member of FHLB of Topeka, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region and is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the board of directors of FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from FHLB are required to be fully secured by sufficient collateral as determined by FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

As a member, the Bank is required to purchase and maintain stock in FHLB. For the year ended September 30, 2005, the Bank had an average outstanding balance of $177.1 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past three fiscal years such dividends have averaged 3.92% and averaged 4.59% for fiscal year 2005. For the year ended September 30, 2005, stock dividends paid by FHLB to the Bank totaled $8.1 million.

Under federal law FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

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

TAXATION

Federal Taxation

General. We are subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Bank. Our federal income tax returns have been closed without audit as of the close of business on December 15, 2004 by the IRS through its fiscal year ended September 30, 2001.

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

Bad Debt Reserves. Prior to the Small Business Job Protection Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act, savings associations must now use the specific charge-off method in computing bad debt deductions beginning with their 1996 federal tax return. In addition, federal legislation required the Bank to recapture, over a six-year period, the excess of tax bad debt reserves at September 30, 1997 over those established as of the base year reserve balance as of September 30, 1989. The full amount of such reserve has been recaptured for the Bank. The Bank continues to utilize the reserve method in determining its privilege tax obligations to the State of Kansas. Prior to the Small Business Job Protection Act, bad debt reserves created prior to the year ended September 30, 1997 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions or cease to qualify as a Bank as defined in Code section 581.

State Taxation

The earnings of the Company may be combined with the Bank and its subsidiary for purposes of the Kansas privilege tax if certain principles of unitary relationships are maintained. Certain principles of unitary relationships are currently maintained so the Company files a consolidated Kansas privilege tax return. For Kansas privilege tax purposes, for taxable years beginning after 1997, the minimum tax rate is 4.5% of earnings, which is calculated based on federal taxable income, subject to certain adjustments.

As of September 30, 2005, the State of Kansas is auditing the Company's 2002, 2003 and 2004 consolidated Kansas privilege tax returns.

Employees

At September 30, 2005, we had a total of 761 employees, including 159 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers of the Registrant

John C. Dicus. Age 72 years. Mr. Dicus is Chairman of the Board of Directors. He has served in this capacity with the Bank since 1989 and with the Company since its inception in March 1999. He has served the Bank in various capacities since 1959. He also served as Chief Executive Officer of the Bank and the Company until January 2003 and President of the Bank from 1969 until 1996. He is the father of Mr. John B. Dicus.

John B. Dicus. Age 44 years. Mr. Dicus is Chief Executive Officer and President of the Bank and the Company. He took over the responsibilities of Chief Executive Officer effective January 1, 2003. He has served as President of the Bank since 1996 and of the Company since its inception in March 1999. Prior to accepting the responsibilities of CEO he served as Chief Operating Officer of the Bank and the Company. Prior to that, he served as the Executive Vice President of Corporate Services for the Bank for four years. He has been with the Bank in various other positions since 1985. He is the son of Mr. John C. Dicus.

M. Jack Huey. Age 56 years. Mr. Huey has served as Executive Vice President and Chief Lending Officer of the Bank since June 2002. Since June 2002 he has also served as President of Capitol Funds Inc., a subsidiary of the Bank. Since August 2002, he has served as President of CFMRC. Prior to that, he served as the Central Region Lending officer since joining the Bank in 1991.

Neil F.M. McKay. Age 64 years. Mr. McKay serves as Executive Vice President assisting with investments and corporate strategy, having assumed this position effective September 1, 2005 in anticipation of his retirement from the Company on March 31, 2006. Mr. McKay previously served as the Chief Financial Officer and Treasurer of the Bank and the Company since joining the Bank in 1994 and the Company since its inception in March 1999. Prior to that, he served as the Chief Operating Officer and Chief Financial Officer of another savings institution for five years.

Larry K. Brubaker. Age 58 years. Mr. Brubaker has been employed with the Bank since 1971 and currently serves as Executive Vice President for Corporate Services of Capitol Federal Savings, a position he has held since 1997. Prior to that, he was employed by the Bank as the Eastern Region Manager for seven years.

R. Joe Aleshire. Age 58 years. Mr. Aleshire has been employed with the Bank since 1973 and currently serves as Executive Vice President for Retail Operations of Capitol Federal Savings, a position he has held since 1997. Prior to that, he was employed by the Bank as the Wichita Area Manager for 17 years.

Kent G. Townsend. Age 44 years. Mr. Townsend serves as Executive Vice President, Chief Financial Officer and Treasurer of the Bank and the Company. Mr. Townsend was promoted to Executive Vice President, Chief Financial Officer and Treasurer on September 1, 2005. Prior to that, he served as Senior Vice President, a position he held since April 1999, and Controller of the Company, a position he held since March 1999. He has served in similar positions with the Bank since September 1995. He served as the Financial Planning and Analysis Officer with the Bank for three years and other financial related positions since joining the Bank in 1984.

Tara D. Van Houweling. Age 32 years. Ms. Van Houweling has been employed with the Bank and Company since May 2003 and currently serves as First Vice President, Principal Accounting Officer and Reporting Director. She has held the position of Reporting Director since May 2003. Prior to being employed by the Bank and Company, Ms. Van Houweling was the Assistant Controller for First Specialty Insurance Corporation, a subsidiary of Employers Reinsurance Corporation from August 2002 to May 2003. Prior to that, Ms. Van Houweling was employed by Deloitte & Touche, LLP in the Audit Services Department as an Audit Senior and then Audit Manager from June 1999 to August 2002.

Item 2. Properties

At September 30, 2005, we had 29 traditional offices and eight in-store offices. The Bank owns the office building in which its home office and executive offices are located. At September 30, 2005, the Bank owned 24 of its other branch offices and the remaining 12 branch offices, including eight in-store locations, were leased.

For additional information regarding our lease obligations, see "Note 6 of the Consolidated Financial Statements" of the attached Annual Report to Stockholders for the year ended September 30, 2005.

Management believes that our current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

Item 3. Legal Proceedings

The Company and the Bank are involved as plaintiff or defendant in various legal actions arising in the normal course of business. In our opinion, after consultation with legal counsel, we believe it unlikely that such pending legal actions will have a material adverse effect on our financial condition, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2005.

PART II

Item 5. Market for the Registrant's Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

The section entitled "Stockholder Information" of the attached Annual Report to Stockholders for the year ended September 30, 2005 is incorporated herein by reference.

See "Note 1 of the Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital" of the attached Annual Report to Stockholders for the year ended September 30, 2005 regarding the OTS restrictions on dividends from the Bank to the Company.

The following table summarizes our share repurchase activity during the three months ended September 30, 2005 and additional information regarding our share repurchase program. There were 1,211 shares purchased during the month of August that were received in exchange for the exercise of options. The additional 67,712 shares purchased during the month of August were purchased in the open market. The average price paid represents the shares purchased in the open market. Our current repurchase plan of 1,536,102 shares was announced on November 7, 2002. The plan has no expiration date.

	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased as	of Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share(1)	Announced Plans	Under the Plan
July 1, 2005 through
July 31, 2005	1,700	$34.39	1,700	615,105
August 1, 2005 through
August 31, 2005	68,923	34.19	68,923	546,182
September 1, 2005 through
September 30, 2005	37,970	34.34	37,970	508,212
Total	108,593	$34.25	108,593	508,212
(1) Average price based upon shares purchased in the open market.

Item 6. Selected Financial Data

The section entitled "Selected Consolidated Financial Data" of the attached Annual Report to Stockholders for year ended September 30, 2005 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the attached Annual Report to Stockholders for year ended September 30, 2005 is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The section entitled "Management Discussion of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure about Market Risk" of the attached Annual Report to Stockholders for year ended September 30, 2005 is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The section entitled "Consolidated Financial Statements" of the attached Annual Report to Stockholders for year ended September 30, 2005 is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

John B. Dicus, the Company's President and Chief Executive Officer, and Kent G. Townsend, the Company's Executive Vice President, Chief Financial Officer and Treasurer, have evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, the "Act") as of September 30, 2005. Based upon their evaluation, they have concluded that as of September 30, 2005, such disclosure controls and procedures were sufficiently effective to ensure that information required to be disclosed by the Company in the reports it files under the Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Management's report on our internal control over financial reporting and the report thereon of our independent registered public accounting firm are contained in the attached Annual Report to Stockholders for the fiscal year ended September 30, 2005 and incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Act that occurred during the Company's last fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

On December 12, 2005, the Compensation Committee of the Company's Board of Directors approved a new short-term performance cash bonus plan. The new plan is essentially a continuation of the Company's existing short-term performance plan, which will expire following the payment of bonuses earned for fiscal 2005. The new plan will expire following the payment of bonuses for fiscal 2011. Under the new plan, bonuses will be determined and calculated in the same manner as under the expiring plan. A copy of the new short-term performance plan is attached to this Form 10-K as Exhibit 10.10.

The short-term performance plan provides for annual bonus awards, as a percentage of base salary, to selected management personnel based on the achievement of pre-established corporate and individual performance criteria. Awards, if any, are typically made in January for the fiscal year ended the preceding September 30th. A portion of any bonus awarded under the short-term performance plan (from $2,000 to as much as 50% of the award, up to a maximum of $100,000) to an officer eligible to participate in the Company's Deferred Incentive Bonus Plan (the "DFIB") may be deferred under the DFIB for a three-year period. The total of the amount deferred, plus a 50% Company match, is deemed to be invested in the Company's common stock at the closing price as of the December 31st immediately preceding the deferral date. If the participant is still employed at the end of the deferral period, the participant will receive a cash payment equal to the sum of: (1) the deferred amount, (2) the Company match, (3) the value of all dividend equivalents paid during the deferral period on the Company common stock in which the participant is deemed to have invested and (4) the appreciation, if any, during the deferral period on the Company common stock in which the participant is deemed to have invested.

As under the expiring short-term performance plan, the corporate performance criteria under the new short-term performance plan are comprised of targeted levels of the Company's return on average equity, basic earnings per share and efficiency ratio. For each executive officer named below, 90% of his award will continue to be based on the attainment of corporate performance goals, with the remainder based on his achievement of individual performance objectives. On December 12, 2005, the Compensation Committee established the targets for fiscal 2006 for each of the performance criteria.

Under the new short-term performance plan, as under the expiring plan, the maximum potential annual bonus awards for the executive officers whom the Company believes are likely to be named in the summary compensation table in the Company's proxy statement for its annual meeting of stockholders following the end of fiscal year 2006 are as follows: John C. Dicus, Chairman, 60% of base salary; John B. Dicus, President and Chief Executive Officer, 60% of base salary; Larry K. Brubaker, Executive Vice President for Corporate Services, 40% of base salary; M. Jack Huey II, Executive Vice President and Chief Lending Officer, 40% of base salary; and Richard J. Aleshire, Executive Vice President for Retail Operations, 40% of base salary.

40

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this item concerning the Company's directors and compliance with section 16(a) of the Act is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2006, except for information contained under the heading "Compensation Committee Report on Executive Compensation", "Report of the Audit Committee of the Board of Directors" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I, under the caption "Executive Officers" of this Form 10-K.

Audit Committee Financial Expert

Information required by this item regarding the audit committee of the Company's board of directors, including information regarding the audit committee financial expert serving on the audit committee, is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2006, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Item 11.  Executive Compensation

Information required by this item concerning compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2006, except for information contained under the heading "Compensation Committee Report on Executive Compensation", "Report of the Audit Committee of the Board of Directors" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2006, except for information contained under the heading "Compensation Committee Report on Executive Compensation", "Report of the Audit Committee of the Board of Directors" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of September 30, 2005 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Number of Shares
Remaining Available
for Future Issuance
	Number of Shares		Under Equity
	to be issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)

Equity compensation plans approved
by stockholders	789,749	$15.61	695,605(1)
Equity compensation plans not approved
by stockholders	N/A	N/A	N/A
Total	789,749	$15.61	695,605

(1) This amount includes 203,087 shares issuable under the Company's Recognition and Retention Plan.

Item 13.  Certain Relationships and Related Transactions

Information required by this item concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2006, except for information contained under the heading "Compensation Committee Report on Executive Compensation", "Report of the Audit Committee of the Board of Directors" and "Stockholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.  Principal Accounting Fees and Services

Information required by this item concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2006, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)     The following is a list of documents filed as part of this report:

                             (1)  Financial Statements:

                           The following financial statements are included under Part II, Item 8 of this Form 10-K:
1. Report of Independent Registered Public Accounting Firm.
2. Consolidated Balance Sheets as of September 30, 2005 and 2004.
3. Consolidated Statements of Income for the Years Ended September 30, 2005, 2004 and 2003.
4. Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2005, 2004 and 2003.
5. Consolidated Statements of Cash Flows for the Years Ended September 30, 2005, 2004 and 2003.
6. Notes to Consolidated Financial Statements for the Years Ended September 30, 2005, 2004 and 2003.

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
CAPITOL FEDERAL FINANCIAL

Date: December 14, 2005	By:	/s/ John B. Dicus
John B. Dicus, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ John B. Dicus	By:	/s/ B. B. Andersen
	John B. Dicus, President		B. B. Andersen, Director
	and Chief Executive Officer		Date: December 14, 2005
(Principal Executive Officer)
Date: December 14, 2005

By:	/s/ John C. Dicus	By:	/s/ Michael T. McCoy, M.D.
	John C. Dicus, Chairman of the Board		Michael T. McCoy, M.D., Director
	Date: December 14, 2005		Date: December 14, 2005

By:	/s/ Kent G. Townsend	By:	/s/ Marilyn S. Ward
	Kent G. Townsend, Executive Vice President,		Marilyn S. Ward, Director
	Chief Financial Officer and Treasurer		Date: December 14, 2005
(Principal Financial Officer)
Date: December 14, 2005

By:	/s/ Jeffrey R. Thompson	By:	/s/ Tara D. Van Houweling
	Jeffrey R. Thompson, Director		Tara D. Van Houweling, First Vice President
	Date: December 14, 2005		and Reporting Director
(Principal Accounting Officer)
By:	/s/ Jeffrey M. Johnson		Date: December 14, 2005
Jeffrey M. Johnson, Director
Date: December 14, 2005

INDEX TO EXHIBITS
Exhibit Number	Document
2.0	Plan of Reorganization and Stock Issuance Plan*
3(i)	Federal Stock Charter of Capitol Federal Financial*
3(ii)	Bylaws of Capitol Federal Financial filed on August 4, 2004 as Exhibit 3(ii) to the June 30, 2004 Form 10-Q
4(i)	Form of Stock Certificate of Capitol Federal Financial*
4(ii)	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, the instruments defining the rights of the holders of the Registrant's long-term debt.
10.1	Registrant's Thrift and Stock Ownership Plan
10.2	Registrant's 2000 Stock Option and Incentive Plan (the "Stock Option Plan") filed on April 13,
2000 as Appendix A to Registrant's Revised Proxy Statement (File No. 000-25391)
10.3	Registrant's 2000 Recognition and Retention Plan (the "RRP) filed on April 13, 2000 as
Appendix B to Registrant's Revised Proxy Statement (File No. 000-25391)
10.4	Deferred Incentive Bonus Plan filed on December 31, 2001 as Exhibit 10.4 to the Annual Report
on Form 10K.
10.5	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q
10.6	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4,
2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q
10.7	Form of Restricted Stock Agreement under the RRP filed on February 4, 2005 as Exhibit 10.7 to the
December 31, 2004 Form 10-Q
10.8	Description of Named Executive Officer Salary and Bonus Arrangements
10.9	Description of Director Fee Arrangements filed on August 4, 2005 as Exhibit 10.9 to the June 30,
2005 Form 10-Q
10.10	Short-term Performance Plan
11	Statement re: computation of earnings per share**
13	Annual Report to Stockholders
14	Code of Ethics***
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, President and Chief Executive Officer
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
32.1

Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chief Executive Officer, and Kent G. Townsend, Chief Financial Officer and Treasurer.

   *Incorporated by reference from Capitol Federal Financial's Registration Statement on Form S-1 (File No. 333-68363) filed on February 11, 2000, as amended and declared effective on the same date.

  **No statement is provided because the computation of per share earnings on both a basic and fully diluted basis can be clearly determined from the Financial Statements included in the 2005 Annual Report to Stockholders, filed herewith.

 ***May be obtained free of charge from the Registrant's Investor Relations Officer by calling (785) 270-6055 or from the Registrant's internet website at www.capfed.com.