Form 10-Q
period 2005-12-31
CAPITOL FEDERAL FINANCIAL
filed 2006-02-06
CIK 1074433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X NO __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check one):
Large accelerated filer X Accelerated filer____ Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock 74,262,258
Class Shares Outstanding
as of January 30, 2006

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, per share data and amounts are actual)
	December 31,	September 30,
	2005	2005
ASSETS:	(Unaudited)
Cash and cash equivalents	$ 51,333	$ 58,566
Investment securities held-to-maturity, at cost (market value of $423,832
and $424,952)	430,517	430,499
Mortgage-related securities:
Available-for-sale, at market (amortized cost of $650,116 and $743,710)	644,527	737,638
Held-to-maturity, at cost (market value of $1,293,216 and $1,383,268)	1,323,037	1,407,616
Loans receivable held for sale, net	1,856	1,891
Loans receivable, net	5,565,077	5,464,130
Capital stock of Federal Home Loan Bank ("FHLB"), at cost	184,642	182,259
Accrued interest receivable	34,061	36,900
Premises and equipment, net	24,565	22,963
Real estate owned, net	1,678	1,653
Income taxes receivable	--	44
Deferred income taxes, net	44,124	50,618
Other assets	13,419	14,910
TOTAL ASSETS	$ 8,318,836	$ 8,409,687

LIABILITIES:
Deposits	$ 3,937,237	$ 3,960,297
Advances from FHLB	3,385,502	3,426,465
Other borrowings, net	53,424	53,410
Advance payments by borrowers for taxes and insurance	14,326	45,437
Income taxes payable	1,698	--
Accounts payable and accrued expenses	64,411	59,015
Total Liabilities	7,456,598	7,544,624

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 shares authorized; 91,512,287
shares issued as of December 31, 2005 and September 30, 2005	915	915
Additional paid-in capital	423,248	421,903
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(16,296)	(16,721)
Unearned compensation, Recognition and Retention Plan ("RRP")	(555)	(539)
Retained earnings	756,569	759,643
Accumulated other comprehensive loss	(3,470)	(3,769)
Less shares held in treasury (17,276,287 and 17,225,398 shares as of
December 31, 2005 and September 30, 2005, at cost)	(298,173)	(296,369)
Total stockholders' equity	862,238	865,063

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 8,318,836	$ 8,409,687

See accompanying notes to consolidated interim financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars and share counts in thousands, per share amounts are actual)
	For the Three Months Ended
	December 31,
	2005	2004
INTEREST AND DIVIDEND INCOME:
Loans receivable	$ 75,160	$ 65,723
Mortgage-related securities	19,344	24,271
Investment securities	4,894	7,745
Capital stock of FHLB	2,383	1,836
Cash and cash equivalents	79	209
Total interest and dividend income	101,860	99,784

INTEREST EXPENSE:
Deposits	27,245	23,072
FHLB Advances	39,804	34,456
Other borrowings	955	670
Total interest expense	68,004	58,198

NET INTEREST AND DIVIDEND INCOME	33,856	41,586
PROVISION FOR LOAN LOSSES	268	--
NET INTEREST AND DIVIDEND INCOME
AFTER PROVISION FOR LOAN LOSSES	33,588	41,586

OTHER INCOME:
Retail fees and charges	4,303	3,808
Loan fees	479	558
Insurance commissions	424	400
Other, net	644	1,065
Total other income	5,850	5,831

OTHER EXPENSES:
Salaries and employee benefits	9,935	10,122
Occupancy of premises	2,989	3,226
Regulatory and outside services	1,199	977
Deposit and loan transaction costs	1,117	1,004
Advertising	697	775
Other, net	1,663	1,499
Total other expenses	17,600	17,603
INCOME BEFORE INCOME TAX EXPENSE	21,838	29,814
INCOME TAX EXPENSE	8,525	11,241
NET INCOME	$ 13,313	$ 18,573

Basic earnings per share	$ 0.18	$ 0.26
Diluted earnings per share	$ 0.18	$ 0.25
Dividends declared per share	$ 0.80	$ 0.50

Weighted average number of common shares outstanding:
Basic	72,650	72,227
Diluted	72,972	73,004

See accompanying notes to consolidated interim financial statements.

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(Dollars in thousands, per share amounts are actual)
						Accumulated
		Additional	Unearned	Unearned		Other
	Common	Paid-In	Compensation	Compensation	Retained	Comprehensive	Treasury
	Stock	Capital	(ESOP)	(RRP)	Earnings	Loss	Stock	Total

Balance at October 1, 2005	$ 915	$ 421,903	$ (16,721)	$ (539)	$ 759,643	$ (3,769)	$ (296,369)	$ 865,063
Comprehensive income:
Net income					13,313			13,313
Changes in unrealized gains/losses on
mortgage-related securities available-for-sale
net of deferred income taxes of $184						299		299
Total comprehensive income								13,612

Tax benefit of market value change in vested
RRP shares		5						5
Common stock committed to be released for
allocation - ESOP		1,205	504					1,709
Acquisition of treasury stock							(1,844)	(1,844)
Stock options exercised		5					17	22
Treasury stock activity related to RRP, net		63		(86)			23	--
Amortization of unearned compensation - RRP				70				70
Stock based compensation expense		67						67
Dividends in excess of debt service cost - ESOP			(79)					(79)
Dividends on common stock to stockholders
($.80 per public share)					(16,387)			(16,387)
Balance at December 31, 2005	$ 915	$ 423,248	$ (16,296)	$ (555)	$ 756,569	$ (3,470)	$ (298,173)	$ 862,238

See accompanying notes to consolidated interim financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the Three Months Ended
	December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 13,313	$ 18,573
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(2,383)	(1,836)
Net loan origination fees (costs) capitalized	207	(851)
Amortization of net deferred loan origination fees	(332)	(865)
Provision for loan losses	268	--
(Gains) losses on sales of premises and equipment, net	(5)	37
Gains on sales of real estate owned, net	(55)	(307)
Gains on sales of loans receivable held for sale	(4)	(5)
Originations of loans receivable held for sale	(385)	(990)
Proceeds from sales of loans receivable held for sale	424	491
Amortization and accretion of premiums and discounts on
mortgage-related securities and investment securities	2,421	3,677
Depreciation and amortization of premises and equipment	852	1,031
Amortization of deferred debt issuance costs	14	19
Common stock committed to be released for allocation - ESOP	1,709	1,733
Amortization of unearned compensation - RRP	70	25
Stock-based compensation - stock options	67	--
Changes in:
Accrued interest receivable	2,839	4,533
Other assets	1,491	1,223
Income taxes payable/receivable and deferred income taxes	8,058	7,240
Accounts payable and accrued expenses	833	(1,122)
Net cash provided by operating activities	29,402	32,606

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities or calls of investment securities	--	50,000
Principal collected on mortgage-related securities available-for-sale	91,670	130,006
Principal collected on mortgage-related securities held-to-maturity	84,064	79,195
Purchases of mortgage-related securities held-to-maturity	--	(195,025)
Loan originations, net of principal collected	(16,905)	(11,975)
Loan purchases, net of principal collected	(84,767)	(135,451)
Purchases of premises and equipment, net	(2,449)	(531)
Proceeds from sales of real estate owned	612	2,780
Net cash provided by (used in) investing activities	72,225	(81,001)

(Continued)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(16,387)	(10,026)
Dividends in excess of debt service cost of ESOP, net	(79)	2,069
Deposits, net of withdrawals	(23,060)	23,002
Proceeds from advances/line of credit from FHLB	439,300	90,000
Repayments on advances/line of credit from FHLB	(475,700)	(90,000)
Change in advance payments by borrowers for taxes and insurance	(31,111)	(27,926)
Acquisitions of treasury stock	(1,844)	--
Stock options exercised	21	797
Net cash used in financing activities	(108,860)	(12,084)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,233)	(60,479)
CASH AND CASH EQUIVALENTS:
Beginning of period	58,566	171,526
End of period	$ 51,333	$ 111,047

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$ 465	$ 4,000
Interest payments, net of interest credited to deposits	$ 42,653	$ 37,443

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Loans transferred to real estate owned	$ 582	$ 1,598

Loan modifications and refinances	$ 37,267	$ 91,140

Tax effect of premature disposal of incentive stock option shares	$ 1	$ 135

Treasury stock activity related to RRP shares vesting (excluding RRP
shares sold for employee withholding tax purposes)	$ 23	$ --

Tax effect of RRP share transactions	$ 5	$ 16

Market value change related to fair value hedge:
Interest rate swaps hedging FHLB advances	$ 4,563	$ 6,178

(Concluded)

See accompanying notes to consolidated interim financial statements.

<Index>

Notes to Consolidated Interim Financial Statements (Unaudited)

1.   Basis of Financial Statement Presentation

The accompanying consolidated financial statements of Capitol Federal Financial and subsidiary (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-K to the Securities and Exchange Commission ("SEC"). Interim results are not necessarily indicative of results for a full year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the valuation of derivative instruments, deferred income tax assets and allowances for losses on loans. While management believes that these allowances are adequate, future additions to the allowances may be necessary based on changes in economic conditions and other factors. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."

The Company is the sole shareholder of Capitol Federal Savings Bank (the "Bank"). The Company's majority shareholder is Capitol Federal Savings Bank MHC ("MHC"), a federally chartered mutual holding company.

All dollar amounts are in thousands and per share data is actual, unless otherwise indicated.

2.   Accounting for Stock Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment". SFAS 123(R) amended SFAS 123, "Accounting for Stock-Based Compensation" and superseded Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107 to provide its guidance on the valuation of share-based payments for public companies. SFAS 123(R) requires companies to recognize all share-based payments, which include stock options and restricted stock, in compensation expense over the service period of the share-based payment award. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. At December 31, 2005, the Company has a Stock Option and Incentive Plan (the "Option Plan") and a Recognition and Retention Plan ("RRP").

The Company adopted SFAS 123(R) effective October 1, 2005 using the modified prospective method in which compensation cost is recognized over the service period for all awards granted subsequent to the Company's adoption of SFAS 123(R) as well as for the unvested portion of awards outstanding as of the Company's adoption of SFAS 123(R). In accordance with the modified prospective method, results for prior periods have not been restated.

Compensation expense related to the amortization of the RRP awards was recognized in the income statement prior to the implementation of SFAS 123(R). Stock based compensation expense for stock options and the RRP awards, totaled $67 thousand ($41 thousand, net of tax) and $70 thousand ($43 thousand, net of tax), respectively, during the three months ended December 31, 2005.

Prior to the adoption of SFAS 123(R), the Company applied the recognition and measurement principles of ABP 25 as allowed by SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Accordingly, no stock based compensation was recognized in net income for stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant and the related number of options granted were fixed at that point in time. The following table presents the pro forma impact on earnings and earnings per share for the three months ended December 31, 2004 if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148:

Three Months Ended
December 31, 2004
(Dollars in thousands, except per share amounts)
Net income, as reported	$ 18,573

Add: Stock-based compensation expense included
in reported net income, net of related tax effects (1)	16
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects (1)	48

Pro forma net income	$ 18,541

Net earnings per share:
Basic-as reported	$ 0.26
Basic-pro forma	$ 0.26

Diluted-as reported	$ 0.25
Diluted-pro forma	$ 0.25

(1) The amount includes compensation expense related to the RRP awards reported in net income.

The fair value of the stock options granted during the three months ended December 31, 2005 and 2004 was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted average grant-date fair value of stock options granted during the three months ended December 31, 2005 and 2004 was $4.53 and $4.47 per share, respectively. The following weighted average assumptions were used for valuing option grants made during the three months ended December 31, 2005 and 2004:
	Three Months Ended December 31,
	2005	2004
Risk-free interest rate	4.4%	3.8%
Expected life (years)	6	7
Expected volatility	23%	23%
Dividend yield	5.8%	5.8%
Estimated forfeitures	0%	N/A

The risk-free interest rate was determined using the yield available on the option grant date for a zero-coupon U.S. Treasury security with a term equivalent to the expected life of the option. The expected life for options granted during the three months ended December 31, 2005 represents the period the option is expected to be outstanding and was determined by applying the simplified method as allowed under SAB 107. The expected life for the stock options granted during the three months ended December 31, 2004 was based on the midpoint between the average vesting term and the average contractual term. The expected volatility was determined using historical volatilities based on historical stock prices. The dividend yield was determined based upon historical quarterly dividends and the Company's stock price on the option grant date. Estimated forfeitures were determined based upon voluntary termination behavior and actual option forfeitures.

Stock Option Plan - Pursuant to the Option Plan, 3,780,718 shares of common stock were reserved for issuance by the Company upon exercise of stock options granted to officers, directors and employees of the Company and the Bank from time to time under the Option Plan. The Company may issue both incentive and nonqualified stock options under the Option Plan. The incentive stock options expire in ten years and the nonqualified stock options expire in up to fifteen years from the date of grant. The date on which the options are first exercisable is determined by the Stock Benefits Committee ("sub-committee"), a sub-committee of the Compensation Committee ("committee") of the board of directors. The vesting period of the options generally ranges from three to five years. The option price is equal to the market value at the date of the grant as defined by the Option Plan. The purpose of the Option Plan is to provide additional incentive to certain officers, directors and key employees by facilitating their purchase of a stock interest in the Company. At December 31, 2005, the Company had 481,518 shares available for future grants under the Option Plan.

The Option Plan is administered by the sub-committee which selects the employees and non-employee directors to whom options are to be granted and the number of shares to be granted. The exercise price may be paid in cash, shares of the common stock, or a combination of both. The option price may not be less than 100% of the fair market value of the shares on the date of the grant. In the case of any employee who is granted an incentive stock option who owns more than 10% of the outstanding common stock at the time the option is granted, the option price may not be less than 110% of the fair market value of the shares on the date of the grant, and the option shall not be exercisable after the expiration of five years from the grant date. The Company generally issues shares held in treasury upon the exercise of stock options.

A summary of option activity for the three months ended December 31, 2005 follows:
		Weighted
		Average
	Number	Exercise
	of Options	Price

Outstanding at October 1, 2005	789,749	$ 15.61
Granted	12,000	34.41
Forfeited	(1,000)	9.22
Exercised	(1,850)	11.48
Outstanding at December 31, 2005	798,899	$ 15.91

During the three months ended December 31, 2005, the total pretax intrinsic value of stock options exercised was $40 thousand and the tax benefits realized from the exercise of stock options was $2 thousand. The fair value of stock options vested during the three months ended December 31, 2005 was $68 thousand.

The following table summarizes information about the stock options outstanding and exercisable as of December 31, 2005:
	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
	Number	Remaining	Exercise	Aggregate	Number	Exercise	Aggregate
Exercise	of Options	Contractual	Price per	Intrinsic	of Options	Price per	Intrinsic
Price	Outstanding	Life (in years)	Share	Value	Exercisable	Share	Value

	(Dollars in thousands, except per share amounts)
$9.22	554,299	8.12	$ 9.22	$ 13,148	554,299	$ 9.22	$ 13,148
14.03 - 19.68	23,700	5.18	16.34	393	23,700	16.34	393
25.66 - 28.78	43,000	8.66	26.04	297	18,800	26.17	127
30.19 - 36.19	177,900	9.30	34.23	79	52,167	33.96	42

	798,899	8.32	$ 15.91	$ 13,917	648,966	$ 11.96	$ 13,710

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company's closing stock price of $32.94 as of December 31, 2005, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2005 was 611,899.

As of December 31, 2005, the total future compensation cost related to non-vested stock options not yet recognized in the income statement was $544 thousand and the weighted average period over which these awards are expected to be recognized was 3.0 years.

Recognition and Retention Plan - The objective of the RRP is to enable the Company and the Bank to retain personnel of experience and ability in key positions of responsibility. Employees and directors of the Bank are eligible to receive benefits under the RRP at the sole discretion of the sub-committee. The total number of shares originally eligible to be granted under the RRP was 1,512,287.

Compensation expense in the amount of the fair market value of the common stock at the date of the grant, as defined by the RRP, to the employee is recognized over the period during which the shares vest. A recipient of such restricted stock will be entitled to all voting and other stockholder rights (including the right to receive dividends on vested and non-vested shares), except that the shares, while restricted, may not be sold, pledged or otherwise disposed of and are required to be held in escrow by the Company. If a holder of such restricted stock terminates employment for reasons other than death or disability, the employee forfeits all rights to the non-vested shares under restriction. If the participant's service terminates as a result of death, disability, or if a change in control of the Bank occurs, all restrictions expire and all non-vested shares become unrestricted.

The following table summarizes the activity of non-vested RRP during the three months ended December 31, 2005:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested RRP shares at October 1, 2005	18,800	$ 33.88
Granted	2,500	34.36
Vested	(1,500)	35.59
Forfeited	--	--

Non-vested RRP shares at December 31, 2005	19,800	$ 33.81

The estimated forfeiture rate for the RRP shares was estimated to be 0% based upon voluntary termination behavior and actual forfeitures. The fair value of RRP shares that vested during the three months ended December 31, 2005 totaled $53 thousand. As of December 31, 2005, there was $555 thousand of unrecognized compensation cost related to non-vested RRP compensation to be recognized over a weighted average period of 3.0 years.

3.   Earnings Per Share

For the quarter ended December 31, 2005, basic and diluted earnings per share were $0.18. The Company accounts for the 3,024,574 shares acquired by its ESOP in accordance with Statement of Position ("SOP") 93-6 and the shares acquired for its RRP in a manner similar to the ESOP shares; shares acquired by the ESOP and the RRP are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee's individual account. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.
	Three Months Ended
	December 31,
	2005(1)	2004
	(Dollars in thousands, except per share amounts)
Net income	$ 13,313	$ 18,573

Average common shares outstanding	72,649,222	72,226,139
Average committed ESOP shares outstanding	548	548
Total basic average common shares outstanding	72,649,770	72,226,687

Effect of dilutive RRP shares	3,496	2,698
Effect of dilutive stock options	318,278	774,600

Total diluted average common shares outstanding	72,971,544	73,003,985

Net earnings per share:
Basic	$ 0.18	$ 0.26
Diluted	$ 0.18	$ 0.25

(1) Options to purchase 149,000 shares of common stock at prices between $33.69 per share and $36.19 per share were outstanding as of December 31, 2005, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares for the three months ended December 31, 2005.

4.   Reclassifications

Certain reclassifications have been made to the fiscal 2004 consolidated financial statements in order to conform to the fiscal 2005 presentation.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

We may from time to time make written or oral "forward looking statements", including statements contained in the documents we file with or furnish to the SEC. These forward-looking statements may be included in this Quarterly Report on Form 10-Q and the exhibits attached to it, in the Company's reports to stockholders and in other communications by the Company, which are made in good faith by us pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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
  inflation, interest rates, market and monetary fluctuations;
  our ability to access cost-effective funding;
  the timely development and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
  the willingness of users to substitute competitors' products and services for our products and services;
  the possibility that the costs of replacing the Bank's core information technology processing system will be greater than estimated amounts;
  our success in gaining regulatory approval of our products, services and branching locations, when required;
  the impact of changes in financial services laws and regulations, including laws concerning taxes, banking, securities and insurance;
  technological changes;
  acquisitions and dispositions;
  changes in consumer spending and saving habits; and
  our success at managing the risks involved in our business.

This list of important factors is not exclusive. We do not undertake to update any forward looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

The following discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company. It should be read in conjunction with the consolidated financial statements and notes presented in this report. The discussion includes comments relating to the Bank, since the Bank is wholly owned by the Company and comprises the majority of assets and is the principal source of income for the Company.

All dollar amounts are in thousands except per share data, unless otherwise indicated.

Executive Summary

The following summary should be read in conjunction with our Management's Discussion and Analysis of Financial Condition and Results of Operations in its entirety.

Our principal business consists of attracting deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences. We also originate consumer loans, loans secured by first mortgages on nonowner-occupied one- to four-family residences, permanent and construction loans secured by one- to four-family residences, commercial real estate loans and multi-family real estate loans. While our primary business is the origination of one- to four-family mortgage loans funded through retail deposits, we also purchase whole loans and invest in certain investment and mortgage-related securities using FHLB advances as an additional funding source.

The Company is significantly affected by prevailing economic conditions including federal monetary and fiscal policies and federal regulation of financial institutions. Deposit balances are influenced by a number of factors including interest rates paid on competing personal investments, the level of personal income and the personal rate of savings within our market areas. Lending activities are influenced by the demand for housing and other loans as well as interest rate pricing competition from other lending institutions. The primary sources of funds for lending activities include deposits, loan and investment repayments, borrowings and funds provided from operations.

The Company's results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, mortgage-related securities and investments and the interest paid on deposits and borrowings. We generally price our loan and deposit products based upon an analysis of our competition and changes in market rates. On a weekly basis, management reviews deposit flows, loan demand, cash levels and changes in several market rates to assess all pricing strategies. While we do not explicitly price our products at a margin to a specific market rate or index, our products do tend to be priced at a margin to general market rates or indices. While national market rates change constantly, and rates offered by competitors with nationwide delivery channels may change during a business day, our offered rates generally remain available to customers for up to a week on deposit products and several days to a week on loan products. Our one- to four-family mortgage loans are generally priced based upon the 10 year Treasury rate while the rates on our deposits are generally priced based upon short-term Treasury rates. The majority of our loans are fixed-rate products with maturities up to 30 years, while the majority of our deposits have maturity or reprice dates of less than 2 years.

The Federal Open Market Committee of the Federal Reserve Board has increased the Federal Funds rate by 25 basis points at each scheduled meeting since June 2004, or 300 basis points through December 31, 2005, to the current rate of 4.25%. During the quarter ended December 31, 2005, the Federal Funds rate increased 25 basis points. The 10 year Treasury rate (long-term rate) at December 31, 2005 was relatively unchanged from the rate at September 30, 2005. However, during the three month period ended December 31, 2005, the 10 year Treasury rate was slightly higher than during the three month period ended September 30, 2005. The two and five year treasury rates during the current quarter were nearly identical. As a result of the continued narrowing of the spread in interest rates between terms to maturity, the treasury yield curve continued to flatten during the quarter. The Company experienced net interest margin compression during the quarter as a result of the flattening of the market yield curve. It is generally anticipated that interest rates on treasury securities with terms to maturity of less than or equal to two years will continue to increase through the first half of 2006. It is also generally anticipated that interest rates for terms longer than two years will not rise significantly during fiscal year 2006. If this happens, it will result in a reduced net interest margin in fiscal year 2006 compared to fiscal year 2005 as our interest-bearing liabilities reset to current market rates faster than our interest-earning assets. See additional discussion in "Quantitative and Qualitative Disclosure About Market Risk."

Net income for the quarter ended December 31, 2005 was $13.3 million compared to $18.6 million for the same quarter one year ago. The decrease in net income was primarily a result of an increase in interest expense on the interest rate swaps and certificates of deposit, which are both generally priced based upon short-term interest rates (two year and shorter maturities). The increase in interest expense was offset by a slight increase in interest income on loans due to loan portfolio growth as a result of mortgage loan purchases and a decrease in income tax expense due to a reduction in earnings between the two periods.

The Bank's loan portfolio increased $100.9 million from $5.46 billion at September 30, 2005 to $5.57 billion at December 31, 2005. The growth was a result of originations, mortgage loan purchases and a slow down in prepayment speeds. The increase was partially offset by repayments during the quarter. As a result of the Bank's emphasis on purchasing mortgage loans rather than mortgage-related securities, the mortgage-related security portfolio decreased $177.7 million during the quarter to $1.97 billion at December 31, 2005. Management intends to continue to purchase mortgage loans, with a primary focus on purchasing adjustable-rate loans with a target of a 50/50 mix of fixed- to adjustable-rate loans. However, as a result of the Bank's continuing need to satisfy the collateral requirements of its interest-rate swap counterparties and the public unit depositors, and to manage interest rate risk according to limits set by the board of directors, the Bank also intends to purchase more mortgage-related and investment securities during fiscal year 2006 than during the previous fiscal year. See additional discussion regarding the Bank's interest rate risk position in "Quantitative and Qualitative Disclosure About Market Risk."

During fiscal year 2005 and continuing into the first quarter of fiscal year 2006, the Bank experienced continued high levels of competition for deposit dollars due to aggressive pricing by other financial institutions in its local markets. The Bank did not match the top tier competitors' rates because of the likely adverse impact on earnings. As a result, the Bank's deposit portfolio decreased $23.1 million during the quarter to $3.94 billion at December 31, 2005. The Bank has increased certain deposit rates to remain competitive in the mid tier competitor market by increasing the average rates on the money market and certificate of deposit portfolios. Management continues to monitor the Bank's local deposit market pricing environment for its impact on the Bank's operations and will adjust the Bank's pricing on deposit accounts accordingly. Management actively looks for pricing opportunities that will allow the Bank to maintain its current size or grow in a profitable manner.

Critical Accounting Policies

The Bank's most critical accounting policies are the methodologies used to determine the allowance for loan losses and deferred income tax assets and our policy regarding derivative instruments. These policies are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments that may require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could cause reported results to differ materially. These critical accounting policies and their application are reviewed at least annually by our audit committee and board of directors. Following is a description of our critical accounting policies and an explanation of the methods and assumptions underlying their application.

Allowance for Loan Losses. We maintain an allowance for loan losses to absorb losses known and inherent in the loan portfolio based upon ongoing quarterly assessments of the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which includes a formula allowance, specific allowances for identified problem loans and portfolio segments and knowledge of economic conditions that may lead to credit risk concerns about the loan portfolio or segments of the loan portfolio. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

One- to four-family mortgage loans and consumer loans that are not impaired, as defined in SFAS No. 114 and No. 118, are collectively evaluated for impairment using a formula allowance as permitted by SFAS No. 5, "Accounting for Contingencies". Loans on residential properties with greater than four units, residential construction loans and commercial properties that are delinquent or where the borrower's total loan concentration balance is greater than $1.5 million (excluding one- to four-family mortgage loans) are evaluated for impairment on a loan by loan basis. If no impairment exists, these loans are included in the formula allowance. The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of pools of loans. Changes in risk evaluations of both performing and non-performing loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience and on significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loan loss factors for portfolio segments are representative of the credit risks associated with loans in those segments. The greater the credit risks associated with a particular segment, the greater the loss factor. Loss factors increase as individual loans become classified, delinquent, the foreclosure process begins or as economic conditions warrant.

Management reviews the appropriateness of the allowance based upon its evaluation of then-existing economic and business conditions affecting our key lending areas. Other conditions management considers in determining the appropriateness of the allowance include, but are not limited to, changes in our underwriting standards, credit quality trends (including changes in the balance and characteristics of non-performing loans expected to result from existing economic conditions), trends in collateral values, loan volumes and concentrations, and recent loss experience in particular segments of the portfolio as of the balance sheet date. Management also measures the impact that such conditions were believed to have had on the collectibility of impaired loans.

Senior management reviews these conditions quarterly. To the extent that any of these conditions are evidenced by a specifically identifiable problem loan or portfolio segment as of the evaluation date, management's estimate of the effect of such condition may be reflected as a specific allowance applicable to such loan. Where any of these conditions are not evidenced by a specifically identifiable problem loan or portfolio segment as of the evaluation date, management's evaluation of the loss related to these conditions is reflected in the allowance associated with our homogeneous population of mortgage loans. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments.

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

Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, and changes in the market value of collateral securing loans, which may be susceptible to volatility. In the opinion of management, the allowance, when taken as a whole is adequate to absorb reasonable estimated loan losses inherent in our loan portfolios.

Derivative Instruments. The Bank has entered into interest rate swap agreements to hedge certain FHLB advances ("swapped FHLB advances"). When the Bank entered into the interest rate swap agreements, they were designated as fair value hedges. All terms of the interest rate swap agreements relating to the pay, fixed rate components and timing of cash flows match the terms of the swapped FHLB advances. Therefore, the Bank has assumed no ineffectiveness in the hedging relationship and accounts for the interest rate swaps using the shortcut method, under which any gain or loss in the fair value of the interest rate swaps is recorded as an other asset or liability and is offset by a gain or loss on the hedged FHLB advances.

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

Deferred Income Tax Assets. Management assesses the available positive and negative evidence surrounding the recoverability of deferred income tax assets on a quarterly basis. A valuation allowance will be recorded to reduce deferred income tax assets when it is more likely than not that the assets will not be realized. Management believes no valuation allowance was required at December 31, 2005.

Financial Condition

Total assets decreased $90.9 million from $8.41 billion at September 30, 2005 to $8.32 billion at December 31, 2005. The decrease in assets was attributed mainly to a decrease in mortgage-related securities of $177.7 million which was partially offset by an increase in loans receivable of $100.9 million. As a result of the Bank's emphasis on purchasing mortgage loans rather than mortgage-related securities, there were no purchases of mortgage-related securities during the quarter.

Total liabilities decreased $88.0 million from $7.54 billion at September 30, 2005 to $7.46 billion at December 31, 2005. The decrease was a result of a $41.0 million decrease in FHLB advances due primarily to the pay down on FHLB borrowings, a $31.1 million decrease in advance payments by borrowers for taxes and insurance due to the timing of escrow payments and a $23.1 million decrease in deposits due primarily to a decrease in the certificate of deposit portfolio.

Stockholders' equity decreased $2.8 million during the quarter to $862.2 million at December 31, 2005. The decrease was primarily a result of $16.4 million in dividend payments partially offset by $13.3 million in net income.

The following table presents selected balance sheet data for the Company at the dates indicated.
	Balance at
	December 31,	September 30,	December 31,
	2005	2005	2004
	(Dollars in thousands, except per share amounts)
Selected Balance Sheet Data:
Total assets	$ 8,318,836	$ 8,409,687	$ 8,549,546
Cash and cash equivalents	51,333	58,566	111,047
Loans receivable, net	5,565,077	5,464,130	4,895,066
Mortgage-related securities	1,967,564	2,145,254	2,632,913
Investment securities, held-to-maturity	430,517	430,499	587,814
Capital stock of FHLB	184,642	182,259	175,962
Deposits	3,937,237	3,960,297	4,150,776
Advances from FHLB	3,385,502	3,426,465	3,443,251
Other Borrowings	53,424	53,410	53,367
Stockholders' equity	862,238	865,063	846,849
Unrealized loss on available-for-sale
securities, net of income taxes	(3,470)	(3,769)	(870)
Equity to total assets at end of period	10.36%	10.29%	9.91%
Book value per share	$ 11.87	$ 11.91	$ 11.71
Shares outstanding used to calculate book value per share	72,653,502	72,654,981	72,299,755

Loans Receivable. The loan portfolio increased from $5.46 billion at September 30, 2005 to $5.57 billion at December 31, 2005. The $100.9 million growth in the loan portfolio was a result of $195.7 million in originations, $150.0 million in mortgage loan purchases and a slow down in prepayment speeds during the quarter. The slow down in prepayment speeds was a result of a slight increase in long-term rates during the current quarter compared to the quarter ended September 30, 2005. The increase in the portfolio was partially offset by $240.6 million in repayments during the quarter. Purchased loans from nationwide lenders represented 22.2% of the loan portfolio at December 31, 2005 compared to 21.8% at September 30, 2005.

Included in the loan portfolio at December 31, 2005 was $484.9 million of interest-only loans, which were primarily purchased from nationwide lenders during fiscal year 2005. During the quarter we purchased $48.3 million of interest-only loans from nationwide lenders. These loans do not typically require principal payments during their initial term. Of the interest-only loans purchased during fiscal years 2005 and 2006, approximately 49% of the loans do not require principal payments for five years and the remaining 51% do not require principal payments for ten years. Loans of this type generally are considered to be of greater risk to the lender because of the possibility that the borrower may default once principal payments are required. We attempt to mitigate the risk of interest-only loans by using prudent underwriting criteria. The interest-only loans we purchase have an average credit score of 733 and an average loan-to-value ratio of less than 80% at the time of purchase. As of December 31, 2005, we have not experienced any significant performance problems with our interest-only loans.

The emphasis on purchasing mortgage loans rather than mortgage-related securities has resulted in more assets earning a higher rate with no anticipated material increase in credit exposure. Loans purchased from nationwide and correspondent lenders during the quarter totaled $150.0 million at a weighted average rate of 5.09% compared to $170.2 million at a weighted average rate of 4.87% during the same period one year ago. Of the loans purchased during the current quarter and previous year quarter, $115.9 million and $92.0 million, respectively, were adjustable-rate. Generally, when acquired or originated, the initial rates on adjustable-rate loans are lower than the rates on fixed-rate loans. The underwriting standards of the lenders from whom the Bank purchases loans are substantially similar to the Bank's internal underwriting standards. Lenders are required to fully document all data sources for each application. "No Doc" or "Stated Income, Stated Assets" loans are not permitted. These requirements reduce the credit risk associated with the loans we purchase. Before committing to purchase a pool of loans, the Bank's Chief Lending Officer or Secondary Marketing Manager reviews specific criteria such as loan amount, credit scores, loan-to-value ratios, geographic location and debt ratios of each loan in the pool. If the specific criteria do not meet the Bank's underwriting standards and compensating factors are not sufficient, then a loan may be removed from the pool. Once the review of the specific criteria is complete and loans not meeting the Bank's standards are removed from the pool, changes are sent back to the lender for acceptance and pricing. Before the pool is funded, an approved Bank loan underwriter reviews 25% of the loan files and the supporting documentation in the pool. If a loan does not meet the Bank's underwriting standards for these loans, it is removed from the pool prior to funding.

As previously discussed, the Bank intends to continue purchasing mortgage loans as rates on purchased loans are generally more favorable than rates on mortgage-related securities. The majority of the mortgage loan purchases are expected to be adjustable-rate products as management strives for a 50/50 mix in fixed- and adjustable-rate interest earning assets. If adjustable-rate mortgage loans are not available either through origination or purchase, the Bank will purchase adjustable-rate mortgage-related securities or short- or medium-term bonds to assist in the management of our interest-rate risk profile.

The Bank primarily originates fixed-rate loans in its market areas. Total loan originations during the current quarter were $195.7 million at an average rate of 5.98% compared to loan originations of $208.0 million at an average rate of 5.32% for the prior year quarter. Of the loans originated during the current quarter and previous year quarter, $133.8 million and $132.6 million, respectively, were fixed-rate.

In order to remain competitive in our market areas, we currently originate adjustable-rate mortgage ("ARM") loans at initial rates below the fully indexed rate. We qualify borrowers based on this initial discounted rate for our three, five and seven year ARM loans. ARM loans can pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment also rises, increasing the potential for default.

Generally, during the three month period ended December 31, 2005, the Bank's 30 year fixed-rate loans, with no points paid by the borrower, were priced at approximately 164 basis points above the average 10 year Treasury rate, while the Bank's 15 year fixed-rate loans were priced approximately 126 basis points above the average 10 year Treasury rate. The Bank's loan pricing is comparable to the secondary mortgage market pricing.

The following table summarizes the activity in the loan portfolio for the periods indicated, excluding changes in loans in process, deferred fees and allowance for loan losses.

	For the Three Months Ended
	December 31, 2005		September 30, 2005		June 30, 2005		March 31, 2005
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Loans receivable:	(Dollars in thousands)
Beginning balance	$ 5,494,387	5.39%	$ 5,236,109	5.38%	$ 5,086,202	5.36%	$ 4,938,542	5.37%
Originations and refinances	195,665	5.98	264,867	5.67	232,498	5.60	162,163	5.34
Purchases	149,992	5.09	299,648	5.11	172,834	5.29	214,551	4.85
Repayments	(240,559)		(307,092)		(255,995)		(229,263)
Other	893		855		570		209
Ending balance	$ 5,600,378	5.41%	$ 5,494,387	5.39%	$ 5,236,109	5.38%	$ 5,086,202	5.36%

The following table presents the Company's loan portfolio at the dates indicated.

	December 31, 2005			September 30, 2005
	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$ 5,287,943	5.31%	94.42%	$ 5,189,006	5.30%	94.44%
Multi-family	43,744	6.47	0.78	40,636	6.51	0.74
Commercial	8,572	6.33	0.15	8,927	6.42	0.16
Construction and development	46,918	5.23	0.84	45,312	5.10	0.82
Total real estate loans	5,387,177	5.32	96.19	5,283,881	5.31	96.16

Consumer Loans:
Savings loans	7,829	5.29	0.14	8,377	5.08	0.15
Automobile	2,599	7.00	0.05	2,555	7.05	0.05
Home equity	200,699	7.84	3.58	197,626	7.58	3.60
Other(1)	2,074	7.78	0.04	1,948	7.84	0.04
Total consumer loans	213,201	7.74	3.81	210,506	7.48	3.84
Total loans receivable	5,600,378	5.41%	100.00%	5,494,387	5.39%	100.00%

Less:
Loans in process	19,738			14,803
Deferred fees and discounts	10,731			10,856
Allowance for losses	4,832			4,598
Total loans receivable, net	$ 5,565,077			$ 5,464,130

Other information:
Loans serviced for others	$ 426,198			$ 448,420

(1) Included in this amount were non-real estate commercial loans totaling $67 thousand and $70 thousand at December 31, 2005 and September 30, 2005, respectively.

At December 31, 2005, we had nine loans impacted by Hurricane Katrina. The carrying amount of these loans at December 31, 2005 was $4.4 million. We may not collect all amounts due according to the contractual terms of the loan agreements; however, based upon management's analysis at December 31, 2005, the underlying collateral of these loans was in excess of the carrying amounts. As such, no specific valuation allowance was recognized at December 31, 2005 related to these loans.

Non-performing loans consist primarily of loans 90 or more days delinquent and loans in the process of foreclosure. At December 31, 2005, our ratio of non-performing loans to total loans increased to 0.17%, from 0.09% as of September 30, 2005. The increase in the ratio was a direct result of the $1.9 million increase in one- to four-family loans classified as 90 or more days delinquent, and $2.3 million related to one- to four-family loans in foreclosure. The increase in loans classified as 90 or more days delinquent was due primarily to $1.0 million of loans secured by properties impacted by Hurricane Katrina. We attribute the increase of loans in foreclosure to houses not selling as quickly as in prior periods due to a slow down in the housing market. The majority of the non-performing loans are located in our market areas and, at December 31, 2005, the value of the underlying collateral exceeded the amount necessary to pay off the remaining loan balance.

Loans 30 to 89 days delinquent, which are not included in non-performing loans, increased approximately $2.2 million from September 30, 2005 to December 31, 2005. The majority of these loans are located in our market areas and are less than 59 days delinquent. Management believes it is likely we will collect all amounts due on these loans.

The risk that the balance of our non-performing loans may increase is primarily driven by the state of the local economies in which we lend. In most of our market areas, the economy has continued to be generally stable. Other risks to our loan portfolio remained largely unchanged from September 30, 2005, as property values have remained stable or increased.

The following table presents the Company's 30-89 day delinquent loans, non-performing loans and real estate owned, at the dates indicated. The balance of real estate owned was represented by 31 properties with an average balance of approximately $54 thousand at December 31, 2005. The ratios of non-performing loans to total loans and non-performing assets to total assets do not include loans that are 30-89 days delinquent. Non-performing assets include non-performing loans and real estate owned.
	December 31,	September 30,	June 30,
	2005	2005	2005
Asset quality information:	(Dollars in thousands)
Loans 30-89 days delinquent	$ 27,690	$ 25,518	$ 22,949
Non-performing loans	9,558	5,158	4,367
Real estate owned	1,678	1,653	1,695
Asset quality ratios:
Non-performing assets to total assets	0.14%	0.08%	0.07%
Non-performing loans to total loans	0.17%	0.09%	0.08%

The allowance for loan losses as a percentage of non-performing loans was 50.56% at December 31, 2005, compared to 89.14% at September 30, 2005. The decrease in the ratio of allowance for loan losses to non-performing loans primarily resulted from an increase in non-performing loans. Charge-offs, net of recoveries, totaled $34 thousand for the current quarter and represented 0.37% of average non-performing assets and less than 0.01% of the average outstanding balance of loans receivable.

The following table presents the Company's activity for the allowance for loan losses and related ratios at the dates and for the periods indicated.
	For the Three Months Ended
	December 31,
	2005	2004
Allowance for loan losses:	(Dollars in thousands)
Beginning balance	$ 4,598	$ 4,495
Losses charged against the allowance:
One- to four-family loans	21	16
Multi-family loans	--	--
Commercial and other loans	--	--
Consumer loans	13	21
Total charge-offs	34	37
Recoveries	--	15
Provision charged to expense	268	--
Ending balance	$ 4,832	$ 4,473

Allowance for loan losses to non-
performing loans	50.56%	86.14%
Allowance for loan losses to loans
receivable, net	0.09%	0.09%

Mortgage-Related Securities. The balance of mortgage-related securities decreased $177.7 million from $2.15 billion at September 30, 2005 to $1.97 billion at December 31, 2005. As previously stated, the Bank intends to purchase more mortgage-related and investment securities during fiscal year 2006 than during the previous fiscal year as a result of the Bank's continuing need to satisfy the collateral requirements of its interest-rate swap counterparties and the public unit depositors, and to manage interest rate risk according to limits set by the board of directors. See additional discussion regarding the Bank's interest rate risk position in "Quantitative and Qualitative Disclosure About Market Risk."

The following table provides a summary of the activity in our portfolio of mortgage-related securities for the periods presented. The yields and weighted average life ("WAL") for purchases are presented as recorded at the time of purchase. The yields for the beginning and ending balances are as of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The increase in the yield was primarily a result of adjustable-rate securities in the portfolio repricing up. The beginning and ending WAL is the estimated remaining maturity of the underlying collateral after projected prepayment speeds have been applied.

	For the Three Months Ended
	December 31, 2005			September 30, 2005			June 30, 2005			March 31, 2005
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
Mortgage-related securities:	(Dollars in thousands)
Beginning balance	$ 2,145,254	3.71%	3.38	$ 2,369,765	3.78%	2.98	$ 2,546,091	3.81%	3.39	$ 2,632,913	3.70%	3.22
Maturities and repayments	(175,734)			(221,101)			(194,009)			(173,618)
Net amortization of premiums/discounts	(2,439)			(3,150)			(2,893)			(2,698)
Purchases:
Fixed	--	--	--	1,903	5.28	6.20	17,812	5.41	5.72	2,321	4.96	7.28
Adjustable-rate	--	--	--	--	--	--	--	--	--	92,445	4.70	10.44
Change in valuation on securities	483			(2,163)			2,764			(5,272)
Ending balance	$ 1,967,564	3.84%	3.43	$ 2,145,254	3.71%	3.38	$ 2,369,765	3.78%	2.98	$ 2,546,091	3.81%	3.39

Investment securities. Investment securities, which consist of agency bonds (primarily issued by Fannie Mae), remained relatively unchanged from September 30, 2005. The following table provides a summary of the activity of investment securities for the periods presented. The yields for the beginning and ending balances are as of the periods presented. The beginning and ending WAL represent the estimated remaining maturity of the underlying collateral after projected call dates have been considered, based upon market rates at each date presented. The increase in the WAL at December 31, 2005 compared to September 30, 2005 was due to changes in the likelihood of callable agency securities being called on their call date as a result of the current or anticipated interest rate environments.
	For the Three Months Ended
	December 31, 2005			September 30, 2005			June 30, 2005			March 31, 2005
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
Investment securities:	(Dollars in thousands)
Beginning balance	$ 430,499	4.54%	2.48	$ 455,497	4.59%	1.63	$ 505,617	4.65%	3.01	$ 587,814	4.79%	1.69
Maturities and calls	--			(25,000)			(50,000)			(82,000)
Net amortization of premiums/discounts	18			2			(120)			(197)
Ending balance	$ 430,517	4.54%	2.73	$ 430,499	4.54%	2.48	$ 455,497	4.59%	1.63	$ 505,617	4.65%	3.01

Liabilities.   Liabilities decreased $88.1 million from $7.54 billion at September 30, 2005 to $7.46 billion at December 31, 2005. The decrease was a result of a $41.0 million decrease in FHLB advances due primarily to the pay down of FHLB borrowings, a $31.1 million decrease in advance payments by borrowers for taxes and insurance due to the timing of escrow payments and a $23.1 million decrease in the deposit portfolio.

During October 2005, a $100.0 million FHLB advance matured. The Bank borrowed $100.0 million on its FHLB line of credit to pay off the maturing FHLB advance. During the quarter, the Bank paid down a net $36.4 million on the line of credit as the interest rate on the Bank's short-term investment opportunities for those funds were less than the rate on the line of credit. Management will continue to monitor the Bank's investment opportunities and balance those opportunities with the cost of the FHLB line of credit and advances.

The $23.1 million decrease in the deposit portfolio was primarily a result of a $37.5 million decrease in the certificate of deposit portfolio and partially a result of a $10.2 million decrease in the passbook and passcard and money market portfolios. The decrease in deposits was partially offset by a $24.7 million increase in the checking portfolio due to the timing of payroll deposits. As previously discussed, the Bank has experienced aggressive deposit pricing by other financial institutions in its local markets. There are several local competitors offering certificates of deposit with original maturities less than 18 months at rates more than 50 basis points higher than the Bank's comparable term certificates. The Bank has not responded with comparable offerings as management does not believe the cost of such funds are balanced with the Bank's opportunities for investment.
	At			At			At			At
	December 31, 2005			September 30, 2005			June 30, 2005			March 31, 2005
		Average	% of		Average	% of		Average	% of		Average	% of
	Amount	Cost	Total	Amount	Cost	Total	Amount	Cost	Total	Amount	Cost	Total
	(Dollars in thousands)
Checking	$ 423,148	0.21%	10.75%	$ 398,490	0.21%	10.06%	$ 398,493	0.21%	9.98%	$ 413,801	0.21%	10.21%
Passbook and passcard	115,075	0.65	2.92	121,133	0.65	3.06	125,209	0.65	3.14	129,132	0.65	3.19
Money market	869,398	2.32	22.08	873,570	2.06	22.06	908,997	1.94	22.77	937,695	1.86	23.14
Certificates	2,529,616	3.59	64.25	2,567,104	3.35	64.82	2,558,790	3.16	64.11	2,570,972	3.06	63.46
Total deposits	$ 3,937,237	2.86%	100.00%	$ 3,960,297	2.67%	100.00%	$ 3,991,489	2.51%	100.00%	$ 4,051,600	2.41%	100.00%

Stockholders' Equity. Total stockholders' equity decreased $2.8 million during the quarter to $862.2 million at December 31, 2005. The decrease was primarily a result of $16.4 million in dividend payments, partially offset by $13.3 million in net income.

It is management's intent to repurchase more of the Company's stock during fiscal year 2006 compared to fiscal year 2005 subject, however, to a number of factors including market conditions, the Company's financial condition and results of operations, the local economy and regulatory requirements.

Dividends from the Company are the only source of funds for MHC. It is expected that MHC will waive future dividends except to the extent they are needed to fund its continuing operations. The following table shows the number of shares eligible to receive dividends because of the waiver of dividends by MHC at December 31, 2005. The unvested shares in the ESOP receive dividends that are recorded through compensation expense.
Total voting shares outstanding at September 30, 2005	74,286,889
Treasury stock acquisitions	(55,239)
RRP grants, net	2,500
Options exercised, net	1,850
Total voting shares outstanding at December 31, 2005	74,236,000
Unvested shares in ESOP	(1,613,108)
Shares held by MHC	(52,192,817)
Total shares eligible to receive dividends at December 31, 2005	20,430,075

The following table presents dividends paid each quarter for calendar years 2006, 2005 and 2004. The actual amount of the dividend to be paid during the quarter ending March 31, 2006, as declared on January 24, 2006 will be based upon the number of shares outstanding on the record date, February 3, 2006. The amount shown below is based upon shares outstanding on January 30, 2006. This does not represent the actual dividend payout, but rather management's estimate of the number of dividend shares and total dividend payout at this time.

	Calendar Year
	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Quarter ended March 31
Number of dividend shares	20,456,333	20,634,728	19,220,972
Dividend per share	$ 0.50	$ 0.50	$ 0.50
Total dividends paid	$ 10,228	$ 10,317	$ 9,610
Quarter ended June 30
Number of dividend shares		20,393,519	19,633,381
Dividend per share		$ 0.50	$ 0.50
Total dividends paid		$ 10,197	$ 9,817
Quarter ended September 30
Number of dividend shares		20,363,619	19,777,200
Dividend per share		$ 0.50	$ 0.50
Total dividends paid		$ 10,182	$ 9,889
Quarter ended December 31
Number of dividend shares		20,483,464	20,051,788
Dividend per share		$ 0.50	$ 0.50
Total dividends paid		$ 10,242	$ 10,026
Special year end dividend
Number of dividend shares		20,483,464
Dividend per share		$ 0.30	$ --
Total dividends paid		$ 6,145	$ --

Calendar year-to-date dividends per share	$ 0.50	$ 2.30	$ 2.00

Comparison of Operating Results for the Three Months Ended December 31, 2005 and 2004

For the three months ended December 31, 2005, the Company recognized net income of $13.3 million, compared to net income of $18.6 million for the same quarter one year ago. The $5.3 million decrease in net income was primarily a result of a $9.8 million increase in interest expense, specifically on the interest rate swaps and certificates of deposit which are both generally priced based upon short-term interest rates (two year and shorter maturities). The increase in interest expense was partially offset by a $2.7 million decrease in income tax expense due to a reduction in earnings between the two periods and a $2.1 million increase in interest income.

Total interest and dividend income for the quarter was $101.9 million compared to $99.8 million for the prior year quarter. The $2.1 million increase was primarily a result of an increase in interest income on loans receivable which was offset partially by a decrease in interest income on mortgage-related and investment securities.

Interest income on loans receivable for the quarter was $75.2 million compared to $65.7 million for the prior year quarter. The $9.5 million increase in interest income was primarily a result of a $727.4 million increase in the average balance of the loan portfolio between the two periods due to the origination and purchase of mortgage loans and a slow down in prepayment speeds. The increase in the average balance was partially offset by a 4 basis point decrease in the weighted average yield to 5.42% for the current quarter. The decrease in the weighted average yield was due to the purchase and origination of adjustable-rate loans with initial rates generally below that of the loan portfolio rate. This decrease was partially offset by fixed-rate loans that were originated at rates higher than the loan portfolio rate, ARMS repricing, and also by an increase in the rate of the consumer loan portfolio, most notably the home equity loan portfolio, which is indexed to the prime rate. Generally, the rates on adjustable-rate loans are lower than the rates on fixed-rate loans due to the nature of the product. However, the rates on adjustable-rate loans are generally more favorable than the rates on adjustable-rate mortgage-related securities.

Interest income on mortgage-related securities for the quarter was $19.3 million compared to $24.3 million for the prior year quarter. The $5.0 million decrease in interest income was primarily a result of a $636.7 million decrease in the average balance of the mortgage-related securities portfolio between the two periods. The decrease in the average balance was a result of management's emphasis on purchasing mortgage loans with excess funds rather than mortgage-related securities as, generally, the rates on purchased mortgage loans were more favorable than the rates on mortgage-related securities at the time of investment. The decrease in the average balance was partially offset by a 15 basis point increase in the mortgage-related securities portfolio weighted average yield to 3.74% for the current quarter. The increase in the weighted average yield was primarily a result of adjustable-rate securities in the portfolio repricing to a higher rate.

Interest income on investment securities for the quarter was $4.9 million compared to $7.7 million for the prior year quarter. The $2.8 million decrease in interest income was primarily a result of a $201.5 million decrease in the average balance of the portfolio and, to a lesser extent, a 35 basis point decrease in the weighted average portfolio yield to 4.55% for the current quarter. The decrease in the average balance was a result of called or maturing securities that were not replaced during fiscal year 2005. The decrease in the weighted average yield of the portfolio was attributed to called and maturing securities during fiscal year 2005 with weighted average yields greater than that of the remaining portfolio.

Interest expense on FHLB advances for the quarter was $39.8 million compared to $34.5 million for the prior year quarter. The $5.3 million increase was primarily a result of an increase in the paying rate on the interest rate swaps and, to a lesser extent, an increase in the weighted average rate on the FHLB advances which includes the FHLB line of credit. The weighted average paying rate on the variable-rate interest rate swaps was 6.56% for the quarter compared to 4.52% for the prior year quarter. The 204 basis point increase was due to the increase in the one month LIBOR rate between the two periods. Currently, the Bank is in a net paying position on the interest rate swaps. If the one month LIBOR rate remains higher than 3.68% (weighted average break even LIBOR rate), then the Bank will continue to be in a paying position on the interest rate swaps. The increase in the weighted average rate on the FHLB advances was a result of advances that matured during fiscal year 2005 being replaced by advances with a weighted average rate higher than the maturing advance rate and the line of credit rate exceeding the rates paid on the fixed-term advances.

Interest expense on deposits for the quarter was $27.2 million compared to $23.1 million for the prior year quarter. The $4.1 million increase was primarily a result of an increase in the average rate on the certificate of deposit and money market portfolios which was partially offset by a decrease in the average balance of each portfolio. The weighted average rate of the certificate of deposit portfolio for the quarter was 3.45% compared to 2.80% for the prior year quarter. The average balance of the certificate of deposit portfolio decreased $165.1 million between the two periods to $2.52 billion for the current quarter. The weighted average rate of the money market portfolio for the quarter was 2.25% compared to 1.56% for the prior year quarter. The average balance of the money market portfolio decreased $55.6 million between the two periods to $869.8 million for the current quarter. As previously discussed, the Bank has not matched the aggressive pricing by other financial institutions in its local markets because of the likely increase in our net interest margin compression. However, the Bank did increase certain deposit rates to remain competitive in the mid tier competitor market, thus resulting in an increase in the certificate of deposit and money market portfolios' weighted average rates. The Bank's reluctance to match the top tier competitors' rates has likely been the reason for the decrease in the balance of the certificate of deposit and money market portfolios between the two periods.

During the current quarter the Bank recorded a provision for loan losses of $268 thousand. The increase in the provision for loan losses in the current quarter was a result of an increase in the inherent risk of the loan portfolio due primarily to the increased size of the portfolio.

Other income remained relatively unchanged in total between the current quarter and the prior year quarter. Retail fees and charges increased $495 thousand to $4.3 million for the current quarter as a result of increased debit card usage, an increase in overdraft protection fees and a decrease in the amount of overdrawn account charge-offs. Other, net decreased $421 thousand to $644 thousand for the current quarter as a result of a decrease in profits on sales of real estate owned and premium income received by Capitol Federal Mortgage Reinsurance Company.

Other expenses remained relatively unchanged in total between the current quarter and the prior year quarter. Occupancy expense decreased $237 thousand to $3.0 million which was primarily a result of a decrease in communication network expenses. Salaries and employee benefits decreased $187 thousand to $9.9 million which was primarily a result of a reduction in costs associated with the long-term incentive program due to a decrease in the Company's stock price. Regulatory and outside services increased $222 thousand to $1.2 million which was primarily a result of additional consulting and audit fees incurred due to complying with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"). Other, net increased $164 thousand to $1.7 million which was primarily a result of regularly scheduled facility maintenance at the home office during the current quarter.

During fiscal year 2005 and the first quarter of fiscal year 2006, the Company incurred $1.8 million in consulting and audit fees to comply with SOX 404 documentation and internal testing requirements. Of the $1.8 million of outside professional fees, $1.2 million related to consulting fees and $629 thousand related to audit fees concentrating on the external auditor's attestation work. During the same period, the Company also incurred $856 thousand in expenses and capitalized purchases as a result of information technology upgrades to comply with SOX 404.

Income tax expense for the current quarter was $8.5 million compared to $11.2 million in the prior year quarter. The effective tax rate for the quarter was 39.04% compared to 37.70% for the prior year quarter. The increase in the effective tax rate compared to the prior year quarter was primarily a result of a change in the Company's estimate of the impact of tax benefits associated with the ESOP. The decrease in the amount of income tax expense was a direct result of a decrease in earnings compared to the prior year quarter.

The Company's efficiency ratio for the quarter was 44.24% compared to 37.25% for the prior year quarter. The increase in the efficiency ratio was largely due to the decrease in net interest income. The efficiency ratio measures a financial institution's total other expenses as a percent of its net interest margin and other income. A lower value indicates that a financial institution is generating revenue with a lower level of expense. Another measure of a financial institution's ability to operate efficiently is the ratio of other expenses to total average assets, the "operating expense ratio". The Company's operating expense ratio for the quarter was 0.84%, compared to 0.82% for the prior year quarter.

The following table presents the average balances of our assets, liabilities and stockholders' equity and the related yields and costs on our interest-earning assets and interest-bearing liabilities for the periods indicated. Average yields are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.
	For the Three Months Ended
	December 31, 2005		September 30, 2005		June 30, 2005		December 31, 2004
	Average		Average		Average		Average
	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$ 5,544,057	5.42%	$ 5,315,738	5.40%	$ 5,092,962	5.45%	$ 4,816,683	5.46%
Mortgage-related securities	2,067,450	3.74	2,276,926	3.59	2,470,965	3.67	2,704,181	3.59
Investment securities	430,505	4.55	434,297	4.56	496,781	4.66	632,010	4.90
Cash and cash equivalents	8,658	3.62	56,697	3.29	34,069	2.79	47,927	1.73
Capital stock of FHLB	182,262	5.19	180,143	4.71	177,934	4.98	174,146	4.18
Total interest-earning assets (1)	8,232,932	4.95	8,263,801	4.83	8,272,711	4.85	8,374,947	4.76
Other noninterest-earning assets	142,423		155,077		182,027		191,941
Total assets	$ 8,375,355		$ 8,418,878		$ 8,454,738		$ 8,566,888

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits	$ 3,898,896	2.77	$ 3,968,963	2.60	$ 3,993,758	2.44	$ 4,126,050	2.22
FHLB advances (2)	3,441,450	4.53	3,436,204	4.37	3,441,390	4.22	3,450,167	3.95
Borrowings, other	53,415	6.99	53,401	6.45	53,386	5.99	53,360	4.92
Total interest-bearing liabilities	7,393,761	3.62	7,458,568	3.44	7,488,534	3.28	7,629,577	3.02
Other noninterest-bearing liabilities	116,026		95,046		104,833		97,422
Stockholders' equity	865,568		865,264		861,371		839,889
Total liabilities and
stockholders' equity	$ 8,375,355		$ 8,418,878		$ 8,454,738		$ 8,566,888

Net interest rate spread		1.33%		1.39%		1.57%		1.74%
Net interest-earning assets	$ 839,171		$ 805,233		$ 784,177		$ 745,370
Net interest margin		1.64%		1.68%		1.87%		1.99%
Ratio of interest-earning assets
to interest-bearing liabilities		1.11		1.11		1.10		1.10

Selected performance ratios:
Return on average assets (annualized)		0.64%		0.61%		0.76%		0.87%
Return on average equity (annualized)		6.15%		5.94%		7.50%		8.85%
Average equity to average assets		10.33%		10.28%		10.19%		9.80%

(1) Calculated net of deferred loan fees, loan discounts, and loans in process. Non-accruing loans are included in the loans receivable average balance with a yield of zero percent.

(2) Includes an increase in net interest expense of $814 thousand as a result of interest rate swaps for the three months ended December 31, 2005. Includes a decrease in net interest expense of $338 thousand, $1.3 million and $3.4 million as a result of interest rate swaps for the three months ended September 30, 2005, June 30, 2005 and December 31, 2004, respectively.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended December 31, 2005 to the quarter ended December 31, 2004. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.
	Quarter Ended December 31,
	2005 vs. 2004
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$ 9,737	$ (300)	$ 9,437
Mortgage-related securities	(6,011)	1,084	(4,927)
Investment securities	(2,324)	(527)	(2,851)
Capital stock of FHLB	93	454	547
Cash equivalents	394	(524)	(130)
Total interest-earning assets	1,889	187	2,076

Interest-bearing liabilities:
Passbook and passcard	(11)	(12)	(23)
Checking and money market	(153)	1,418	1,265
Certificates	(1,072)	4,003	2,931
FHLB advances and other borrowings	(376)	6,009	5,633
Total interest-bearing liabilities	(1,612)	11,418	9,806

Net change in net interest income	$ 3,501	$(11,231)	$ (7,730)

The following table presents rate information at the dates indicated.

	December 31,	September 30,	December 31,
	2005	2005	2004
Average Yield / Cost at End of Period:
(annualized)
Loans receivable	5.51%	5.49%	5.48%
Mortgage-related securities	3.84	3.71	3.70
Investment securities	4.54	4.54	4.79
Deposits	2.86	2.67	2.29
FHLB advances	4.59	4.42	4.01
Borrowings, other	6.92	6.37	4.84

The following table presents selected income statement information for the quarters indicated.
	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2005	2005	2005	2005	2004
Selected income statement data:	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Loans receivable	$ 75,160	$ 71,785	$ 69,436	$ 67,028	$ 65,723
Mortgage-related securities	19,344	20,462	22,656	24,353	24,271
Investment securities	4,894	4,947	5,784	6,563	7,745
Other interest and
dividend income	2,462	2,610	2,447	2,252	2,045
Total interest and
dividend income	101,860	99,804	100,323	100,196	99,784

Interest expense:
Deposits	27,245	26,016	24,267	23,644	23,072
FHLB advances	39,804	38,197	36,496	34,961	34,456
Other borrowings	955	880	808	734	670
Total interest expense	68,004	65,093	61,571	59,339	58,198

Provision for loan losses	268	215	--	--	--

Net interest and
dividend income	33,588	34,496	38,752	40,857	41,586

Other income	5,850	5,939	6,076	5,502	5,831
Other expenses	17,600	19,281	18,770	18,010	17,603
Income tax expense	8,525	8,310	9,898	10,867	11,241
Net income	$ 13,313	$ 12,844	$ 16,160	$ 17,482	$ 18,573

Basic earnings per share	$ 0.18	$ 0.18	$ 0.22	$ 0.24	$ 0.26
Diluted earnings per share	$ 0.18	$ 0.18	$ 0.22	$ 0.24	$ 0.25
Dividends declared per share	$ 0.80	$ 0.50	$ 0.50	$ 0.50	$ 0.50

Comparison of Operating Results for the Three Months Ended December 31, 2005 and September 30, 2005

For the quarter ended December 31, 2005, the Company recognized net income of $13.3 million, compared to net income of $12.8 million for the quarter ended September 30, 2005. The $469 thousand increase in net income was a result of a $1.7 million decrease in other expenses which was partially offset by an $855 thousand decrease in net interest and dividend income and a $215 thousand increase in income tax expense.

Net interest and dividend income for the current quarter was $33.9 million compared to $34.7 million for the quarter ended September 30, 2005. The $855 thousand decrease between the two quarters was a result of a $2.9 million increase in interest expense which was partially offset by a $2.1 million increase in interest income.

Interest income on loans receivable for the current quarter was $75.2 million compared to $71.8 million for the quarter ended September 30, 2005. The $3.4 million increase in interest income was primarily a result of a $228.3 million increase in the average balance of loans receivable and partially a result of a 2 basis point increase in the average yield of loans receivable to 5.42%. The increase in the average balance was due to the origination and purchase of mortgage loans, and a slow down in prepayment speeds. The increase in the average yield can be attributed to ARM loans repricing, fixed-rate mortgage loans being originated at rates higher than the loan portfolio rate, and to the increase in the rate of the consumer loan portfolio, most notably the home equity loan portion of the consumer loan portfolio.

Interest income on mortgage-related securities for the current quarter was $19.3 million compared to $20.5 million for the quarter ended September 30, 2005. The $1.2 million decrease in interest income was a result of a $209.5 million decrease in the average balance which was partially offset by an increase in the average rate. The average balance decreased as a result of maturities and repayments during the quarter. There were no purchases of mortgage-related securities during the quarter. The weighted average rate increased 15 basis points to 3.74% for the current quarter due primarily to adjustable-rate securities in the portfolio repricing to a higher rate.

Interest expense on FHLB advances for the current quarter was $39.8 million compared to $38.2 million for the quarter ended September 30, 2005. The $1.6 million increase in interest expense was primarily a result of an increase in the weighted average rate of the FHLB borrowings due to an increase in the paying rate on the interest rate swaps. The weighted average paying rate on the variable-rate interest rate swaps was 6.56% for the current quarter compared to 5.99% for the quarter ended September 30, 2005.

Interest expense on deposits for the current quarter was $27.2 million compared to $26.0 million for the quarter ended September 30, 2005. The $1.2 million increase in interest expense was primarily a result of an increase in the average rate on the certificate of deposit and money market portfolios which was partially offset by a decrease in the average balance of each portfolio. The weighted average rate paid on the certificate of deposit portfolio for the current quarter was 3.45% compared to 3.25% for the quarter ended September 30, 2005. The weighted average rate paid on the money market portfolio for the current quarter was 2.25% compared to 2.06% for the quarter ended September 30, 2005. As previously discussed, the Bank has not matched the aggressive pricing by other financial institutions in the Bank's local markets because of the likely increase in our net interest margin compression. The Company believes that this is the likely reason for the decrease in the average balance of the certificate of deposit and money market portfolios between the two periods.

Other expenses for the current quarter were $17.6 million compared to $19.3 million for the quarter ended September 30, 2005. The $1.7 million decrease was primarily a result of a decrease in regulatory and outside services, advertising expenses, salaries and employee benefits and occupancy expenses which was partially offset by an increase in other expenses, net. Regulatory and outside services decreased $756 thousand as a result of a decrease in consulting and audit fees incurred due to SOX 404 compliance. Advertising expense decreased $537 thousand as there were no special marketing promotions during the current quarter. Salaries and employee benefits decreased $448 thousand as a result of adjusting the current fiscal year short-term performance plan for fiscal year 2006 projections. Occupancy expense decreased $412 thousand as a result of a decrease in software maintenance, communication network expenses and a decrease in depreciation expense which was partially offset by an increase in building maintenance repairs. Other expenses, net, increased $602 thousand as the September 30, 2005 quarter included a $418 thousand net recovery on the valuation of mortgage-servicing rights and there was no such recovery during the current quarter.

Income tax expense for the current quarter was $8.5 million compared to $8.3 million for the quarter ended September 30, 2005. The $215 thousand increase was primarily a result of an increase in earnings in the current quarter compared to the prior quarter.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended December 31, 2005 to the quarter ended September 30, 2005. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year's average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.
	Quarter Ended
	December 31, 2005 vs. September 30, 2005
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$ 3,067	$ 308	$ 3,375
Mortgage-related securities	(2,022)	904	(1,118)
Investment securities	(43)	(10)	(53)
Capital stock of FHLB	27	217	244
Cash equivalents	(444)	52	(392)
Total interest-earning assets	585	1,471	2,056

Interest-bearing liabilities:
Passbook and passcard	(7)	(12)	(19)
Checking and money market	(100)	382	282
Certificates	(290)	1,256	966
FHLB advances and other borrowings	41	1,641	1,682
Total interest-bearing liabilities	(356)	3,267	2,911

Net change in net interest income	$ 941	$ (1,796)	$ (855)

Liquidity and Capital Resources

Liquidity management is both a daily and long-term function of our business management. The Bank's most available liquid assets, represented by cash and cash equivalents, available-for-sale mortgage-related securities and short-term investment securities, are a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, FHLB advances, repayments on and maturities of outstanding loans and mortgage-related securities, other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and payments on short-term investments are relatively predictable sources of funds, deposit flows and prepayments on loans and mortgage-related securities are greatly influenced by general interest rates, economic conditions and competition and are less predictable sources of funds. To the extent possible, the Bank manages the cash flows of its portfolios by the rates it offers customers. Available funds are used primarily to meet our ongoing operations, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. At December 31, 2005, approximately $1.47 billion of our $3.94 billion in deposits were certificates of deposit scheduled to mature within one year. Based on past experience and our pricing strategy on certain products, we expect that a majority of these maturing deposits will renew, although no assurance can be given in this regard.

The Bank has used FHLB advances to provide funds for lending and investment activities. FHLB lending guidelines set borrowing limits as part of their underwriting standards. At December 31, 2005, the Bank's ratio of the face amount of advances to total assets, as reported to the Office of Thrift Supervision ("OTS"), was 40.13%. Our advances are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to FHLB Topeka. Advances in excess of 40 percent of total assets, but not exceeding 55 percent of total assets, may be approved by the president of FHLB Topeka based upon a review of documentation supporting the use of the advances. In July 2005, the president of FHLB Topeka approved an increase in the Bank's borrowings to 45 percent of total assets for one year. Currently, the blanket pledge is sufficient collateral for the FHLB advances. It is possible that increases in our borrowings or decreases in our loan portfolio could require the Bank to pledge securities as collateral on the FHLB advances. The Bank's policy allows borrowing from FHLB of up to 55 percent of total assets. In the past, the Bank has utilized other sources for liquidity, such as secondary market repurchase agreements, but in recent years it has relied primarily on the FHLB advances.

In March 2004, the Company issued $53.6 million in Junior Subordinated Deferrable Interest Debentures ("Debentures") in connection with a trust preferred securities offering. The Company received, net, $52.0 million from the issuance of the Debentures and an investment of $1.6 million in Capitol Federal Financial Trust I (the "Trust"). The Company did not down-stream the proceeds to be used by the Bank for Tier 1 capital because the Bank exceeded all regulatory requirements to be a well-capitalized institution. Instead, the Company deposited the proceeds into certificate accounts at the Bank to be used to further the Company's general corporate and capital management strategies which could include the payment of dividends. At December 31, 2005, Capitol Federal Financial, at the holding company level, had $118.2 million in cash and certificates of deposit.

On December 28, 2005, the Bank entered into a series of agreements with third party entities in connection with the planned replacement of the Bank's core information technology processing system. The agreements provide for the Bank's purchase of hardware, purchase and licensing of software and receipt of maintenance, support and other services. The principal software maintenance agreement has an initial term of five and one-half years, renewable thereafter for successive terms of 33 months. Also in connection with the replacement of its core information technology processing system, the Bank entered into a license and service agreement with a third party for the use of the third party's proprietary mortgage loan origination system software. Under this agreement, maintenance services are to be provided for an initial term of five years, renewable thereafter for additional one-year terms. At December 31, 2005, the Company estimated that the total cash outflows associated with the replacement of the Bank's core information technology processing system would be approximately $7.2 million, most of which will be capitalized and depreciated over a period not greater than five years. Management is anticipating incurring approximately 75% of fiscal year 2005 consulting fees related to SOX 404 during fiscal year 2006 as a result of documenting and testing controls of the new core information technology processing system, prior to conversion to the new system, to comply with SOX 404. It is anticipated that following the conversion, operating expenses associated with our information technology process will be largely unchanged.

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

The Company's contractual obligations related to operating leases and debentures have not changed significantly from September 30, 2005. The following table summarizes our other contractual obligations as of December 31, 2005.

	Maturity Range

		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
	(Dollars in thousands)
FHLB advances	$ 3,350,000	$ 100,000	$ 1,875,000	$ 1,375,000	--

FHLB line of credit	63,600	63,600	--	--	--

Certificates of deposit	2,529,616	1,470,748	923,728	125,956	9,184

Commitments to originate and
purchase mortgage loans	106,699	106,699	--	--	--

Commitments to fund unused
home equity lines of credit	271,419	271,419	--	--	--

Unadvanced portion of
construction loans	19,738	19,738	--	--	--

The maturity schedule for our certificates of deposit portfolio at December 31, 2005 is located under "Item 3. Quantitative and Qualitative Disclosure About Market Risk". We anticipate that we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

During December 2003, the Bank entered into interest rate swap agreements with a notional amount of $800.0 million. The Bank is utilizing the interest rate swap agreements to modify its interest rate risk profile. The counterparties with whom we have entered into the interest rate swap agreements are rated as AA- or higher per our internal policies. Counterparties to the interest rate swaps require collateral for their exposure to the Bank's net payable mark-to-market position under the terms of the interest rate swap agreements. The exposure is estimated daily by the counterparties calculating a market value for each swap on a net settlement basis. When the valuation indicates that the Bank has a net payable to the counterparty, the Bank may be required to post collateral sufficient to satisfy the counterparty's exposure. When required, the collateral pledged to the counterparty would be restricted and not available-for-sale. Each counterparty has different collateralization requirements. The Bank posted available-for-sale mortgage-related securities with an estimated market value of $45.1 million as collateral as of December 31, 2005. If the future obligation indicates that the Bank has a net receivable mark-to-market position from the counterparties, the Bank could have a certain level of exposure to the extent the counterparties are not able to satisfy their obligations to the Bank.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company's consolidated financial statements for the current interim period or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a "well-capitalized" status in accordance with regulatory standards. Total equity for the Bank was $777.9 million at December 31, 2005, or 9.4% of total assets on that date. As of December 31, 2005, the Bank exceeded all capital requirements of the OTS. The following table presents the Bank's regulatory capital ratios at December 31, 2005 based upon regulatory guidelines.

		Regulatory
		Requirement
	Bank	For "Well
	Ratios	Capitalized" Status
Core capital	9.3%	5.0%
Tier I risk-based capital	21.6	6.0
Total risk-based capital	21.5	10.0

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company. Under OTS safe harbor regulations, the Bank may distribute to the Company capital not exceeding net income for the current calendar year and the prior two calendar years. Due to refinancing the FHLB advances in July 2004, the Bank is required to obtain a waiver of the safe harbor regulation from the OTS for capital distributions to the Company through at least December 31, 2006. The Bank cannot distribute capital to the Company unless it receives waivers of the safe harbor regulation from the OTS during the current waiver period. Currently, the Bank has authorization from the OTS to distribute capital from the Bank to the Company through the quarter ending June 30, 2006. So long as the Bank continues to maintain excess capital, operate in a safe and sound manner and comply with the interest rate risk management guidelines of the OTS, it is management's belief that the Bank will be able to continue to receive waivers to distribute, from the Bank to the Company, the net income of the Bank.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

For a complete discussion of the Company's asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company's portfolios, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk" in the Company's Annual Report to Stockholders for the year ended September 30, 2005, attached as Exhibit 13 to the Company's Annual Report on Form 10-K for the year ended September 30, 2005.

The asset liability committee regularly reviews the interest rate risk exposure of the Bank by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and measuring the market value of portfolio equity ("MVPE") at various dates. The MVPE is defined as the net of the present value of the cash flows of an institution's existing assets, liabilities and off-balance sheet instruments. The present values are determined in alternative interest rate environments providing potential changes in MVPE under those alternative interest rate environments.

For each period end presented in the following table, the estimated percentage change in the Bank's net interest income based on the indicated instantaneous, parallel and permanent change in interest rates are presented. The percentage change in each interest rate environment represents the difference between estimated net interest income in the 0 basis point interest rate environment ("base case", assumes market and product interest rates do not change from the as-of date) and estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates). Estimations of net interest income used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented. The estimation of net interest income does not include any change in the amount of unamortized premium on mortgage-related securities, any projected gain-on-sale related to the sale of loans or the effect of the use of new interest rate swaps or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments. It is important to consider that the estimated changes in net interest income are for a cumulative four-quarter period. These do not reflect the earnings expectations of management.

Percentage Change in Net Interest Income (next four quarters)

Change	At
(in Basis Points)	December 31,	September 30,	June 30,	March 31,	December 31,
in Interest Rates(1)	2005	2005	2005	2005	2004
-300 bp	n/m(2)	n/m(2)	n/m(2)	n/m(2)	n/m(2)
-200 bp	4.12	1.53	-2.31	n/m(2)	n/m(2)
-100 bp	5.87	4.48	1.83	4.10	-0.43
0 bp	--	--	--	--	--
+100 bp	-9.11	-8.97	-7.74	-8.45	-7.06
+200 bp	-19.80	-19.47	-17.37	-18.11	-15.79
+300 bp	-31.26	-30.76	-27.94	-28.37	-25.50

(1) Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

(2) Not meaningful, some market rates would compute to a rate less than zero percent.

At December 31, 2005, the Bank's net interest income sensitivity to changes in interest rates, compared to September 30, 2005, remains largely unchanged. As such, the factors influencing the fair value calculation of the Bank's financial assets and liabilities have not significantly changed in scope or magnitude since September 30, 2005. The primary drivers for the decrease in the estimated net interest income in the increasing rate environments are anticipated increases in costs of deposits and interest rate swaps in excess of the increases in yield in the loan and investment and mortgage-related securities portfolios. The increase in the cost of deposits is primarily a result of the relatively short average maturity of the Bank's certificate of deposit portfolio and some anticipated increase in the cost of money market accounts. The increase in the costs of the interest rate swaps is due to the immediate repricing nature of the interest rate swaps, which results in the interest rate swaps experiencing the full impact of the rate change immediately. Changes in the rates on the mortgage loan and mortgage-related securities portfolios happen at a slower pace, compared to the interest-bearing liabilities, because only the amount of cash flow received on the repayment of these portfolios is reinvested at the higher rates. As interest rates increase the rate of prepayment on loans generally decreases, which results in less cash available to be reinvested at higher rates. The increase in the estimated net interest income if interest rates were to decrease is primarily the result of the immediate decrease in the cost of our interest rate swaps and the rapid decrease in the cost of deposits compared to a slower decrease in the yield on our interest-earning assets.

It is generally anticipated that interest rates on terms to maturity of less than or equal to two years will continue to increase through the first half of 2006. It is also generally anticipated that interest rates for terms longer than two years will not rise significantly during fiscal year 2006. Based upon the relatively short term to repricing of our liabilities compared to our assets, it is likely that the Bank's net interest income sensitivity to changes in interest rates will continue to worsen during the first half of 2006. This will result in a reduced net interest margin in fiscal year 2006 compared to fiscal year 2005. The extent of the reduction in the net interest margin will depend upon such factors as the increased cost of deposits based upon our deposit pricing in response to expected higher market rates, the volume of deposit flows on a net basis into or out of the Bank, the amount of loan prepayments and the reinvestment of those prepayments into new assets and the rates received on those assets relative to the change in the cost of liabilities.

The following table sets forth the estimated percentage change in MVPE at each period end presented based on the indicated instantaneous, parallel and permanent change in interest rates. The percentage change in each interest rate environment represents the difference between MVPE in the base case and MVPE in each alternative interest rate environment. The estimations of MVPE used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change, that any repricing of assets or liabilities occurs at anticipated product or market rates for the alternative rate environments as of the dates presented and that different prepayment rates are used in each alternative interest rate environment. The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment. The table presents the effects of the change in interest rates on our assets and liabilities as they mature, repay or reprice, as shown by the change in the MVPE in changing interest rate environments.

Percentage Change in MVPE
Change	At
(in Basis Points)	December 31,	September 30,	June 30,	March 31,	December 31,
in Interest Rates(1)	2005	2005	2005	2005	2004
-300 bp	n/m(2)	n/m(2)	n/m(2)	n/m(2)	n/m(2)
-200 bp	1.84	-3.08	-10.71	n/m(2)	n/m(2)
-100 bp	6.30	2.89	-2.70	2.09	-3.53
0 bp	--	--	--	--	--
+100 bp	-13.09	-11.68	-8.60	-9.90	-8.93
+200 bp	-28.60	-26.22	-20.91	-21.66	-21.16
+300 bp	-45.47	-41.87	-34.89	-34.47	-34.40

(1) Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

(2) Not meaningful, some market rates would compute to a rate less than zero percent.

Changes in the estimated market values of our financial assets and liabilities drive changes in estimates of MVPE. The market value of shorter term-to-maturity financial instruments is less sensitive to changes in interest rates than the market value of longer term-to-maturity financial instruments. Because of this, our certificates of deposit (which have relatively short average lives) tend to display less sensitivity to changes in interest rates than do our mortgage-related assets (which have relatively long average lives). This results in a decrease in the estimated value of the Bank's MVPE in rising rate environments and increases our estimates of sensitivity to changes in MVPE.

The Bank's measure of its MVPE sensitivity to decreases in interest rates indicates a positive change. The increase in MVPE if interest rates drop 100 basis points is primarily driven by an assumed negligible increase in prepayment speeds on mortgage-related assets. Given the current composition of our loan portfolio and the current interest rate environment, it is unlikely that many of our customers would be economically enticed to refinance or modify their mortgage loans with a 100 basis point decline in rates. The primary reason for this is that during fiscal years 2002, 2003 and 2004, many loan customers took advantage of lower interest rates and either refinanced or modified the terms of their mortgage loans. For MVPE to be significantly negatively impacted in a decreasing rate environment, it would take an increase in cash flows from mortgage prepayments, refinances or modifications. This would likely occur if there was a decrease of at least 200 basis points in interest rates.

The $100.0 million FHLB advance that matured in October 2005 was converted to the Bank's line of credit and subsequently fully paid off after December 31, 2005. The $100 million FHLB advance that matured in January 2006 was also converted to the Bank's FHLB line of credit. Management intends to pay the line of credit off again, thereby reducing the amount of outstanding advances with the FHLB. It is expected that the Bank's MVPE ratios in the rising rate environments will modestly improve if these actions are taken. Currently, the spread between the cost of new FHLB advances with terms to maturity in excess of 36 months compared to the yields available on fixed- or adjustable-rate mortgage-related assets is too small to continue with the leverage resulting from the use of the advances. Management will continue to monitor the cost of borrowing funds versus the yields available on mortgage-related assets and will utilize leverage as necessary and prudent relative to market conditions and strategy.

Gap Table: The following gap table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2005, based on the information and assumptions set forth in the notes below.
	Within Three Months	Three Months To One Year	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
	(Dollars in thousands)
Interest-earning assets(1):
Loans receivable(2):
Mortgage loans:
Fixed	$ 183,935	$ 442,737	$ 893,283	$ 615,400	$ 1,250,345	$ 3,385,700
Adjustable	166,296	544,164	688,804	559,442	22,778	1,981,484
Other loans	169,602	5,509	8,286	4,855	24,653	212,905
Securities:
Non-mortgage(3)	49,996	140,521	190,000	--	50,000	430,517
Mortgage-related securities(4)	186,726	436,075	698,104	371,412	275,247	1,967,564
Other interest-earning assets	5,000	--	--	--	--	5,000
Total interest-earning assets	761,555	1,569,006	2,478,477	1,551,109	1,623,023	7,983,170

Interest-bearing liabilities:
Deposits:
Passbook and passcard accounts(5)	2,388	7,164	19,333	16,226	69,964	115,075
Checking accounts(5)	9,203	27,610	69,493	57,992	258,850	423,148
Money market deposit accounts(5)	38,471	115,413	207,786	159,679	348,049	869,398
Certificates of deposit	489,619	981,129	923,727	125,957	9,184	2,529,616
Borrowings	963,600	--	1,650,000	800,000	25,326	3,438,926
Total interest-bearing liabilities	1,503,281	1,131,316	2,870,339	1,159,854	711,373	7,376,163

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$ (741,726)	$ 437,690	$ (391,862)	$ 391,255	$ 911,650	$ 607,007

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$ (741,726)	$ (304,036)	$ (695,898)	$ (304,643)	$ 607,007

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total assets at December 31, 2005	(8.92)%	(3.65)%	(8.37)%	(3.66)%	7.30%

Cumulative one-year gap at September 30, 2005		(4.01)

Cumulative one-year gap at September 30, 2004		(5.54)

(1) Adjustable-rate loans are included in the period in which the rate is next scheduled to adjust, rather than in the period in which the loans are due or in the period in which repayments are expected to occur prior to their next rate adjustment. Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.

(2) Balances have been reduced for non-performing loans, which totaled $9.6 million at December 31, 2005.

(3) Based on contractual maturities.

(4) Reflects estimated prepayments of mortgage-related securities in our portfolio.

(5) Although our checking, passbook and passcard savings and money market accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities. The decay rates used on these accounts are based on assumptions developed based upon our actual experience with these accounts. If all of our checking, passbook and passcard savings and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $1.51 billion, for a cumulative one-year gap of (18.17)% of total assets.

The table on the previous page contains certain assumptions which affect the presentation. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels likely would deviate significantly from those assumed in calculating the table.

The FHLB advances designated in hedging relationships have maturities ranging from May 2008 to August 2010. At December 31, 2005, the Bank was in a paying position on the interest rate swaps. If the one month LIBOR rate remains higher than 3.68% (weighted average break even LIBOR rate), then the Bank will continue to be in a paying position on the interest rate swaps. The following summarizes the interest rate swap agreements by maturity date at December 31, 2005:
	December 31, 2005
			Paying
Fiscal		Notional	1 Month			Receiving
Year	Fair	Principal	LIBOR		Interest	Interest
Maturity	Value(1)	Amount	Rate(2)	Margin	Rate	Rate	Spread
	(Dollars in thousands)
2008	$ (7,393)	$ 225,000	4.29%	2.41%	6.70%	5.68%	(1.02)%
2010	(20,705)	575,000	4.29	2.51	6.80	6.35	(0.45)
	$ (28,098)	$ 800,000	4.29%	2.48%	6.77%	6.16%	(0.61)%

  The one month LIBOR rate as of December 30, 2005 was 4.39%. This rate was used to calculate the fair value of the interest rate swaps at December 31, 2005.
  The one month LIBOR rate as of November 29, 2005 was 4.29%. This rate plus the margin noted above was the paying interest rate during December 2005.

Changes in portfolio composition.  The following tables provide information regarding the fixed- and adjustable-rate composition of our loan and investment and mortgage-related security portfolios as well as the change in the composition of these portfolios from September 30, 2005 to December 31, 2005. Also presented are maturity schedules of our certificate of deposit portfolio and FHLB advances.

The following table presents loan origination, refinance, purchase, and modification activity for the periods indicated. Loan originations, purchases and refinances are reported together as one total. The fixed-rate one- to four-family loans less than or equal to 15 years have an original maturity at origination of less than or equal to 15 years, while fixed-rate one- to four-family loans greater than 15 years have an original maturity at origination of greater than 15 years. The adjustable-rate one- to four-family loans less than or equal to 36 months have a term to first reset of less than or equal to 36 months at origination and adjustable-rate one- to four-family loans greater than 36 months have a term to first reset of greater than 36 months at origination.

	For the Three Months Ended			For the Three Months Ended
	December 31, 2005			December 31, 2004
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-rate	(Dollars in thousands)
One- to four-family
<= 15 years	$ 39,661	5.38%	11.47%	$ 104,547	5.01%	27.65%
> 15 years	112,836	5.83	32.64	98,114	5.60	25.94
Other real estate	6,057	6.29	1.75	2,500	6.40	0.66
Non real estate	9,321	7.42	2.70	5,603	6.80	1.48
Total fixed-rate loan originations	167,875	5.83	48.56	210,764	5.35	55.73

Adjustable-rate
One- to four-family
<= 36 months	41,119	4.67	11.91	41,898	4.18	11.08
> 36 months	110,487	5.07	31.96	96,031	4.83	25.39
Non real estate	26,176	7.73	7.57	29,475	5.71	7.80
Total adjustable-rate loan originations	177,782	5.37	51.44	167,404	4.82	44.27

Total loan originations and purchases	$ 345,657	5.59%	100.00%	$ 378,168	5.12%	100.00%

Purchased loans included above	$ 149,992	5.09%		$ 170,175	4.87%

The following table presents the distribution of our loan portfolio at the dates indicated. Our loan portfolio remains primarily weighted in fixed-rate loans.

	December 31, 2005			September 30, 2005
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate loans:
One- to four- family real estate:
<= 15 years (1)	$ 1,284,489	5.28%	22.94%	$ 1,300,342	5.28%	23.67%
> 15 years (1)	2,035,421	5.88	36.34	1,973,285	5.89	35.91
Other real estate	80,331	6.15	1.43	75,405	6.12	1.38
Non real estate	44,775	7.19	0.80	39,687	7.05	0.72
Total fixed-rate loans	3,445,016	5.68	61.51	3,388,719	5.67	61.68

Adjustable-rate loans:
One- to four- family real estate:
<= 36 months (2)	855,523	4.66	15.28	825,473	4.63	15.02
> 36 months (2)	1,112,510	4.81	19.86	1,089,906	4.77	19.84
Other real estate	18,903	4.71	0.34	19,470	4.67	0.35
Non real estate	168,426	7.88	3.01	170,819	7.58	3.11
Total adjustable-rate loans	2,155,362	4.99	38.49	2,105,668	4.94	38.32
Total loans	5,600,378	5.41%	100.00%	5,494,387	5.39%	100.00%

Less:
Loans in process	19,738			14,803
Deferred fees and discounts	10,731			10,856
Allowance for loan losses	4,832			4,598
Total loans receivable, net	$ 5,565,077			$ 5,464,130
  Loans are reported based on their remaining term to maturity as of the date indicated.
  Loans are reported based on their term to next rate reset as of the date indicated.

The following table presents the distribution of our investment and mortgage-related securities portfolios, at cost, at the dates indicated. Overall, fixed-rate securities comprised 48.7% of these portfolios at December 31, 2005 compared to 46.7% at September 30, 2005. The WAL is the estimated remaining maturity of the underlying collateral after projected prepayment speeds have been applied.

	December 31, 2005			September 30, 2005
	Balance	Rate	Yield	Balance	Rate	Yield
	(Dollars in thousands)
Fixed-rate investments:
Agency bonds	$ 430,517	4.53%	4.54%	$ 430,499	4.53%	4.54%
Mortgage-related securities, at cost	738,900	4.54	4.57	775,464	4.55	4.57
Total fixed-rate investments	1,169,417	4.54	4.56	1,205,963	4.54	4.56
WAL (in years)	3.84			3.75

Adjustable-rate investments:
Mortgage-related securities, at cost	1,234,253	4.29	3.40	1,375,862	4.18	3.22
Total adjustable-rate investments	1,234,253	4.29	3.40	1,375,862	4.18	3.22
WAL (in years)	2.79			2.78
Total investment portfolio, at cost	$ 2,403,670	4.41%	3.96%	$ 2,581,825	4.35%	3.85%

Our certificates of deposit decreased from September 30, 2005 to December 31, 2005 by $37.5 million and the average cost of our certificates increased 24 basis points between the two reporting dates. Certificates maturing in one year or less at December 31, 2005 were $1.47 billion with an average cost of 3.46%. The following table presents the maturity of certificates of deposit at the dates indicated.
	December 31, 2005		September 30, 2005		June 30, 2005		March 31, 2005
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Certificates maturing within:
0 to 3 months	$ 489,620	3.41%	$ 495,367	3.04%	$ 341,567	2.69%	$ 452,523	2.66%
3 to 6 months	433,208	3.21	398,471	3.15	426,675	2.92	264,620	2.61
6 months to one year	547,920	3.69	604,548	3.19	739,269	3.03	673,111	2.98
One year to two years	696,012	3.82	681,637	3.74	548,621	3.41	671,506	3.23
After two years	362,856	3.70	387,081	3.53	502,658	3.59	509,212	3.53
Total certificates	$ 2,529,616	3.59%	$ 2,567,104	3.35%	$ 2,558,790	3.16%	$ 2,570,972	3.06%

Average maturity (in years)	1.06		1.07		1.16		1.19

The following table presents the maturity of FHLB advances at par as of December 31, 2005. The balance of advances excludes the $28.1 million unrealized loss adjustment on the swapped FHLB advances.
		Actual rates	Effective
		without	rates with
Maturity by		interest rate	interest rate
Fiscal year	Amount	swaps:	swaps:
(Dollars in thousands)
2006	$ 100,000	3.84%	3.84%
2007	750,000	3.52	3.52
2008	1,125,000	4.23	4.43
2009	600,000	4.24	4.24
2010	775,000	5.90	6.24
Total	$ 3,350,000	4.45%	4.59%

Item 4. Controls and Procedures

Capitol Federal Financial's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended, (the "Act")) as of December 31, 2005, were evaluated under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

During the quarter ended December 31, 2005, no change occurred in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Part II -   OTHER INFORMATION

Item 1.  Legal Proceedings
We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

<Index>

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

See "Liquidity and Capital Resources - Capital" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the OTS restrictions on dividends from the Bank to the Company.

The following table summarizes our share repurchase activity during the three months ended December 31, 2005 and additional information regarding our share repurchase program. Our current repurchase plan of 1,536,102 shares was announced on November 7, 2002. The plan has no expiration date.

	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased as	of Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plan
October 1, 2005 through
October 31, 2005	--	$ --	--	508,212
November 1, 2005 through
November 30, 2005	--			508,212
December 1, 2005 through		--	--
December 31, 2005	55,239	33.38	55,239	452,973
Total	55,239	$ 33.38	55,239	452,973

<Index>

Item 3.  Defaults Upon Senior Securities
Not applicable
<Index>

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders for the fiscal year ended September 30, 2005, held January 24, 2006, two matters were presented to stockholders. Stockholders elected B.B. Andersen and John C. Dicus to three-year terms as directors. Stockholders also ratified the appointment of Deloitte & Touche LLP as auditors for the fiscal year ending September 30, 2006. The votes cast as to each matter are set forth below:
	Number of Votes
				Broker
	For	Against	Abstain	Non-Votes
Proposal 1.
Election of the following directors for the terms
indicated:
B.B. Andersen (three years)	72,109,135	156,828	--	--
John C. Dicus (three years)	72,078,361	187,602	--	--

The following directors had their term of office
continue after the meeting:
John B. Dicus
Jeffrey M. Johnson
Michael T. McCoy, M.D.
Jeffrey R. Thompson
Marilyn S. Ward

Proposal 2.
Ratification of Deloitte & Touche LLP
as auditors.	72,165,712	65,841	34,409	--

<Index>

Item 5.  Other Information
Not applicable
<Index>

Item 6.  Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL

Date:   February 6, 2006                                     By:   /s/ John B. Dicus
                                                                                     John B. Dicus, President and
                                                                                     Chief Executive Officer

Date:   February 6, 2006                                   By:   /s/ Kent G. Townsend
                                                                                     Kent G. Townsend, Executive Vice President,
                                                                                     Chief Financial Officer and Treasurer

<Index>

INDEX TO EXHIBITS

Exhibit Number	Document
2.0	Plan of Reorganization and Stock Issuance Plan*
3(i)	Federal Stock Charter of Capitol Federal Financial*
3(ii)	Bylaws of Capitol Federal Financial filed on August 4, 2004 as Exhibit 3(ii) to the June 30, 2004 Form 10-Q
4(i)	Form of Stock Certificate of Capitol Federal Financial*
4(ii)	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, the instruments defining the rights of the holders of the Registrant's long-term debt
10.1	Registrant's Thrift and Stock Ownership Plan filed on December 14, 2005 as Exhibit 10.1 to the Annual Report on Form 10-K
10.2	Registrant's 2000 Stock Option and Incentive Plan (the "Stock Option Plan") filed on April 13,
2000 as Appendix A to Registrant's Revised Proxy Statement (File No. 000-25391)
10.3	Registrant's 2000 Recognition and Retention Plan (the "RRP") filed on April 13, 2000 as
Appendix B to Registrant's Revised Proxy Statement (File No. 000-25391)
10.4	Deferred Incentive Bonus Plan filed on December 31, 2001 as Exhibit 10.4 to the Annual Report on
Form 10-K
10.5	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q
10.6	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4,
2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q
10.7	Form of Restricted Stock Agreement under the RRP filed on February 4, 2005 as Exhibit 10.7 to the
December 31, 2004 Form 10-Q
10.8	Description of Named Executive Officer Salary and Bonus Arrangements filed on December 14,
2005 as Exhibit 10.8 to the Annual Report on Form 10-K
10.9	Description of Director Fee Arrangements
10.10	Short-term Performance Plan filed on December 14, 2005 as Exhibit 10.10 to the Annual
Report on Form 10-K
11	Statement re: computation of earnings per share**
14	Code of Ethics***
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, President and Chief Executive Officer
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
32.1

Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chief Executive Officer, and Kent G. Townsend, Chief Financial Officer and Treasurer

*Incorporated by reference from Capitol Federal Financial's Registration Statement on Form S-1 (File No. 333-68363) filed on February 11, 2000, as amended and declared effective on the same date.

  **No statement is provided because the computation of per share earnings on both a basic and fully diluted basis can be clearly determined from the Financial Statements included in this report.

 ***May be obtained free of charge from the Registrant's Investor Relations Officer by calling (785) 270-6055 or from the Registrant's internet website at www.capfed.com.