Form 10-Q
period 2006-03-31
CAPITOL FEDERAL FINANCIAL
filed 2006-05-05
CIK 1074433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Registrant’s telephone number, including area code: (785) 235-1341

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
See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):
Large accelerated filer X Accelerated filer____ Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock 74,058,745
Class Shares Outstanding
as of April 28, 2006

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, per share data and amounts are actual)

	March 31,	September 30,
	2006	2005
ASSETS:	(Unaudited )
Cash and cash equivalents	$206,175	$58,566
Investment securities held-to-maturity, at cost (market value of $371,888
and $424,952)	380,518	430,499
Mortgage-related securities:
Available-for-sale, at market (amortized cost of $581,403 and $743,710)	575,930	737,638
Held-to-maturity, at cost (market value of $1,223,147 and $1,383,268)	1,263,663	1,407,616
Loans receivable held for sale, net	361	1,891
Loans receivable, net	5,522,825	5,464,130
Capital stock of Federal Home Loan Bank ("FHLB"), at cost	187,115	182,259
Accrued interest receivable	36,026	36,900
Premises and equipment, net	24,470	22,963
Real estate owned, net	1,931	1,653
Income taxes receivable	1,220	44
Deferred income taxes, net	37,800	50,618
Other assets	14,161	14,910
TOTAL ASSETS	$8,252,195	$8,409,687

LIABILITIES:
Deposits	$4,015,128	$3,960,297
Advances from FHLB	3,213,342	3,426,465
Other borrowings, net	53,438	53,410
Advance payments by borrowers for taxes and insurance	39,046	45,437
Accounts payable and accrued expenses	69,428	59,015
Total liabilities	7,390,382	7,544,624

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 shares authorized; 91,512,287
shares issued as of March 31, 2006 and September 30, 2005	915	915
Additional paid-in capital	426,072	421,903
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(15,792)	(16,721)
Unearned compensation, Recognition and Retention Plan ("RRP")	(998)	(539)
Retained earnings	759,927	759,643
Accumulated other comprehensive loss	(3,397)	(3,769)
Less shares held in treasury (17,368,435 and 17,225,398 shares as of
March 31, 2006 and September 30, 2005, at cost)	(304,914)	(296,369)
Total stockholders' equity	861,813	865,063

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,252,195	$8,409,687

See accompanying notes to consolidated interim financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars and share counts in thousands, per share amounts are actual)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
INTEREST AND DIVIDEND INCOME:
Loans receivable	$75,505	$67,028	$150,665	$132,751
Mortgage-related securities	18,950	24,353	38,294	48,624
Investment securities	4,425	6,563	9,319	14,308
Capital stock of FHLB	2,473	1,948	4,856	3,784
Cash and cash equivalents	605	304	684	513
Total interest and dividend income	101,958	100,196	203,818	199,980

INTEREST EXPENSE:
Deposits	28,974	23,644	56,219	46,716
FHLB advances	38,176	34,961	77,980	69,417
Other borrowings	993	734	1,948	1,404
Total interest expense	68,143	59,339	136,147	117,537

NET INTEREST AND DIVIDEND INCOME	33,815	40,857	67,671	82,443
(RECOVERY) PROVISION FOR LOAN LOSSES	(138)	--	130	--
NET INTEREST AND DIVIDEND INCOME
AFTER (RECOVERY) PROVISION
FOR LOAN LOSSES	33,953	40,857	67,541	82,443

OTHER INCOME:
Retail fees and charges	3,869	3,647	8,172	7,455
Loan fees	439	509	918	1,067
Insurance commissions	808	604	1,232	1,004
Other, net	906	742	1,550	1,807
Total other income	6,022	5,502	11,872	11,333

OTHER EXPENSES:
Salaries and employee benefits	10,185	10,054	20,120	20,176
Occupancy of premises	3,182	3,127	6,171	6,353
Regulatory and outside services	1,101	1,344	2,300	2,321
Deposit and loan transaction costs	1,111	1,068	2,228	2,072
Advertising	868	1,272	1,565	2,047
Other, net	1,496	1,145	3,159	2,644
Total other expenses	17,943	18,010	35,543	35,613
INCOME BEFORE INCOME TAX EXPENSE	22,032	28,349	43,870	58,163
INCOME TAX EXPENSE	8,445	10,867	16,970	22,108
NET INCOME	$13,587	$17,482	$26,900	$36,055

Basic earnings per share	$0.19	$0.24	$0.37	$0.50
Diluted earnings per share	$0.19	$0.24	$0.37	$0.49
Dividends declared per public share	$0.50	$0.50	$1.30	$1.00
Weighted average number of common shares outstanding:
Basic	72,647	72,473	72,649	72,348
Diluted	72,923	73,096	72,947	73,050

See accompanying notes to consolidated interim financial statements.

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, per share
amounts are actual)

						Accumulated
		Additional	Unearned	Unearned		Other
	Common	Paid-In	Compensation	Compensation	Retained	Comprehensive	Treasury
	Stock	Capital	(ESOP)	(RRP)	Earnings	Loss	Stock	Total

Balance at October 1, 2005	$915	$421,903	$(16,721)	$(539)	$759,643	$(3,769)	$(296,369)	$865,063
Comprehensive income:
Net income					26,900			26,900
Changes in unrealized gains/losses on
mortgage-related securities available-for-sale,
net of deferred income taxes of $228						372		372
Total comprehensive income								27,272

Tax benefit of market value change in vested
RRP shares		9						9
Common stock committed to be released for
allocation - ESOP		2,345	1,008					3,353
Acquisition of treasury stock							(10,056)	(10,056)
Stock options exercised		1,075					1,303	2,378
Treasury stock activity related to RRP, net		518		(737)			208	(11)
Amortization of unearned compensation - RRP				278				278
Stock based compensation expense		222						222
Dividends in excess of debt service cost - ESOP			(79)					(79)
Dividends on common stock to stockholders
($1.30 per public share)					(26,616)			(26,616)
Balance at March 31, 2006	$915	$426,072	$(15,792)	$(998)	$759,927	$(3,397)	$(304,914)	$861,813

See accompanying notes to consolidated interim financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the Six Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,900	$36,055
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(4,856)	(3,784)
Net loan origination fees (costs) capitalized	1,288	(2,238)
Amortization of net deferred loan origination fees	(678)	(1,462)
Provision for loan losses	130	--
(Gains) losses on sales of premises and equipment, net	(4)	57
Gains on sales of real estate owned, net	(280)	(476)
Gains on sales of loans receivable held for sale	(39)	(68)
Originations of loans receivable held for sale	(2,206)	(4,225)
Proceeds from sales of loans receivable held for sale	3,775	6,767
Amortization and accretion of premiums and discounts on
mortgage-related securities and investment securities	4,082	6,572
Depreciation and amortization of premises and equipment	1,769	2,087
Amortization of deferred debt issuance costs	28	33
Common stock committed to be released for allocation - ESOP	3,353	3,536
Amortization of unearned compensation - RRP	278	148
RRP shares sold, net of forfeitures	(11)	(21)
Stock based compensation - stock options	222	--
Changes in:
Accrued interest receivable	874	1,815
Other assets	749	1,139
Income taxes payable/receivable and deferred income taxes	12,466	17,978
Accounts payable and accrued expenses	(2,710)	(3,661)
Net cash provided by operating activities	45,130	60,252

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities or calls of investment securities	50,000	132,000
Principal collected on mortgage-related securities available-for-sale	159,067	228,595
Principal collected on mortgage-related securities held-to-maturity	144,076	154,224
Purchases of mortgage-related securities held-to-maturity	(983)	(289,791)
Loan originations, net of principal collected	(11,503)	(1,629)
Loan purchases, net of principal collected	(50,004)	(296,628)
Purchases of premises and equipment, net	(3,272)	(1,948)
Proceeds from sales of real estate owned	2,074	3,947
Net cash provided by (used in) investing activities	289,455	(71,230)

(Continued)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(26,616)	(20,343)
Dividends in excess of debt service cost of ESOP, net	(79)	2,069
Deposits, net of withdrawals	54,831	(76,143)
Proceeds from advances/line of credit from FHLB	629,100	265,000
Repayments on advances/line of credit from FHLB	(829,100)	(265,000)
Change in advance payments by borrowers for taxes and insurance	(6,391)	(3,984)
Acquisitions of treasury stock	(10,056)	(174)
Acquisitions of treasury stock for exercise of stock options	--	(2,793)
Stock options exercised	1,335	4,726
Net cash used in financing activities	(186,976)	(96,642)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	147,609	(107,620)
CASH AND CASH EQUIVALENTS:
Beginning of period	58,566	171,526
End of period	$206,175	$63,906

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$2,885	$4,000
Interest payments, net of interest credited to deposits	$84,633	$75,196

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Loans transferred to real estate owned	$2,072	$2,471

Loan modifications and refinances	$60,801	$160,913

Tax effect of premature disposal of incentive stock option shares	$1,043	$4,180

Treasury stock activity related to RRP (excluding RRP shares sold for
employee withholding tax purposes)	$208	$108

Tax effect of RRP share transactions	$9	$19

Purchase of mortgage-related securities that will settle in a subsequent period	$--	$15,000

Market value change related to fair value hedge:
Interest rate swaps hedging FHLB advances	$13,123	$24,551

(Concluded)
See accompanying notes to consolidated interim financial statements.
<Index>

Notes to Consolidated Interim Financial Statements (Unaudited)

1.   Basis of Financial Statement Presentation
The accompanying consolidated financial statements of Capitol Federal Financial and subsidiary (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K to the Securities and Exchange Commission (“SEC”). Interim results are not necessarily indicative of results for a full year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the valuation of derivative instruments, deferred income tax assets and allowances for losses on loans. While management believes that these allowances are adequate, future additions to the allowances may be necessary based on changes in economic conditions and other factors. See “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”

The Company is the sole shareholder of Capitol Federal Savings Bank (the “Bank”). The Company’s majority shareholder is Capitol Federal Savings Bank MHC (“MHC”), a federally chartered mutual holding company.

All dollar amounts are in thousands and per share data is actual, unless otherwise indicated.

2.   Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, and clarifies various aspects of SFAS 133 and SFAS 140 relating to derivative financial instruments and qualifying special-purpose entities holding derivative financial instruments. SFAS 155 is effective for all financial instruments acquired by the Company after October 1, 2006. The Company does not anticipate a material impact to the consolidated financial statements when SFAS 155 is adopted.

In March 2006, FASB issued SFAS 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140”. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract as defined in the SFAS. It requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and allows an entity to choose between amortization or fair value measurement methods for each class of separately recognized servicing assets and servicing liabilities. It also permits a one-time reclassification of available-for-sale securities to trading without tainting the investment portfolio, provided the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities. SFAS 156 is effective for the Company on October 1, 2006. The Company does not anticipate a material impact to the consolidated financial statements when SFAS 156 is adopted.

3.   Accounting for Stock Based Compensation
In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) amended SFAS 123, “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 to provide its guidance on the valuation of share-based payments for public companies. SFAS 123(R) requires companies to recognize all share-based payments, which include stock options and restricted stock, in compensation expense over the service period of the share-based payment award. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. At March 31, 2006, the Company had a Stock Option and Incentive Plan (the “Option Plan”) and a Recognition and Retention Plan (“RRP”).

The Company adopted SFAS 123(R) effective October 1, 2005 using the modified prospective method in which compensation cost is recognized over the service period for all awards granted subsequent to the Company’s adoption of SFAS 123(R) as well as for the unvested portion of awards outstanding as of the Company’s adoption of SFAS 123(R). In accordance with the modified prospective method, results for prior periods have not been restated.

Compensation expense related to the amortization of the RRP awards was recognized in the income statement prior to the implementation of SFAS 123(R). Compensation expense attributable to stock options and RRP awards during the three months ended March 31, 2006 totaled $155 thousand ($97 thousand, net of tax) and $209 thousand ($130 thousand, net of tax), respectively. Compensation expense attributable to stock options and RRP awards during the six months ended March 31, 2006 totaled $222 thousand ($138 thousand, net of tax) and $279 thousand ($173 thousand, net of tax), respectively.

Prior to the adoption of SFAS 123(R), the Company applied the recognition and measurement principles of ABP No. 25, “Accounting for Stock Issued to Employees” as allowed by SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. Accordingly, no stock based compensation was recognized in net income for stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant and the related number of options granted were fixed at that point in time. The following table presents the pro forma impact on earnings and earnings per share for the three and six months ended March 31, 2005 if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148:

	March 31, 2005
	For the Three Months Ended	For the Six Months Ended
	(Dollars in thousands, except per share amounts)
Net income, as reported	$17,482	$36,055

Add: Stock-based compensation expense included
in reported net income, net of related tax effects	78	94
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects (1)	141	189

Pro forma net income	$17,419	$35,960

Net earnings per share:
Basic-as reported	$0.24	$0.50
Basic-pro forma	$0.24	$0.50

Diluted-as reported	$0.24	$0.49
Diluted-pro forma	$0.24	$0.49

(1) The amount includes compensation expense related to the RRP awards reported in net income.

The fair value of the stock options granted during the three and six months ended March 31, 2006 and 2005 was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $3.91 and $4.89 per share, respectively. The weighted average grant-date fair value of stock options granted during the six months ended March 31, 2006 and 2005 was $3.98 and $4.80 per share, respectively. The following weighted average assumptions were used for valuing option grants made during the three and six months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2006	2005	2006	2005
Risk-free interest rate	4.5%	4.2%	4.5%	4.1%
Expected life (years)	8.5	9.6	8.2	9.0
Expected volatility	22%	23%	22%	23%
Dividend yield	6.2%	5.6%	6.1%	5.6%
Estimated forfeitures	0.0%	0.0%	0.0%	0.0%

The risk-free interest rate was determined using the yield available on the option grant date for a zero-coupon U.S. Treasury security with a term equivalent to the expected life of the option. The expected life for options granted during the three and six months ended March 31, 2006 represents the period the option is expected to be outstanding and was determined by applying the simplified method as allowed by SAB 107. The expected life for the stock options granted during the three and six months ended March 31, 2005 was based on the midpoint between the average vesting term and the average contractual term. The expected volatility was determined using historical volatilities based on historical stock prices. The dividend yield was determined based upon historical quarterly dividends and the Company’s stock price on the option grant date. Estimated forfeitures were determined based upon voluntary termination behavior and actual option forfeitures.

Stock Option Plan - Pursuant to the Option Plan, 3,780,718 shares of common stock were reserved for issuance by the Company upon exercise of stock options granted to officers, directors and employees of the Company and the Bank from time to time under the Option Plan. The Company may issue both incentive and nonqualified stock options under the Option Plan. The incentive stock options expire in ten years and the nonqualified stock options expire in fifteen years from the date of grant. The date on which the options are first exercisable is determined by the Stock Benefits Committee (“sub-committee”), a sub-committee of the Compensation Committee (“committee”) of the board of directors. The vesting period of the options generally ranges from three to five years. The option price is equal to the market value at the date of the grant as defined by the Option Plan. The purpose of the Option Plan is to provide additional incentive to certain officers, directors and key employees by facilitating their purchase of a stock interest in the Company. At March 31, 2006, the Company had 381,518 shares available for future grants under the Option Plan.

The Option Plan is administered by the sub-committee, which selects the employees and non-employee directors to whom options are to be granted and the number of shares to be granted. The exercise price may be paid in cash, shares of the common stock, or a combination of both. The option price may not be less than 100% of the fair market value of the shares on the date of the grant. In the case of any employee who is granted an incentive stock option who owns more than 10% of the outstanding common stock at the time the option is granted, the option price may not be less than 110% of the fair market value of the shares on the date of the grant, and the option shall not be exercisable after the expiration of five years from the grant date. The Company generally issues shares held in treasury upon the exercise of stock options.

A summary of option activity for the three and six months ended March 31, 2006 follows:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2006		March 31, 2006
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Options	Price	of Options	Price

Outstanding at beginning of period	798,899	$15.91	789,749	$15.61
Granted	100,000	32.48	112,000	32.69
Forfeited	--	--	(1,000)	9.22
Exercised	(139,450)	9.43	(141,300)	9.46
Outstanding at March 31, 2006	759,449	$19.28	759,449	$19.28

During the three months ended March 31, 2006, the total pretax intrinsic value of stock options exercised was $3.2 million and the tax benefits realized from the exercise of stock options was $1.0 million. The fair value of stock options vested during the three months ended March 31, 2006 was $135 thousand. During the six months ended March 31, 2006, the total pretax intrinsic value of stock options exercised was $3.3 million and the tax benefits realized from the exercise of stock options was $1.0 million. The fair value of stock options vested during the six months ended March 31, 2006 was $203 thousand.

The following table summarizes information about the stock options outstanding and exercisable as of March 31, 2006:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
	Number	Remaining	Exercise	Aggregate	Number	Exercise	Aggregate
Exercise	of Options	Contractual	Price per	Intrinsic	of Options	Price per	Intrinsic
Price	Outstanding	Life (in years)	Share	Value	Exercisable	Share	Value
	(Dollars in thousands, except per share amounts)
$9.22	416,949	7.76	$9.22	$9,623	416,949	$9.22	$9,623
14.03 - 19.68	22,800	4.91	16.21	367	22,800	16.21	367
25.66 - 28.78	41,800	8.48	26.06	261	17,600	26.21	107
30.19 - 36.19	277,900	11.13	33.60	61	83,833	33.84	32
	759,449	8.95	$19.28	$10,312	541,182	$13.88	$10,129

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $32.30 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 472,449.

As of March 31, 2006, the total future compensation cost related to non-vested stock options not yet recognized in the income statement was $793 thousand and the weighted average period over which these awards are expected to be recognized was 3.2 years.

Recognition and Retention Plan - The objective of the RRP is to enable the Company and the Bank to retain personnel of experience and ability in key positions of responsibility. Employees and directors of the Bank are eligible to receive benefits under the RRP at the sole discretion of the sub-committee. The total number of shares originally eligible to be granted under the RRP was 1,512,287.

Compensation expense in the amount of the fair market value of the common stock at the date of the grant, as defined by the RRP, to the employee is recognized over the period during which the shares vest. A recipient of such restricted stock will be entitled to all voting and other stockholder rights (including the right to receive dividends on vested and non-vested shares), except that the shares, while restricted, may not be sold, pledged or otherwise disposed of and are required to be held in escrow by the Company. If a holder of such restricted stock terminates employment for reasons other than death or disability, the employee forfeits all rights to the non-vested shares under restriction. If the participant’s service terminates as a result of death, disability, or if a change in control of the Bank occurs, all restrictions expire and all non-vested shares become unrestricted.

The following table summarizes the activity of non-vested RRP shares during the three and six months ended March 31, 2006:

	For the Three Months Ended		For the Six Months Ended
	March 31, 2006		March 31, 2006
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value
Non-vested RRP shares at beginning of period	19,800	$33.81	18,800	$33.88
Granted	20,000	32.53	22,500	32.73
Vested	(6,400)	33.74	(7,900)	34.09
Forfeited	--	--	--	--

Non-vested RRP shares at March 31, 2006	33,400	$33.06	33,400	$33.06

The estimated forfeiture rate for the RRP shares granted during the three and six months ended March 31, 2006 was 0% based upon voluntary termination behavior and actual forfeitures. The fair value of RRP shares that vested during the three and six months ended March 31, 2006 totaled $216 thousand and $269 thousand, respectively. As of March 31, 2006, there was $997 thousand of unrecognized compensation cost related to non-vested RRP compensation to be recognized over a weighted average period of 3.3 years.

4.   Earnings Per Share
For the quarter ended March 31, 2006, basic and diluted earnings per share were $0.19. The Company accounts for the 3,024,574 shares acquired by its ESOP in accordance with Statement of Position (“SOP”) 93-6 and the shares acquired for its RRP in a manner similar to the ESOP shares; shares acquired by the ESOP and the RRP are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee’s individual account. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.
	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(Dollars in thousands, except per share amounts)
Net income	$13,587	$17,482	$26,900	$36,055

Average common shares outstanding	72,596,424	72,421,545	72,623,113	72,322,769
Average committed ESOP shares outstanding	50,970	50,970	25,482	25,482
Total basic average common shares outstanding	72,647,394	72,472,515	72,648,595	72,348,251

Effect of dilutive RRP shares (1)	2,114	2,455	2,775	2,524
Effect of dilutive stock options (2)	273,367	620,933	295,837	699,107

Total diluted average common shares outstanding	72,922,875	73,095,903	72,947,207	73,049,882

Net earnings per share:
Basic	$0.19	$0.24	$0.37	$0.50
Diluted	$0.19	$0.24	$0.37	$0.49

(1) At March 31, 2006, there were 16,000 unvested RRP shares at $32.53 per share that were excluded from the computation of diluted EPS because they were anti-dilutive for the three months and the six months ended March 31, 2006.
(2) Options to purchase 249,000 shares of common stock at prices between $32.48 per share and $36.19 per share were outstanding as of March 31, 2006, but were not included in the computation of diluted EPS because they were anti-dilutive for the three months and the six months ended March 31, 2006.

5.   Reclassifications
Certain reclassifications have been made to the fiscal 2005 consolidated financial statements in order to conform to the fiscal 2006 presentation.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

We may from time to time make written or oral “forward looking statements”, including statements contained in the documents we file with or furnish to the SEC. These forward-looking statements may be included in this Quarterly Report on Form 10-Q and the exhibits attached to it, in the Company’s reports to stockholders and in other communications by the Company, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:
•	our ability to continue to maintain overhead costs at reasonable levels;
•	our ability to continue to originate a significant volume of one- to four-family mortgage loans in our market area;
•	our ability to acquire funds from or invest funds in wholesale or secondary markets;
•	the future earnings and capital levels of the Bank, which could affect the ability of the Company to pay dividends in accordance with its dividend policies;
•
the credit risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
•	the effects of, and changes in, foreign and military policies of the United States Government;
•	inflation, interest rates, market and monetary fluctuations;
•	our ability to access cost-effective funding;
•
the timely development and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	the willingness of users to substitute competitors’ products and services for our products and services;
•	the possibility that the costs of replacing the Bank’s core information technology processing system will be greater than estimated amounts;
•	our success in gaining regulatory approval of our products, services and branching locations, when required;
•	the impact of changes in financial services laws and regulations, including laws concerning taxes, banking, securities and insurance;
•	technological changes;
•	acquisitions and dispositions;
•	changes in consumer spending and saving habits; and
•	our success at managing the risks involved in our business.

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

Executive Summary

The following summary should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety.

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

The Company is significantly affected by prevailing economic conditions including federal monetary and fiscal policies and federal regulation of financial institutions. Deposit balances are influenced by a number of factors including interest rates paid on competing personal investments, the level of personal income and the personal rate of savings within our market areas. Lending activities are influenced by the demand for housing and other loans as well as interest rate pricing competition from other lending institutions. The primary sources of funds for lending activities include deposits, loan repayments, investment income, borrowings, and funds provided from operations.

The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, mortgage-related securities, and investments, and the interest paid on deposits and borrowings. We generally price our loan and deposit products based upon an analysis of our competition and changes in market rates. On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies. While we do not explicitly price our products at a margin to a specific market rate or index, our products tend to be priced at a margin to general market rates or indices. While national market rates change constantly, and rates offered by competitors with nationwide delivery channels may change during a business day, our offered rates generally remain available to customers for up to a week on deposit products and several days to a week on loan products. Our one- to four-family mortgage loans are generally priced based upon the 10-year Treasury rate while the rates on our deposits are generally priced based upon short-term Treasury rates. The majority of our loans are fixed-rate products with maturities up to 30 years, while the majority of our deposits have maturity or reprice dates of less than 2 years.

The Federal Open Market Committee of the Federal Reserve Board increased the Federal Funds rate by 50 basis points to the current rate of 4.75% during the quarter ended March 31, 2006. The yield curve was either flat or slightly inverted at various points during the quarter, which generally meant that the yield on short-term treasuries equaled or exceeded the yield on long-term treasuries. In a more traditional yield curve environment, longer term maturities are compensated with a higher yield. The current inverted-to-flat yield curve scenario sustains the net interest margin compression the Company has experienced in recent periods, since the interest-earning assets of the Company are generally long-term, while the interest-bearing liabilities are shorter term. The two-, five-, and ten-year treasury rates were higher at March 31, 2006 than at December 31, 2005, but all rates had increased by the same amount, thereby sustaining a flat yield curve. It is generally anticipated that interest rates on treasury securities with terms to maturity of less than or equal to two years will continue to increase through the end of the second calendar quarter of 2006, while interest rates for terms longer than two years will also rise, but at a slower pace or in such a manner to present a flat yield curve as depicted by a spread between the two year treasury maturity and the 10-year treasury maturity of less than 25 basis points. This scenario will result in a reduced net interest margin in fiscal year 2006 compared to fiscal year 2005, as our interest-bearing liabilities are repricing to higher rates faster than our interest-earning assets. See additional discussion in "Quantitative and Qualitative Disclosure About Market Risk."

Net income for the quarter ended March 31, 2006 was $13.6 million compared to $17.5 million for the same quarter one year ago. The decrease in net income was primarily a result of an increase in interest expense, specifically interest expense on the certificate of deposit portfolio and the interest rate swaps, which are both generally priced based upon short-term interest rates (two year and shorter maturities). The increase in interest expense was partially offset by an increase in interest and dividend income on interest-earning assets, primarily interest income on loans, and a decrease in income tax expense due to a reduction in earnings between the two periods.

The Bank’s loan portfolio increased $58.7 million from $5.46 billion at September 30, 2005 to $5.52 billion at March 31, 2006. The growth was a result of originations, mortgage loan purchases, and a slow down in prepayment speeds due to an increase in long-term interest rates. Management intends to continue to purchase mortgage loans, with a primary focus on purchasing adjustable-rate loans with a target of a 50/50 mix of fixed- to adjustable-rate assets. However, as a result of the Bank’s continuing need to satisfy the collateral requirements of its interest-rate swap counterparties, public unit depositors, brokered deposits and to manage our interest rate risk exposure according to limits set by the board of directors, the Bank also intends to purchase mortgage-related and investment securities as needed. See additional discussion regarding the Bank’s interest rate risk position in “Quantitative and Qualitative Disclosure About Market Risk.”

Cash and cash equivalents increased $147.6 million during fiscal year 2006 to $206.2 million at March 31, 2006 primarily due to timing. The cash balance in excess of short-term liquidity needs will be invested in short-duration assets in an effort to manage interest rate risk exposure by diversifying the term to maturity of our assets.

FHLB advances decreased $213.1 million during fiscal year 2006 to $3.21 billion at March 31, 2006. The primary reason for the decrease was the repayment of $200.0 million in FHLB advances.

The Bank experienced continued high levels of competition for retail deposit dollars due to aggressive pricing by other financial institutions in its local markets. The Bank did not match the top competitors’ rates because of the likely adverse impact on earnings, but did increase the average rates on the money market and certificate of deposit portfolios to remain competitive in our markets. Additionally, the Bank offered fairly competitive rates on public unit funds which resulted in a net growth of $80.2 million in the public unit funds portfolio during fiscal year 2006. The Bank’s entire deposit portfolio increased $54.8 million from $3.96 billion at September 30, 2005 to $4.02 billion at March 31, 2006 which was primarily a result of the net growth in the public unit funds portfolio. Management continues to monitor the Bank’s local deposit market pricing environment for its impact on the Bank’s operations and will adjust the Bank’s pricing on deposit accounts accordingly. Management actively looks for pricing opportunities that will allow the Bank to maintain its current size or grow in a profitable manner.

Critical Accounting Policies

The Bank’s most critical accounting policies are the methodologies used to determine the allowance for loan losses and deferred income tax assets and our policy regarding derivative instruments. These policies are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity and require management to make difficult and subjective judgments that may require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions and estimates could cause reported results to differ materially. These critical accounting policies and their application are reviewed at least annually by our audit committee and board of directors. Following is a description of our critical accounting policies and an explanation of the methods and assumptions underlying their application.

Allowance for Loan Losses. We maintain an allowance for loan losses to absorb losses known and inherent in the loan portfolio based upon ongoing quarterly assessments of the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which includes a formula allowance, specific allowances for identified problem loans and portfolio segments, and knowledge of economic conditions that may lead to credit risk concerns about the loan portfolio or segments of the loan portfolio. In addition, the allowance incorporates the results of measuring impaired loans as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

One- to four-family mortgage loans and consumer loans that are not impaired, as defined in SFAS No. 114 and No. 118, are collectively evaluated for impairment using a formula allowance as permitted by SFAS No. 5, “Accounting for Contingencies”. Loans on residential properties with greater than four units, residential construction loans and commercial properties that are delinquent or where the borrower’s total loan concentration balance is greater than $1.5 million (excluding one- to four-family mortgage loans) are evaluated for impairment on a loan by loan basis. If no impairment exists, these loans are included in the formula allowance. The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of pools of loans. Changes in risk evaluations of both performing and non-performing loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience and on significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. Loan loss factors for portfolio segments are representative of the credit risks associated with loans in those segments. The greater the credit risks associated with a particular segment, the greater the loss factor. Loss factors increase as individual loans become classified, delinquent, the foreclosure process begins, or as economic conditions warrant.

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

Senior management reviews these conditions quarterly. To the extent that any of these conditions are evidenced by a specifically identifiable problem loan or portfolio segment as of the evaluation date, management’s estimate of the effect of such condition may be reflected as a specific allowance applicable to such loan or loans. Where any of these conditions are not evidenced by a specifically identifiable problem loan or portfolio segment as of the evaluation date, management’s evaluation of the loss related to these conditions is reflected in the allowance associated with our homogeneous population of mortgage loans. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments.

The amounts actually observed in respect to these losses can vary significantly from the estimated amounts. Our methodology permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collectibility of the portfolio, as of the evaluation date, are not reflected in the current loss factors. By assessing the estimated losses inherent in our loan portfolios on a quarterly basis, we can adjust specific and inherent loss estimates based upon more current information.

Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, and changes in the market value of collateral securing loans, which may be susceptible to volatility. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in our loan portfolios.

Derivative Instruments. The Bank has entered into interest rate swap agreements to hedge certain FHLB advances (“swapped FHLB advances”). When the Bank entered into the interest rate swap agreements, they were designated as fair value hedges. All terms of the interest rate swap agreements relating to the pay, fixed rate components and timing of cash flows match the terms of the swapped FHLB advances. Therefore, the Bank has assumed no ineffectiveness in the hedging relationship and accounts for the interest rate swaps using the shortcut method, under which any gain or loss in the fair value of the interest rate swaps is recorded as an other asset or liability and is offset by a gain or loss on the hedged FHLB advances.

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

Deferred Income Tax Assets. Management assesses the available positive and negative evidence surrounding the recoverability of deferred income tax assets on a quarterly basis. A valuation allowance will be recorded to reduce deferred income tax assets when it is more likely than not that the assets will not be realized. Management believes no valuation allowance was required at March 31, 2006.

Financial Condition

Total assets decreased $157.5 million from $8.41 billion at September 30, 2005 to $8.25 billion at March 31, 2006. The decrease in assets was attributed mainly to a decrease in mortgage-related securities of $305.7 million and partially to a decrease in investment securities of $50.0 million. During the first six months of fiscal year 2006, $983 thousand in mortgage-related securities were purchased compared to $203.9 million in loan purchases. The decrease in assets was partially offset by an increase in cash and cash equivalents of $147.6 million and loans receivable of $58.7 million.

Total liabilities decreased $154.2 million from $7.54 billion at September 30, 2005 to $7.39 billion at March 31, 2006. The decrease in liabilities was due in part to the repayment of $200.0 million in FHLB advances. The decrease was partially offset by an increase of $54.8 million in deposits, primarily in the certificate of deposit portfolio as a result of net growth in public unit funds.

Stockholders’ equity decreased $3.3 million during the six month period to $861.8 million at March 31, 2006. The decrease was primarily a result of $26.6 million in dividend payments and partially a result of an $8.5 million increase in treasury stock due primarily to treasury stock purchases. The decrease in stockholders’ equity was partially offset by $26.9 million in net income and a $4.2 million increase in additional paid-in capital.

The following table presents selected balance sheet data for the Company at the dates indicated.
	Balance at
	March 31,	December 31,	September 30,	March 31,
	2006	2005	2005	2005
	(Dollars in thousands, except per share amounts)
Selected Balance Sheet Data:
Total assets	$8,252,195	$8,318,836	$8,409,687	$8,498,764
Cash and cash equivalents	206,175	51,333	58,566	63,906
Loans receivable, net	5,522,825	5,565,077	5,464,130	5,046,714
Mortgage-related securities	1,839,593	1,967,564	2,145,254	2,546,091
Investment securities, held-to-maturity	380,518	430,517	430,499	505,617
Capital stock of FHLB	187,115	184,642	182,259	177,910
Deposits	4,015,128	3,937,237	3,960,297	4,051,329
Advances from FHLB	3,213,342	3,385,502	3,426,465	3,424,878
Other Borrowings	53,438	53,424	53,410	53,381
Stockholders' equity	861,813	862,238	865,063	857,656
Unrealized loss on AFS securities,
net of income taxes	(3,397)	(3,470)	(3,769)	(4,143)
Equity to total assets at end of period	10.44%	10.36%	10.29%	10.09%
Book value per share	$11.87	$11.87	$11.91	$11.80
Shares outstanding	72,598,164	72,653,502	72,654,981	72,683,756

The following table presents rate information at the dates indicated.

	March 31,	December 31,	September 30,	March 31,
	2006	2005	2005	2005
Average Yield / Cost at End of Period:
(annualized)
Loans receivable	5.55%	5.51%	5.49%	5.44%
Mortgage-related securities	4.01	3.84	3.71	3.81
Investment securities	4.41	4.54	4.54	4.65
Deposits	3.07	2.86	2.67	2.41
FHLB advances	4.70	4.59	4.42	4.13
Borrowings, other	7.37	6.92	6.37	5.43

Loans Receivable. The loan portfolio increased from $5.46 billion at September 30, 2005 to $5.52 billion at March 31, 2006. The $58.7 million growth in the loan portfolio was a result of $346.4 million in originations, $203.9 million in mortgage loan purchases and a slow down in prepayment speeds during the six months ended March 31, 2006. The slow down in prepayment speeds was a result of an increase in long-term rates, specifically the 10-year treasury rate, during fiscal year 2006. The increase in the portfolio due to originations was partially offset by $490.4 million in repayments during the six month period.

Included in the loan portfolio at March 31, 2006 was $435.3 million of interest-only loans, which were primarily purchased from nationwide lenders during fiscal year 2005. During the current six month period, $69.4 million of interest-only loans were purchased from nationwide lenders. These loans do not typically require principal payments during their initial term. Of the interest-only loans purchased during fiscal years 2006 and 2005, approximately 55% of the loans do not require principal payments for five years and the remaining 45% do not require principal payments for up to ten years. Loans of this type generally are considered to be of greater risk to the lender because of the possibility that the borrower may default once principal payments are required. We attempt to mitigate the risk of interest-only loans by using prudent underwriting criteria. The interest-only loans we purchase have an average credit score of 733 and an average loan-to-value ratio of less than 80% at the time of purchase. As of March 31, 2006, we have not experienced any significant performance problems with our interest-only loans.

Purchased loans from nationwide lenders represented 21.2% of the loan portfolio at March 31, 2006 compared to 21.8% at September 30, 2005. The emphasis on purchasing mortgage loans rather than mortgage-related securities has resulted in more assets earning a higher rate with no anticipated material increase in credit exposure. Loans purchased from nationwide and correspondent lenders during the current six month period totaled $203.9 million at a weighted average rate of 5.20% compared to $384.7 million at a weighted average rate of 4.86% during the same period one year ago. Of the loans purchased during the current six month period and the same period one year ago, $158.0 million and $292.0 million, respectively, were adjustable-rate. Generally, when acquired or originated, the initial rates on adjustable-rate mortgage (“ARM”) loans are lower than the rates on fixed-rate loans. The underwriting standards of the lenders from whom the Bank purchases loans are substantially similar to the Bank’s internal underwriting standards. Lenders are required to fully document all data sources for each application. “No Doc” or “Stated Income, Stated Assets” loans are not permitted. These requirements reduce the credit risk associated with the loans we purchase. Before committing to purchase a pool of loans, the Bank’s Chief Lending Officer or Secondary Marketing Manager reviews specific criteria such as loan amount, credit scores, loan-to-value ratios, geographic location and debt ratios of each loan in the pool. If the specific criteria do not meet the Bank’s underwriting standards and compensating factors are not sufficient, then a loan may be removed from the pool. Once the review of the specific criteria is complete and loans not meeting the Bank’s standards are removed from the pool, changes are sent back to the lender for acceptance and pricing. Before the pool is funded, an approved Bank loan underwriter reviews 25% of the loan files and the supporting documentation in the pool. If a loan does not meet the Bank’s underwriting standards for these loans, it is removed from the pool prior to funding.

As previously discussed, the Bank intends to continue purchasing mortgage loans as generally rates on purchased loans are more favorable than rates on mortgage-related securities, and the geographic diversification helps insulate the loan portfolio from potential adverse economic conditions in our market areas. The majority of the mortgage loan purchases are expected to be adjustable-rate products as management strives for a 50/50 mix in fixed- and adjustable-rate interest-earning assets. If ARM loans are not available either through origination or purchase, the Bank will purchase adjustable-rate mortgage-related securities or short- or medium-term agency bonds to assist in the management of our interest-rate risk profile. The Bank intends to purchase mortgage-related and investment securities during fiscal year 2006.

Total one- to four-family loan originations during the current six month period were $269.7 million at an average rate of 5.69% compared to one- to four-family loan originations of $300.1 million at an average rate of 5.15% for the same period one year ago. Of the one- to four- family loans originated during the current six month period and the same period one year ago, $203.4 million and $209.7 million, respectively, were fixed-rate.

In order to remain competitive in its market areas, the Bank currently originates ARM loans at initial rates below the fully indexed rate. The Bank qualifies borrowers based on this initial discounted rate for our three, five and seven year ARM loans. ARM loans can pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment also rises, increasing the potential for default.

Generally, during the six month period ended March 31, 2006, the Bank’s 30 year fixed-rate loans, with no points paid by the borrower, were priced at approximately 160 basis points above the average 10-year Treasury rate, while the Bank’s 15 year fixed-rate loans were priced approximately 125 basis points above the average 10-year Treasury rate. The Bank’s loan pricing is comparable to the secondary mortgage market pricing.

The following table summarizes the activity in the loan portfolio for the periods indicated, excluding changes in loans in process, deferred fees and allowance for loan losses. Included in the three and six months ended March 31, 2006 repayments are $47.6 million of loans which were repurchased by a seller. These loans were purchased during fiscal year 2005.

	For the Three Months Ended
	March 31, 2006		December 31, 2005		September 30, 2005		June 30, 2005
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Loans receivable:	(Dollars in thousands)
Beginning balance	$ 5,600,378	5.41%	$ 5,494,387	5.39%	$ 5,236,109	5.38%	$ 5,086,202	5.36%
Originations and refinances	150,741	6.34	195,665	5.98	264,867	5.67	232,498	5.60
Purchases	53,917	5.51	149,992	5.09	299,648	5.11	172,834	5.29
Repayments	(249,837)		(240,559)		(307,092)		(255,995)
Other	(508)		893		855		570
Ending balance	$ 5,554,691	5.45%	$ 5,600,378	5.41%	$ 5,494,387	5.39%	$ 5,236,109	5.38%

	For the Six Months Ended
	March 31, 2006		March 31, 2005
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Loans receivable:
Beginning balance	$ 5,494,387	5.39%	$ 4,794,442	5.38%
Originations and refinances	346,406	6.14	370,156	5.33
Purchases	203,909	5.20	384,726	4.86
Repayments	(490,396)		(463,090)
Other	385		(32)
Ending balance	$ 5,554,691	5.45%	$ 5,086,202	5.36%

The following table presents the Company’s loan portfolio at the dates indicated.

	March 31, 2006			December 31, 2005			September 30, 2005
	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$5,244,704	5.33%	94.42%	$5,287,943	5.31%	94.42%	$5,189,006	5.30%	94.44%
Multi-family	43,634	6.47	0.79	43,744	6.47	0.78	40,636	6.51	0.74
Commercial	8,423	6.33	0.15	8,572	6.33	0.15	8,927	6.42	0.16
Construction and development	43,459	5.39	0.78	46,918	5.23	0.84	45,312	5.10	0.82
Total real estate loans	5,340,220	5.34	96.14	5,387,177	5.32	96.19	5,283,881	5.31	96.16

Consumer Loans:
Savings loans	7,879	5.47	0.14	7,829	5.29	0.14	8,377	5.08	0.15
Automobile	2,879	6.97	0.05	2,599	7.00	0.05	2,555	7.05	0.05
Home equity	201,517	8.24	3.63	200,699	7.84	3.58	197,626	7.58	3.60
Other(1)	2,196	8.24	0.04	2,074	7.78	0.04	1,948	7.84	0.04
Total consumer loans	214,471	8.12	3.86	213,201	7.74	3.81	210,506	7.48	3.84
Total loans receivable	5,554,691	5.45%	100.00%	5,600,378	5.41%	100.00%	5,494,387	5.39%	100.00%

Less:
Loans in process	15,720			19,738			14,803
Deferred fees and discounts	11,466			10,731			10,856
Allowance for losses	4,680			4,832			4,598
Total loans receivable, net	$5,522,825			$5,565,077			$5,464,130

Other information:
Loans serviced for others	$408,531			$426,198			$448,420

(1) Included in this amount were non-real estate commercial loans totaling $65 thousand, $67 thousand and $70 thousand at March 31, 2006, December 31, 2005 and September 30, 2005, respectively.

We had ten loans impacted by Hurricanes Katrina and Rita. At March 31, 2006, two loans were more than 90-days delinquent. Based upon management’s analysis of the loans impacted by Hurricanes Katrina and Rita, no specific valuation allowance was recognized at March 31, 2006 related to these loans.

Non-performing loans consist primarily of loans 90 or more days delinquent and loans in the process of foreclosure. Non-performing loans increased $3.5 million during fiscal year 2006 to $8.7 million at March 31, 2006. The increase in non-performing loans increased our ratio of non-performing loans to total loans from 0.09% as of September 30, 2005 to 0.16% at March 31, 2006. The increase in non-performing loans was a direct result of the $2.0 million increase in one- to four-family loans classified as 90 or more days delinquent, and $1.4 million related to one- to four-family loans in foreclosure. The majority of the non-performing loans are located in our market areas and, at March 31, 2006, the value of the underlying collateral exceeded the amount necessary to pay off the remaining loan balance.

Loans 30 to 89 days delinquent, which are not included in non-performing loans, decreased approximately $2.5 million from $25.5 million at September 30, 2005 to $23.0 million at March 31, 2006. Of the $23.0 million at March 31, 2006, $13.1 million, or 57% of delinquent loans represent loans located in our market areas.

The risk that the balance of our non-performing loans may increase is primarily driven by the state of the local economies in which we lend. In most of our market areas, the economy has continued to be generally stable. Other risks to our loan portfolio remained largely unchanged from September 30, 2005, as property values have remained stable or increased.

The following table presents the Company’s 30-89 day delinquent loans, non-performing loans and real estate owned, at the dates indicated. The ratios of non-performing loans to total loans and non-performing assets to total assets do not include loans that are 30-89 days delinquent. Non-performing assets include non-performing loans and real estate owned.

	March 31,	December 31,	September 30,	March 31,
	2006	2005	2005	2005
Asset quality information:	(Dollars in thousands)
Loans 30-89 days delinquent	$23,027	$27,690	$25,518	$22,577
Non-performing loans	8,682	9,558	5,158	4,514
Real estate owned	1,932	1,678	1,653	3,245
Asset quality ratios:
Non-performing assets to total assets	0.13%	0.14%	0.08%	0.09%
Non-performing loans to total loans	0.16%	0.17%	0.09%	0.09%

The allowance for loan losses as a percentage of non-performing loans was 53.91% at March 31, 2006, compared to 89.14% at September 30, 2005. The decrease in the ratio of allowance for loan losses to non-performing loans primarily resulted from an increase in non-performing loans. Charge-offs, net of recoveries, totaled $48 thousand for the current six month period and represented 0.54% of average non-performing assets and less than 0.01% of the average outstanding balance of loans receivable.

The following table presents the Company’s activity for the allowance for loan losses and related ratios at the dates and for the periods indicated.
	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Allowance for loan losses:	(Dollars in thousands)
Beginning balance	$4,832	$4,473	$4,598	$4,495
Losses charged against the allowance:
One- to four-family loans	12	16	33	32
Multi-family loans	--	--	--	--
Commercial and other loans	--	--	--	--
Consumer loans	3	7	16	28
Total charge-offs	15	23	49	60
Recoveries	1	4	1	19
(Recovery) provision charged to expense	(138)	--	130	--
Ending balance	$4,680	$4,454	$4,680	$4,454

Allowance for loan losses to non-
performing loans			53.91%	98.67%
Allowance for loan losses to loans
receivable, net			0.08%	0.09%

Mortgage-Related Securities. The balance of mortgage-related securities decreased $305.7 million from $2.15 billion at September 30, 2005 to $1.84 billion at March 31, 2006. As previously stated, the Bank intends to purchase mortgage-related and investment securities as needed to satisfy the collateral requirements of its interest-rate swap counterparties, public unit depositors, brokered deposits and to manage interest rate risk according to limits set by the board of directors. See additional discussion regarding the Bank’s interest rate risk position in “Quantitative and Qualitative Disclosure About Market Risk.”

The following table provides a summary of the activity in our portfolio of mortgage-related securities for the periods presented. The yields and weighted average life (“WAL”) for purchases are presented as recorded at the time of purchase. The yields for the beginning and ending balances are as of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The increase in the yield was primarily a result of adjustable-rate securities in the portfolio repricing up. The beginning and ending WAL is the estimated remaining maturity of the underlying collateral after projected prepayment speeds have been applied.

	For the Three Months Ended
	March 31, 2006			December 31, 2005			September 30, 2005			June 30, 2005
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
Mortgage-related securities:	(Dollars in thousands)
Beginning balance	$ 1,967,564	3.84%	3.43	$ 2,145,254	3.71%	3.38	$ 2,369,765	3.78%	2.98	$ 2,546,091	3.81%	3.39
Maturities and repayments	(127,409)			(175,734)			(221,101)			(194,009)
Net amortization of premiums/discounts	(1,662)			(2,439)			(3,150)			(2,893)
Purchases:
Fixed	983	5.65	7.88	--	--	--	1,903	5.28	6.20	17,812	5.41	5.72
Adjustable-rate	--	--	--	--	--	--	--	--	--	--	--	--
Change in valuation on AFS securities	117			483			(2,163)			2,764
Ending balance	$ 1,839,593	4.01%	3.30	$ 1,967,564	3.84%	3.43	$ 2,145,254	3.71%	3.38	$ 2,369,765	3.78%	2.98

	For the Six Months Ended
	March 31, 2006			March 31, 2005
	Amount	Yield	WAL	Amount	Yield	WAL
Mortgage-related securities:	(Dollars in thousands)
Beginning balance	$ 2,145,254	3.71%	3.38	$ 2,648,708	3.57%	3.35
Maturities and repayments	(303,143)			(382,819)
Net amortization of premiums/discounts	(4,101)			(6,110)
Purchases:
Fixed	983	5.65	7.88	99,228	4.36	4.54
Adjustable-rate	--	--	--	190,563	4.50	9.82
Change in valuation on AFS securities	600			(3,479)
Ending balance	$ 1,839,593	4.01%	3.30	$ 2,546,091	3.81%	3.39

Investment securities. Investment securities, which consist of agency bonds (primarily issued by Fannie Mae), decreased from $430.5 million at September 30, 2005 to $380.5 million at March 31, 2006. The following table provides a summary of the activity of investment securities for the periods presented. The yields for the beginning and ending balances are as of the periods presented. The decrease in the yield at March 31, 2006 compared to September 30, 2005 was a result of securities maturing with yields greater than the portfolio. The beginning and ending WAL represent the estimated remaining maturity of the underlying collateral after projected call dates have been considered, based upon market rates at each date presented. The increase in the WAL at March 31, 2006 compared to September 30, 2005 was due to the $50.0 million maturity that occurred during the current quarter.

	For the Three Months Ended
	March 31, 2006			December 31, 2005			September 30, 2005			June 30, 2005
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
Investment securities:	(Dollars in thousands)
Beginning balance	$ 430,517	4.54%	2.73	$ 430,499	4.54%	2.48	$ 455,497	4.59%	1.63	$ 505,617	4.65%	3.01
Maturities and calls	(50,000)			--			(25,000)			(50,000)
Net amortization of premiums/discounts	1			18			2			(120)
Ending balance	$ 380,518	4.41%	2.84	$ 430,517	4.54%	2.73	$ 430,499	4.54%	2.48	$ 455,497	4.59%	1.63

	For the Six Months Ended
	March 31, 2006			March 31, 2005
	Amount	Yield	WAL	Amount	Yield	WAL
Investment securities:	(Dollars in thousands)
Beginning balance	$ 430,499	4.54%	2.48	$ 638,079	4.89%	1.73
Maturities and calls	(50,000)			(132,000)
Net amortization of premiums/discounts	19			(462)
Ending balance	$ 380,518	4.41%	2.84	$ 505,617	4.65%	3.01

Liabilities.   Liabilities decreased $154.2 million from $7.54 billion at September 30, 2005 to $7.39 billion at March 31, 2006. The decrease was primarily a result of the repayment of $200.0 million in FHLB advances. The decrease was partially offset by an increase of $54.8 million in deposits.

The Bank paid down the $200.0 million in FHLB advances rather than entering into new advances as the interest rate on the Bank’s short-term investment opportunities for those funds were less than or equal to what the rate would have been on the new advances as a result of the flat yield curve. Management will continue to monitor the Bank’s investment opportunities and balance those opportunities with the cost of the FHLB advances or other funding sources.

The $54.8 million increase in the deposit portfolio was primarily a result of an $80.2 million increase in public unit funds and a $35.4 million increase in the checking accounts, partially offset by a $36.6 million decrease in retail certificates of deposit and a $21.8 million decrease in the passbook and passcard and money market portfolios. As previously discussed, the Bank has experienced aggressive deposit pricing by other financial institutions in its local markets.

	At			At			At			At
	March 31, 2006			December 31, 2005			September 30, 2005			June 30, 2005
		Average	% of		Average	% of		Average	% of		Average	% of
	Amount	Cost	Total	Amount	Cost	Total	Amount	Cost	Total	Amount	Cost	Total
	(Dollars in thousands)
Checking	$433,913	0.21%	10.81%	$423,148	0.21%	10.75%	$398,490	0.21%	10.06%	$398,493	0.21%	9.98%
Passbook & passcard	118,582	0.65	2.95	115,075	0.65	2.92	121,133	0.65	3.06	125,209	0.65	3.14
Money market	854,350	2.53	21.28	869,398	2.32	22.08	873,570	2.06	22.06	908,997	1.94	22.77
Certificates	2,608,283	3.83	64.96	2,529,616	3.59	64.25	2,567,104	3.35	64.82	2,558,790	3.16	64.11
Total deposits	$4,015,128	3.07%	100.00%	$3,937,237	2.86%	100.00%	$3,960,297	2.67%	100.00%	$3,991,489	2.51%	100.00%

Stockholders’ Equity. Total stockholders’ equity decreased $3.3 million from $865.1 million at September 30, 2005 to $861.8 million at March 31, 2006. As previously discussed, the decrease was primarily a result of $26.6 million in dividend payments and partially a result of an $8.5 million increase in treasury stock due primarily to treasury stock purchases. The decrease in stockholders’ equity was partially offset by $26.9 million in net income and a $4.2 million increase in additional paid-in capital due to mark-to-market adjustments as shares are allocated to the ESOP and stock-based compensation items.

It is management’s intent to repurchase more of the Company’s stock during fiscal year 2006 compared to fiscal year 2005 subject, however, to a number of factors including market conditions, the Company’s financial condition and results of operations, the local economy and regulatory requirements. The Company repurchased 306,837 shares during the six months ended March 31, 2006, compared to 81,377 shares repurchased during the same period one year ago. See additional discussion in “Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.”

Dividends from the Company are the only source of funds for MHC. It is expected that MHC will waive future dividends except to the extent they are needed to fund its continuing operations. The following table shows the number of shares eligible to receive dividends because of the waiver of dividends by MHC at March 31, 2006. The unvested shares in the ESOP receive dividends that are recorded through compensation expense.

Total voting shares outstanding at September 30, 2005	74,286,889
Treasury stock acquisitions	(306,837)
RRP grants, net	22,500
Options exercised, net	141,300
Total voting shares outstanding at March 31, 2006	74,143,852
Unvested shares in ESOP	(1,613,108)
Shares held by MHC	(52,192,817)
Total shares eligible to receive dividends at March 31, 2006 (“public shares”)	20,337,927

The following table presents dividends paid each quarter for calendar years 2006, 2005 and 2004. The actual amount of the dividend to be paid during the quarter ending June 30, 2006, as declared on April 25, 2006 will be based upon the number of shares outstanding on the record date, May 5, 2006. The amount shown below is based upon shares outstanding on April 28, 2006. This does not represent the actual dividend payout, but rather management’s estimate of the number of shares eligible to receive the dividend and the total dividend payout at this time.

	Calendar Year
	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Quarter ended March 31
Number of dividend shares	20,457,283	20,634,728	19,220,972
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,229	$10,317	$9,610
Quarter ended June 30
Number of dividend shares	20,252,820	20,393,519	19,633,381
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,126	$10,197	$9,817
Quarter ended September 30
Number of dividend shares		20,363,619	19,777,200
Dividend per share		$0.50	$0.50
Total dividends paid		$10,182	$9,889
Quarter ended December 31
Number of dividend shares		20,483,464	20,051,788
Dividend per share		$0.50	$0.50
Total dividends paid		$10,242	$10,026
Special year end dividend
Number of dividend shares		20,483,464
Dividend per share		$0.30	$--
Total dividends paid		$6,145	$--

Calendar year-to-date dividends per share	$1.00	$2.30	$2.00

The tables below provide average balance sheet and selected income statement comparisons for the current quarter, prior quarter, fiscal year end quarter, and prior year quarter.

The following table presents the average balances of our assets, liabilities and stockholders’ equity and the related yields and costs on our interest-earning assets and interest-bearing liabilities for the periods indicated. Average yields are derived by dividing recorded income by the average balance of the related assets and average costs are derived by dividing recorded expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Three Months Ended
	March 31, 2006		December 31, 2005		September 30, 2005		March 31, 2005
	Average		Average		Average		Average
	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,538,579	5.46%	$5,544,057	5.42%	$5,315,738	5.40%	$4,955,593	5.42%
Mortgage-related securities	1,914,287	3.96	2,067,450	3.74	2,276,926	3.59	2,622,631	3.71
Investment securities	397,463	4.45	430,505	4.55	434,297	4.56	553,954	4.74
Cash and cash equivalents	57,048	4.30	8,658	3.62	56,697	3.29	52,738	2.34
Capital stock of FHLB	184,670	5.43	182,262	5.19	180,143	4.71	175,984	4.49
Total interest-earning assets (1)	8,092,047	5.05	8,232,932	4.95	8,263,801	4.83	8,360,900	4.80
Other noninterest-earning assets	152,641		142,423		155,077		175,421
Total assets	$8,244,688		$8,375,355		$8,418,878		$8,536,321

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits	$3,953,841	2.97	$3,898,896	2.77	$3,968,963	2.60	$4,106,217	2.33
FHLB advances (2)	3,268,757	4.68	3,441,450	4.53	3,436,204	4.37	3,441,798	4.09
Borrowings, other	53,193	7.47	53,415	6.99	53,401	6.45	53,372	5.50
Total interest-bearing liabilities	7,275,791	3.77	7,393,761	3.62	7,458,568	3.44	7,601,387	3.15
Other noninterest-bearing liabilities	105,852		116,026		95,046		83,399
Stockholders' equity	863,045		865,568		865,264		851,535
Total liabilities and
stockholders' equity	$8,244,688		$8,375,355		$8,418,878		$8,536,321

(Continued)

Net interest rate spread		1.28%		1.33%		1.39%		1.65%
Net interest-earning assets	$816,256		$839,171		$805,233		$759,513
Net interest margin		1.67%		1.64%		1.68%		1.95%
Ratio of interest-earning assets
to interest-bearing liabilities		1.11		1.11		1.11		1.10

Selected performance ratios:
Return on average assets (annualized)		0.66%		0.64%		0.61%		0.82%
Return on average equity (annualized)		6.30%		6.15%		5.94%		8.21%
Average equity to average assets		10.47%		10.33%		10.28%		9.98%

(1) Calculated net of deferred loan fees, loan discounts, and loans in process. Non-accruing loans are included in the loans receivable average balance with a yield of zero percent.

(2) Includes an increase in net interest expense of $1.7 million and $814 thousand as a result of interest rate swaps for the three months ended March 31, 2006 and December 31, 2005, respectively. Includes a decrease in net interest expense of $338 thousand and $2.3 million as a result of interest rate swaps for the three months ended September 30, 2005 and March 31, 2005, respectively.

(Concluded)

The following table presents selected income statement information for the quarters indicated.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2006	2005	2005	2005	2005
Selected income statement data:	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Loans receivable	$75,505	$75,160	$71,785	$69,436	$67,028
Mortgage-related securities	18,950	19,344	20,462	22,656	24,353
Investment securities	4,425	4,894	4,947	5,784	6,563
Other interest and
dividend income	3,078	2,462	2,610	2,447	2,252
Total interest and
dividend income	101,958	101,860	99,804	100,323	100,196

Interest expense:
Deposits	28,974	27,245	26,016	24,267	23,644
FHLB advances	38,176	39,804	38,197	36,496	34,961
Other borrowings	993	955	880	808	734
Total interest expense	68,143	68,004	65,093	61,571	59,339

(Recovery) provision for loan losses	(138)	268	215	--	--

Net interest and
dividend income	33,953	33,588	34,496	38,752	40,857

Other income	6,022	5,850	5,939	6,076	5,502
Other expenses	17,943	17,600	19,281	18,770	18,010
Income tax expense	8,445	8,525	8,310	9,898	10,867
Net income	$13,587	$13,313	$12,844	$16,160	$17,482

Basic earnings per share	$0.19	$0.18	$0.18	$0.22	$0.24
Diluted earnings per share	$0.19	$0.18	$0.18	$0.22	$0.24
Dividends declared per public share	$0.50	$0.80	$0.50	$0.50	$0.50

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005

For the three months ended March 31, 2006, the Company recognized net income of $13.6 million, compared to net income of $17.5 million for the same quarter one year ago. The $3.9 million decrease in net income was primarily a result of an $8.8 million increase in interest expense, specifically on the certificates of deposit and interest rate swaps which are both generally priced based upon short-term interest rates (two year and shorter maturities). The increase in interest expense was partially offset by a $2.4 million decrease in income tax expense due to a reduction in earnings between the two periods and a $1.8 million increase in interest and dividend income.

Total interest and dividend income for the quarter was $102.0 million compared to $100.2 million for the prior year quarter. The $1.8 million increase was primarily a result of an increase in interest income on loans receivable due to growth of the loan portfolio, which was partially offset by a decrease in interest income on mortgage-related and investment securities.

Interest income on loans receivable for the quarter was $75.5 million compared to $67.0 million for the prior year quarter. The $8.5 million increase in interest income was primarily a result of a $583.0 million increase in the average balance of the loan portfolio between the two periods due to the origination and purchase of mortgage loans and a slow down in prepayment speeds. In addition, there was a 4 basis point increase in the weighted average yield of the loan portfolio to 5.46% for the current quarter. The increase in the weighted average yield can be attributed to an increase in the weighted average rate of the consumer loan portfolio, most notably the home equity loan portfolio, ARM loans repricing and also to loans being originated at rates higher than the portfolio rate.

Interest income on mortgage-related securities for the quarter was $19.0 million compared to $24.4 million for the prior year quarter. The $5.4 million decrease in interest income was primarily a result of a $708.3 million decrease in the average balance of the mortgage-related securities portfolio between the two periods. The decrease in the average balance was a result of management’s emphasis on purchasing mortgage loans with excess funds and repayments of mortgage-related securities rather than purchasing mortgage-related securities as, generally, the rates on purchased mortgage loans were more favorable than the rates on mortgage-related securities at the time of investment. The decrease in the average balance was partially offset by a 25 basis point increase in the portfolio weighted average yield to 3.96% for the current quarter. The increase in the weighted average yield was primarily a result of adjustable-rate securities in the portfolio repricing to a higher rate.

Interest income on investment securities for the quarter was $4.4 million compared to $6.6 million for the prior year quarter. The $2.2 million decrease in interest income was primarily a result of a $156.5 million decrease in the average balance of the portfolio and, to a lesser extent, a 29 basis point decrease in the weighted average portfolio yield to 4.45% for the current quarter. The decrease in the average balance was a result of called or maturing securities that were not replaced during fiscal years 2005 and 2006. The decrease in the weighted average yield of the portfolio was attributed to called and maturing securities during fiscal years 2005 and 2006 with weighted average yields greater than that of the remaining portfolio.

Interest expense on deposits for the current quarter was $29.0 million compared to $23.6 million for the prior year quarter. The $5.4 million increase was primarily a result of an increase in the average rate on the certificate of deposit portfolio which was partially offset by a decrease in the average balance of the portfolio. The weighted average rate of the certificate of deposit portfolio for the current quarter was 3.71% compared to 2.92% for the prior year quarter. The average balance of the certificate of deposit portfolio decreased $70.8 million between the two periods to $2.58 billion for the current quarter. As previously discussed, the Bank has not matched the aggressive pricing by other financial institutions in its local markets because of the likely adverse effect on net income. However, the Bank did increase certain retail deposit rates to remain competitive in its markets and offered competitive rates on public unit funds, both actions resulting in an increase in the weighted average rate of the certificate of deposit portfolio. The Bank’s reluctance to match the top retail competitors’ rates has likely been the reason for the decrease in the average balance of the retail certificate of deposit portfolio between the two periods.

Interest expense on FHLB advances for the current quarter was $38.2 million compared to $35.0 million for the prior year quarter. The $3.2 million increase was a result of an increase in the paying rate on the interest rate swaps, partially offset by a decrease in the average balance of advances as a result of the repayment of $200.0 million in advances during fiscal year 2006. The weighted average paying rate on the variable-rate interest rate swaps was 7.01% for the current quarter compared to 5.04% for the prior year quarter. The 197 basis point increase was due to the increase in the one month LIBOR rate between the two periods. Currently, the Bank is in a net paying position on the interest rate swaps. If the one month LIBOR rate remains higher than 3.68% (weighted average break even LIBOR rate), then the Bank will continue to be in a paying position on the interest rate swaps. The interest rate swap agreements are summarized by maturity date under “Item 3 - Quantitative and Qualitative Disclosure About Market Risk.”

During the current quarter, management made slight modifications to the general valuation model which resulted in a reduction in the allowance for loan loss amount for the quarter ending March 31, 2006. The reduction in the allowance for loan loss amount resulted in a recovery of loan losses of $138 thousand during the current quarter.

Total other income for the current quarter was $6.0 million compared to $5.5 million for the prior year quarter. The $520 thousand increase was a result of an increase in retail fees and charges, an increase in insurance commissions and an increase in other income, net. Retail fees and charges increased $222 thousand as a result of increased debit card usage, an increase in overdraft protection fees, and a decrease in the amount of overdrawn account charge-offs. Income from insurance commissions increased $204 thousand as a result of an increase in contingent commissions. Other income, net increased by $164 thousand because the prior year quarter included an adjustment in the carrying value of annuities purchased during the 1980’s.

Total other expenses for the current quarter were $17.9 million compared to $18.0 million for the prior year quarter. Advertising expense decreased $404 thousand due to the timing of marketing campaigns. Regulatory and outside services decreased $243 thousand which was primarily a result of an expected reduction in consulting and audit fees associated with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) compliance due to higher expenses associated with the first year of compliance during the prior year quarter. Other expenses, net increased $351 thousand as the March 31, 2005 quarter included a $574 thousand net recovery on the valuation of mortgage servicing rights (“MSR”) compared to $131 thousand during the current quarter. The large net recovery in the prior year quarter was a result of a slow down in prepayment speeds. The $574 thousand net recovery reduced the MSR valuation amount to $413 thousand at March 31, 2005. As of March 31, 2006, the MSR valuation amount was $4 thousand. The assumptions used to calculate the fair value of the MSR are reviewed and updated quarterly. The increase in other expenses, net was offset by a $196 thousand decrease in office supplies and a $103 thousand decrease in amortization of MSR.

Income tax expense for the current quarter was $8.4 million compared to $10.9 million in the prior year quarter. The effective tax rate for the current quarter was 38.3% which was unchanged from the prior year quarter. The decrease in income tax expense was a direct result of a decrease in earnings compared to the prior year quarter.

The Company’s efficiency ratio for the current quarter was 45.15% compared to 38.94% for the prior year quarter. The increase in the efficiency ratio was largely due to the decrease in net interest income. The efficiency ratio measures a financial institution’s total other expenses as a percent of its net interest margin and other income. A lower value indicates that a financial institution is generating revenue with a lower level of expense. Another measure of a financial institution’s ability to operate efficiently is the ratio of other expenses to total average assets, the “operating expense ratio”. The Company’s operating expense ratio for the current quarter was 0.87%, compared to 0.84% for the prior year quarter.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended March 31, 2006 to the quarter ended March 31, 2005. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended March 31,
	2006 vs. 2005
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$7,856	$621	$8,477
Mortgage-related securities	(7,153)	1,750	(5,403)
Investment securities	(1,762)	(376)	(2,138)
Capital stock of FHLB	100	425	525
Cash equivalents	26	275	301
Total interest-earning assets	$(933)	$2,695	$1,762

Interest-bearing liabilities:
Passbook and passcard	$(16)	$3	$(13)
Checking and money market	(220)	1,067	847
Certificates	(492)	4,988	4,496
FHLB advances and other borrowings	(1,813)	5,287	3,474
Total interest-bearing liabilities	$(2,541)	$11,345	$8,804

Net change in net interest income	$1,608	$(8,650)	$(7,042)

Comparison of Operating Results for the Three Months Ended March 31, 2006 and December 31, 2005

For the quarter ended March 31, 2006, the Company recognized net income of $13.6 million, compared to net income of $13.3 million for the quarter ended December 31, 2005. The $274 thousand increase in net income was a result of a net decrease of $406 thousand in the provision for loan losses, a $172 thousand increase in other income and a $98 thousand increase in total interest and dividend income which was partially offset by a $343 thousand increase in total other expenses and an increase of $139 thousand in interest expense.

Total interest and dividend income increased $98 thousand from $101.9 million for the quarter ended December 31, 2005 to $102.0 million for the current quarter. The increase in interest income was a result of a $526 thousand increase in interest income on cash and cash equivalents and a $345 thousand increase in interest income on loans. The increases were partially offset by a $469 thousand decrease in interest income on investment securities and a $394 thousand decrease in interest income on mortgage-related securities.

Interest income on cash and cash equivalents for the current quarter was $605 thousand compared to $79 thousand for the quarter ended December 31, 2005. The $526 thousand increase was a result of a $48.4 million increase in the average balance of cash and cash equivalents and a 68 basis point increase in the weighted average rate as a result of an increase in short-term interest rates. As previously discussed, the increase in cash and cash equivalents was due to timing. Subsequent to March 31, 2006, management used the cash balance in excess of short-term liquidity needs to purchase short-duration assets.

Interest income on loans receivable for the current quarter was $75.5 million compared to $75.2 million for the quarter ended December 31, 2005. The $345 thousand increase in interest income was a result of a 4 basis point increase in the average yield of loans receivable to 5.46% offset partially by a slight decrease in the average balance of the portfolio. The increase in the average yield can be attributed to the increase in the rate of the consumer loan portfolio, most notably the home equity loan portfolio, ARM loans repricing and also to fixed-rate mortgage loans being originated at rates higher than the loan portfolio rate. The decrease in the average balance was a result of a slow down in originations and purchases during the quarter. The slow down in purchased loans was primarily a result of management’s decision to repay maturing FHLB advances rather than renew the advances and purchase loans. As previously discussed, the interest rate on the Bank’s short-term investment opportunities for those funds, if management would have decided to renew the advances, would have been less than or equal to the rate on the new advances as a result of the flat yield curve.

Interest income on investment securities for the current quarter was $4.4 million compared to $4.9 million for the quarter ended December 31, 2005. The $469 thousand decrease in interest income was a result of a decrease in the average balance and a 9 basis point decrease in the weighted average yield to 4.45% for the current quarter. The average balance and the weighted average yield decreased as a result of maturities during the current quarter which were not replaced.

Interest income on mortgage-related securities for the current quarter was $19.0 million compared to $19.3 million for the quarter ended December 31, 2005. The $394 thousand decrease in interest income was a result of a decrease in the average balance which was partially offset by an increase in the average rate. The average balance decreased as a result of maturities and repayments during the current quarter which was partially offset by $983 thousand of purchases. The weighted average rate increased 22 basis points to 3.96% for the current quarter, primarily due to adjustable-rate securities in the portfolio repricing to a higher rate.

Interest expense increased $139 thousand from $68.0 million for the quarter ended December 31, 2005 to $68.1 million for the current quarter. Interest expense on deposits for the current quarter was $29.0 million compared to $27.2 million for the quarter ended December 31, 2005. The $1.7 million increase in interest expense on deposits was primarily a result of an increase in the average rate on the certificate of deposit portfolio and partially to an increase in the average balance of the certificate of deposit portfolio. The weighted average rate paid on the certificate of deposit portfolio for the current quarter was 3.71% compared to 3.45% for the quarter ended December 31, 2005. As previously discussed, the Bank has not matched the aggressive pricing by other financial institutions in the Bank’s local markets because of the likely adverse impact on earnings, but has raised certain retail interest rates to remain competitive in our markets. The Bank offered competitive rates on public unit funds during the current quarter, which was the primary reason why the average balance increased between quarters.

Interest expense on FHLB advances for the current quarter was $38.2 million compared to $39.8 million for the quarter ended December 31, 2005. The $1.6 million decrease in interest expense on advances was primarily a result of a decrease in the average balance of the FHLB borrowings due to the repayment of maturing advances. This decrease was partially offset by an increase in the weighted average rate due to an increase in the paying rate on the interest rate swaps. The weighted average paying rate on the variable-rate interest rate swaps was 7.01% for the current quarter compared to 6.56% for the quarter ended December 31, 2005.

As previously discussed, the Bank recorded a recovery for loan losses of $138 thousand during the current quarter as a result of slight modifications in the general valuation model. During the quarter ended December 31, 2005, the Bank recorded a provision for loan losses of $268 thousand.

Total other income for the current quarter was $6.0 million compared to $5.9 million for the quarter ended December 31, 2005. The $172 thousand increase was a result of an increase in insurance commissions and other income, net, which was partially offset by a decrease in retail fees and charges. Insurance commissions increased $384 thousand as a result of increased property and casualty commissions and contingency commissions received during the current quarter. Other income, net, increased $262 thousand which was primarily a result of real estate owned activity. Retail fees and charges decreased $433 thousand as a result of cyclical activity related to checking and debit card transactions.

Total other expenses for the current quarter were $17.9 million compared to $17.6 million for the quarter ended December 31, 2005. The $343 thousand increase was primarily a result of an increase in salaries and employee benefits, occupancy expenses and advertising expenses which was partially offset by a decrease in other expenses, net and regulatory and outside services. Salaries and employee benefits increased $250 thousand due primarily to RRP grants during the current quarter. Occupancy expense increased $193 thousand as a result of an increase in software maintenance and communication network expenses which was partially offset by a decrease in building maintenance repairs. Advertising expense increased $171 thousand due to the timing of marketing promotions. Other expenses, net, decreased $167 thousand as the current quarter included a $131 thousand net recovery on the valuation of MSR due to a slow down in prepayment speeds. There was no such recovery during the quarter ended December 31, 2005. Regulatory and outside services decreased $98 thousand as a result of a decrease in audit fees incurred due to SOX 404 compliance.

Income tax expense for the current quarter was $8.4 million compared to $8.5 million for the quarter ended December 31, 2005. The effective tax rate for the current quarter was 38.3% compared to 39.0% for the quarter ended December 31, 2005. The decrease in the effective rate was primarily a result of a change in the Company’s estimate of the impact of tax benefits associated with the ESOP. The decrease in the effective tax rate in the current quarter was applied to all of fiscal year 2006 pre-tax income, resulting in less income tax expense recorded in the current quarter compared to the previous quarter.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended March 31, 2006 to the quarter ended December 31, 2005. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended
	March 31, 2006 vs. December 31, 2005
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$(45)	$390	$345
Mortgage-related securities	(1,817)	1,423	(394)
Investment securities	(370)	(99)	(469)
Capital stock of FHLB	20	69	89
Cash equivalents	509	18	527
Total interest-earning assets	$(1,703)	$1,801	$98

Interest-bearing liabilities:
Passbook and passcard	$(4)	$17	$13
Checking and money market	(7)	143	136
Certificates	375	1,205	1,580
FHLB advances and other borrowings	(1,935)	345	(1,590)
Total interest-bearing liabilities	$(1,571)	$1,710	$139

Net change in net interest income	$(132)	$91	$(41)

Comparison of Operating Results for the Six Months Ended March 31, 2006 and 2005

For the six month period ended March 31, 2006, the Company recognized net income of $26.9 million, compared to net income of $36.1 million for the six month period ended March 31, 2005. The $9.2 million decrease in net income was a result of a $14.7 million decrease in net interest and dividend income offset by a $5.1 million decrease in income tax expense.

Net interest and dividend income for the current six month period was $67.7 million compared to $82.4 million for the six month period ended March 31, 2005. The $14.7 million decrease between the two periods was a result of an $18.6 million increase in interest expense which was partially offset by a $3.8 million increase in interest and dividend income.

Interest income on loans for the current six month period was $150.7 million compared to $132.8 million for the six month period ended March 31, 2005. The $17.9 million increase in interest income was primarily due to a $655.9 million increase in the average balance of the portfolio as a result of loan originations and purchases and a slow down in prepayment speeds due to an increase in long-term interest rates. The weighted average yield of the loan portfolio for the current six month period was unchanged at 5.44% from the same period one year ago.

Interest income on mortgage-related securities for the current six month period was $38.3 million compared to $48.6 million for the six month period ended March 31, 2005. The $10.3 million decrease in interest income was a result of a $672.1 million decrease in the average balance of the portfolio which was partially offset by an increase in the weighted average yield. The average balance decreased as a result of maturities and repayments, offset by a small amount of purchases. The weighted average rate increased 20 basis points to 3.85% for the current six month period primarily due to adjustable-rate securities in the portfolio repricing to a higher rate.

Interest income on investment securities for the six month period was $9.3 million compared to $14.3 million for the prior year period. The $5.0 million decrease in interest income was primarily a result of a $179.2 million decrease in the average balance of the portfolio and, to a lesser extent, a 32 basis point decrease in the weighted average yield to 4.50% for the current six month period. The decrease in the average balance was a result of called and maturing securities that were not replaced. The decrease in the weighted average yield of the portfolio was attributed to called and maturing securities with weighted average yields greater than that of the remaining portfolio.

Interest expense on deposits for the current six month period was $56.2 million compared to $46.7 million for the six month period ended March 31, 2005. The $9.5 million increase was primarily a result of an increase in the average rate on the certificate of deposit and money market portfolios which was partially offset by a decrease in the average balance of each portfolio. The weighted average rate of the certificate of deposit portfolio for the current six month period was 3.58% compared to 2.86% for the same period one year ago. The weighted average rate of the money market portfolio for the current six month period was 2.30% compared to 1.68% for the same period one year ago. As previously discussed, the Bank has not matched the aggressive pricing by other financial institutions in its local markets because of the likely increase in our net interest margin compression. However, the Bank did increase certain deposit rates to remain competitive in its markets, thus resulting in an increase in the certificate of deposit and money market portfolios’ weighted average rates. The Bank’s reluctance to match the top competitors’ rates has likely been the reason for the decrease in the balance of the certificate of deposit and money market portfolios between the two periods.

Interest expense on FHLB advances for the current six month period was $78.0 million compared to $69.4 million for the six month period ended March 31, 2005. The $8.6 million increase in interest expense was primarily a result of an increase in the weighted average rate of the FHLB advances due to an increase in the paying rate on the interest rate swaps. The weighted average paying rate on the variable-rate interest rate swaps was 6.78% for the current six month period compared to 4.77% for the six month period ended March 31, 2005. This was partially offset by a decrease in the average balance of FHLB advances as a result of the repayment of $200.0 million of maturing FHLB advances during fiscal year 2006.

Total other income increased $539 thousand to $11.9 million during the current six months compared to $11.3 million for the same period one year ago. Retail fees and charges increased $717 thousand as a result of increased debit card usage, an increase in overdraft protection fees and a decrease in the amount of overdrawn account charge-offs. Other income, net decreased $257 thousand as a result of a decrease in profits on sales of real estate owned.

Total other expenses were $35.5 million for the current six month period compared to $35.6 million for the same period in the prior year. Advertising expense decreased $482 thousand as a result of the timing of marketing campaigns. Other expenses, net, increased $515 thousand due to a $227 thousand net increase in MSR charges, a $216 thousand increase in losses related to low-income housing partnerships, which were purchased for their related tax credits, and a $101 thousand increase due to routine facility maintenance. MSR charges include the amortization of MSR which decreased $216 thousand due to the declining MSR balance and MSR valuation adjustments which reflect the impact of changing prepayment assumptions. The current six month period included a $131 thousand net recovery on the valuation of MSR compared to $574 thousand for the prior six month period. The assumptions used to calculate the fair value of MSR are reviewed and updated quarterly.

Income tax expense for the current six month period was $17.0 million compared to $22.1 million for the six month period ended March 31, 2005. The $5.1 million decrease was primarily a result of a decrease in earnings in the current six month period compared to the prior six month period. The decrease was partially offset by a slight increase in the effective tax rate from 38.0% for the prior six month period to 38.7% for the current six month period. The increase in the effective tax rate was primarily a result of a change in the Company’s estimate of the impact of tax benefits associated with the ESOP.

The following table presents the average balances of our assets, liabilities and stockholders’ equity and the related yields and costs on our interest-earning assets and interest-bearing liabilities for the periods indicated. Average yields are derived by dividing recorded income by the average balance of the related assets and average costs are derived by dividing recorded expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.
	For the Six Months Ended
	March 31, 2006		March 31, 2005
	Average		Average
	Outstanding	Yield/	Outstanding	Yield/
	Balance	Rate	Balance	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,541,348	5.44%	$4,885,452	5.44%
Mortgage-related securities	1,991,710	3.85	2,663,854	3.65
Investment securities	414,166	4.50	593,411	4.82
Cash and cash equivalents	32,587	4.21	50,864	2.02
Capital stock of FHLB	183,453	5.31	175,055	4.34
Total interest-earning assets (1)	8,163,264	5.00	8,368,636	4.78
Other noninterest-earning assets	145,106		183,262
Total assets	$8,308,370		$8,551,898

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits	$3,926,067	2.87	$4,117,983	2.28
FHLB advances (2)	3,356,052	4.60	3,446,028	4.02
Borrowings, other	53,305	7.23	53,366	5.21
Total interest-bearing liabilities	7,335,424	3.69	7,617,377	3.09
Other noninterest-bearing liabilities	108,344		88,972
Stockholders' equity	864,602		845,549
Total liabilities and stockholders' equity	$8,308,370		$8,551,898

Net interest rate spread		1.31%		1.69%
Net interest-earning assets	$827,840		$751,259
Net interest margin		1.66%		1.97%
Ratio of interest-earning assets
to interest-bearing liabilities		1.11		1.10

Selected Performance Ratios:
Return on average assets (annualized)		0.65%		0.84%
Return on average equity (annualized)		6.22%		8.53%
Average equity to average assets		10.41%		9.89%

(1) Calculated net of deferred loan fees, loan discounts, and loans in process. Non-accruing loans are included in the loans receivable average balance with a yield of zero percent.
(2) Includes an increase in net interest expense of $2.5 million as a result of interest rate swaps for the six months ended March 31, 2006, and includes a decrease in net interest expense of $5.6 million as a result of interest rate swaps for the six months ended March 31, 2005.

The table below presents the dollar amount of changes in interest income and interest expense for major categories of interest-earning assets and interest-bearing liabilities, comparing the six-months ended March 31, 2006 to the six- months ended March 31, 2005. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Six Months Ended
	March 31, 2006 vs. March 31, 2005
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$17,621	$293	$17,914
Mortgage-related securities	(13,195)	2,865	(10,330)
Investment securities	(4,086)	(903)	(4,989)
Capital stock of FHLB	189	883	1,072
Cash equivalents	(86)	257	171
Total interest-earning assets	$443	$3,395	$3,838

Interest-bearing liabilities:
Passbook and passcard	$(27)	$(6)	$(33)
Checking and money market	(371)	2,467	2,096
Certificates	(1,618)	9,058	7,440
FHLB advances and other borrowings	(2,164)	11,271	9,107
Total interest-bearing liabilities	$(4,180)	$22,790	$18,610

Net change in net interest income	$4,623	$(19,395)	$(14,772)

Liquidity and Capital Resources

Liquidity management is both a daily and long-term function of our business management. The Bank’s most available liquid assets, represented by cash and cash equivalents, available-for-sale mortgage-related securities and short-term investment securities, are a product of its operating, investing, and financing activities. The Bank’s primary sources of funds are deposits, FHLB advances, repayments on and maturities of outstanding loans and mortgage-related securities, other short-term investments, and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and payments on short-term investments are relatively predictable sources of funds, deposit flows and prepayments on loans and mortgage-related securities are greatly influenced by general interest rates, economic conditions, and competition, and are less predictable sources of funds. To the extent possible, the Bank manages the cash flows of its portfolios by the rates it offers customers. Available funds are used primarily to meet our ongoing operations, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments.

At March 31, 2006, cash and cash equivalents totaled $206.2 million. The cash balance in excess of short-term liquidity needs will be invested in short-duration assets in an effort to manage interest rate risk exposure by diversifying the term to maturity of our assets.

At March 31, 2006, approximately $1.47 billion of our $2.61 billion in certificates of deposit were scheduled to mature within one year, and approximately $285.7 million of the $1.47 billion were public unit and brokered deposits scheduled to mature within three months. Based on past experience and our pricing strategy on certain products, we expect that a majority of the maturing retail deposits will renew, although no assurance can be given in this regard. Of the maturing deposits that are public unit and brokered certificates, the extent to which we meet competitors offered rates will determine the retention of these accounts.

The Bank has used FHLB advances to provide funds for lending and investment activities. FHLB lending guidelines set borrowing limits as part of their underwriting standards. At March 31, 2006, the Bank’s ratio of the face amount of advances to total assets, as reported to the Office of Thrift Supervision (“OTS”), was 39.27%. Our advances are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to FHLB Topeka. Advances in excess of 40 percent of total assets, but not exceeding 55 percent of total assets, may be approved by the president of FHLB Topeka based upon a review of documentation supporting the use of the advances. In July 2005, the president of FHLB Topeka approved an increase in the Bank’s borrowings to 45 percent of total assets for one year. Currently, the blanket pledge is sufficient collateral for the FHLB advances. It is possible that increases in our borrowings or decreases in our loan portfolio could require the Bank to pledge securities as collateral on the FHLB advances. The Bank’s policy allows borrowing from FHLB of up to 55 percent of total assets. In the past, the Bank has utilized other sources for liquidity, such as secondary market repurchase agreements, but in recent years it has relied primarily on the FHLB advances.

In March 2004, the Company issued $53.6 million in Junior Subordinated Deferrable Interest Debentures (“Debentures”) in connection with a trust preferred securities offering. The Company received, net, $52.0 million from the issuance of the Debentures and an investment of $1.6 million in Capitol Federal Financial Trust I (the “Trust”). The Company did not down-stream the proceeds to be used by the Bank for Tier 1 capital because the Bank exceeded all regulatory requirements to be a well-capitalized institution. Instead, the Company deposited the proceeds into certificate accounts at the Bank to be used to further the Company’s general corporate and capital management strategies which could include the payment of dividends. At March 31, 2006, Capitol Federal Financial, at the holding company level, had $115.0 million in cash and certificates of deposit.

On December 28, 2005, the Bank entered into a series of agreements with third party entities in connection with the planned replacement of the Bank’s core information technology processing system. The agreements provide for the Bank’s purchase of hardware, purchase and licensing of software and receipt of maintenance, support and other services. The principal software maintenance agreement has an initial term of five and one-half years, renewable thereafter for successive terms of 33 months. Also in connection with the replacement of its core information technology processing system, the Bank entered into a license and service agreement with a third party for the use of the third party’s proprietary mortgage loan origination system software. Under this agreement, maintenance services are to be provided for an initial term of five years, renewable thereafter for additional one-year terms. At March 31, 2006, the Company estimated that the total cash outflows associated with the replacement of the Bank’s core information technology processing system would be approximately $7.2 million, most of which will be capitalized and depreciated over a period not greater than five years. Management is anticipating incurring approximately 75% of fiscal year 2005 consulting fees related to SOX 404 during fiscal year 2006 as a result of documenting and testing controls of the new core information technology processing system, prior to conversion to the new system, to comply with SOX 404. It is anticipated that following the conversion, operating expenses associated with our information technology process will be largely unchanged.

Off Balance Sheet Arrangements, Commitments and Contractual Obligations

The Company, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities. Commitments may include, but are not limited to:

•	the origination, purchase or sale of loans,
•	the purchase or sale of investment and mortgage-related securities,
•	extensions of credit on home equity loans and construction loans,
•	terms and conditions of operating leases, and
•	funding withdrawals of savings accounts at maturity.

The Company’s contractual obligations related to operating leases and debentures have not changed significantly from September 30, 2005. The following table summarizes our other contractual obligations as of March 31, 2006.

	Maturity Range

		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
	(Dollars in thousands)
FHLB advances	$3,250,000	$200,000	$1,975,000	$1,075,000	$--

Certificates of deposit	2,608,283	1,474,420	1,024,502	94,650	14,711

Commitments to originate and
purchase mortgage loans	156,009	156,009	--	--	--

Commitments to fund unused
home equity lines of credit	275,264	275,264	--	--	--

Unadvanced portion of
construction loans	15,720	15,720	--	--	--

The maturity schedule for our certificate of deposit portfolio at March 31, 2006 is located under “Item 3. Quantitative and Qualitative Disclosure About Market Risk”. We anticipate that we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

During December 2003, the Bank entered into interest rate swap agreements with a notional amount of $800.0 million. The Bank is utilizing the interest rate swap agreements to modify its interest rate risk profile. The counterparties with whom we have entered into the interest rate swap agreements are rated as AA- or higher per our internal policies. Counterparties to the interest rate swaps require collateral for their exposure to the Bank’s net payable mark-to-market position under the terms of the interest rate swap agreements. The exposure is estimated daily by the counterparties calculating a market value for each swap on a net settlement basis. When the valuation indicates that the Bank has a net payable to the counterparty, the Bank may be required to post collateral sufficient to satisfy the counterparty’s exposure. When required, the collateral pledged to the counterparty would be restricted and not available-for-sale. Each counterparty has different collateralization requirements. The Bank posted available-for-sale mortgage-related securities with an estimated market value of $40.4 million as collateral as of March 31, 2006. If the future obligation indicates that the Bank has a net receivable mark-to-market position from the counterparties, the Bank could have a certain level of exposure to the extent the counterparties are not able to satisfy their obligations to the Bank.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company’s consolidated financial statements for the current interim period or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards. Total equity for the Bank was $780.9 million at March 31, 2006, or 9.5% of total bank assets on that date. As of March 31, 2006, the Bank exceeded all capital requirements of the OTS. The following table presents the Bank’s regulatory capital ratios at March 31, 2006 based upon regulatory guidelines.

		Regulatory
		Requirement
	Bank	For “Well
	Ratios	Capitalized” Status
Core capital	9.5%	5.0%
Tier I risk-based capital	21.8	6.0
Total risk-based capital	21.7	10.0

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company. Under OTS safe harbor regulations, the Bank may distribute to the Company capital not exceeding net income for the current calendar year and the prior two calendar years. Due to refinancing the FHLB advances in July 2004, the Bank is required to obtain a waiver of the safe harbor regulation from the OTS for capital distributions to the Company through at least December 31, 2006. The Bank cannot distribute capital to the Company unless it receives waivers of the safe harbor regulation from the OTS during the current waiver period. Currently, the Bank has authorization from the OTS to distribute capital from the Bank to the Company through the quarter ending June 30, 2006. So long as the Bank continues to maintain excess capital, operate in a safe and sound manner and comply with the interest rate risk management guidelines of the OTS, it is management’s belief that the Bank will be able to continue to receive waivers to distribute, from the Bank to the Company, the net income of the Bank.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

For a complete discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s portfolios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” in the Company’s Annual Report to Stockholders for the year ended September 30, 2005, attached as Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

The asset liability committee regularly reviews the interest rate risk exposure of the Bank by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and measuring the market value of portfolio equity (“MVPE”) at various dates. The MVPE is defined as the net of the present value of the cash flows of an institution’s existing assets, liabilities and off-balance sheet instruments. The present values are determined in alternative interest rate environments providing potential changes in MVPE under those alternative interest rate environments.

For each period end presented in the following table, the estimated percentage change in the Bank’s net interest income based on the indicated instantaneous, parallel and permanent change in interest rates are presented. The percentage change in each interest rate environment represents the difference between estimated net interest income in the 0 basis point interest rate environment (“base case”, assumes market and product interest rates do not change from the as-of date) and estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates). Estimations of net interest income used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented. The estimation of net interest income does not include any change in the amount of unamortized premium on mortgage-related securities, any projected gain-on-sale related to the sale of loans or the effect of the use of new interest rate swaps or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments. It is important to consider that the estimated changes in net interest income are for a cumulative four-quarter period. These do not reflect the earnings expectations of management.

Percentage Change in Net Interest Income (next four quarters)
Change	At
(in Basis Points)	March 31,	December 31,	September 30,	June 30,	March 31,
in Interest Rates(1)	2006	2005	2005	2005	2005
-300 bp	n/m(2)	n/m(2)	n/m(2)	n/m(2)	n/m(2)
-200 bp	3.51	4.12	1.53	-2.31	n/m(2)
-100 bp	4.88	5.87	4.48	1.83	4.10
0 bp	--	--	--	--	--
+100 bp	-6.66	-9.11	-8.97	-7.74	-8.45
+200 bp	-14.76	-19.80	-19.47	-17.37	-18.11
+300 bp	-23.43	-31.26	-30.76	-27.94	-28.37

(1) Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.
(2) Not meaningful, some market rates would compute to a rate less than zero percent.

The primary drivers for the decrease in the estimated net interest income in the increasing rate environments are anticipated increases in costs of deposits and interest rate swaps in excess of the increases in yield in the loan and investment and mortgage-related securities portfolios. The increase in the cost of deposits is primarily a result of the relatively short average maturity of the Bank’s certificate of deposit portfolio and some anticipated increase in the cost of money market accounts. The increase in the costs of the interest rate swaps is due to the immediate repricing nature of the interest rate swaps, which would result in the interest rate swaps experiencing the full impact of the rate change immediately. Changes in the rates on the mortgage loan and mortgage-related securities portfolios happen at a slower pace, compared to the interest-bearing liabilities, because only the amount of cash flow received on the repayment of these portfolios is reinvested at the higher rates. As interest rates increase, the rate of prepayment on loans generally decrease, which results in less cash available to be reinvested at higher rates.

In the increasing rate environments at March 31, 2006, net interest income was lower than at December 31, 2005 and September 30, 2005; however, the difference to base case net interest income for each rate environment improved. The improvement was a result of an increase in the cash balance which would reprice immediately with a shift in interest rates, a decrease in FHLB advances due to the repayment of $200.0 million of maturing advances during fiscal year 2006, and updates to the certificate of deposit and money market portfolio pricing sensitivity assumptions relative to changes in interest rates.

The increase in the estimated net interest income if interest rates were to decrease is primarily the result of the immediate decrease in the cost of our interest rate swaps and the rapid decrease in the cost of deposits compared to a slower decrease in the yield on our interest-earning assets.

It is generally anticipated that interest rates on terms to maturity of less than or equal to two years will continue to increase through the end of the second calendar quarter of 2006. It is also generally anticipated that interest rates for terms longer than two years will not rise significantly above shorter term rates during the remainder of 2006 continuing the current, generally flat, yield curve. Based upon the relatively short term to repricing of our liabilities compared to our assets, it is likely that the Bank’s net interest margin will be reduced in fiscal year 2006 compared to fiscal year 2005. The extent of the reduction in the net interest margin will depend upon such factors as the increased cost of deposits based upon our deposit pricing in response to expected higher short-term market rates, the volume of deposit flows on a net basis into or out of the Bank, the amount of loan prepayments and the reinvestment of those prepayments into new assets and the rates received on those assets relative to the change in the cost of liabilities.

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

Percentage Change in MVPE
Change	At
(in Basis Points)	March 31,	December 31,	September 30,	June 30,	March 31,
in Interest Rates(1)	2006	2005	2005	2005	2005
-300 bp	n/m(2)	n/m(2)	n/m(2)	n/m(2)	n/m(2)
-200 bp	5.43	1.84	-3.08	-10.71	n/m(2)
-100 bp	7.81	6.30	2.89	-2.70	2.09
0 bp	--	--	--	--	--
+100 bp	-12.48	-13.09	-11.68	-8.60	-9.90
+200 bp	-26.77	-28.60	-26.22	-20.91	-21.66
+300 bp	-42.78	-45.47	-41.87	-34.89	-34.47

(1) Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.
(2) Not meaningful, some market rates would compute to a rate less than zero percent.

Changes in the estimated market values of our financial assets and liabilities drive changes in estimates of MVPE. The market value of shorter term-to-maturity financial instruments is less sensitive to changes in interest rates than the market value of longer term-to-maturity financial instruments. Because of this, our certificates of deposit (which have relatively short average lives) tend to display less sensitivity to changes in interest rates than do our mortgage-related assets (which have relatively long average lives). These characteristics of financial assets and liabilities result in a decrease in the estimated value of the Bank’s MVPE in rising rate environments and increases our estimates of sensitivity to changes in MVPE.

The Bank’s measure of its MVPE sensitivity to decreases in interest rates indicates a positive change. The increase in MVPE if interest rates drop 100 basis points is primarily driven by an assumed negligible increase in prepayment speeds on mortgage-related assets. Given the current composition of our loan portfolio and the current interest rate environment, it is unlikely that many of our customers would be economically enticed to refinance or modify their mortgage loans with a 100 basis point decline in rates. The primary reason for this is that during fiscal years 2002, 2003 and 2004, many loan customers took advantage of lower interest rates and either refinanced or modified the terms of their mortgage loans. For MVPE to be significantly negatively impacted in a decreasing rate environment, it would take an increase in cash flows from mortgage prepayments, refinances or modifications. This would likely occur if there was a decrease of more than 100 basis points in interest rates.

Gap Table: The following gap table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of March 31, 2006, based on the information and assumptions set forth in the notes below.

	Within Three Months	Three Months To One Year	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total

Interest-earning assets(1):			(Dollars in thousands)
Loans receivable(2):
Mortgage loans:
Fixed	$ 167,210	$ 410,542	$ 851,527	$ 611,179	$ 1,347,379	$ 3,387,837
Adjustable	176,722	521,820	671,962	551,459	10,532	1,932,495
Other loans	164,526	5,521	8,839	5,341	29,984	214,211
Securities:
Non-mortgage(3)	140,518	--	190,000	--	50,000	380,518
Mortgage-related securities(4)	153,190	439,933	662,176	323,031	261,263	1,839,593
Other interest-earning assets	166,200	--	--	--	--	166,200
Total interest-earning assets	968,366	1,377,816	2,384,504	1,491,010	1,699,158	7,920,854

Interest-bearing liabilities:
Deposits:
Passbook and passcard(5)	2,461	7,382	19,922	16,721	72,096	118,582
Checking (5)	9,455	28,366	71,355	59,469	265,268	433,913
Money market (5)	37,805	113,415	204,190	156,915	342,025	854,350
Certificates	585,102	889,318	1,024,502	94,650	14,711	2,608,283
Borrowings	800,000	200,000	1,450,000	800,000	16,780	3,266,780
Total interest-bearing liabilities	1,434,823	1,238,481	2,769,969	1,127,755	710,880	7,281,908

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$ (466,457)	$ 139,335	$ (385,465)	$ 363,255	$ 988,278	$ 638,946

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$ (466,457)	$ (327,122)	$ (712,587)	$ (349,332)	$ 638,946

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total assets at March 31, 2006	(5.65)%	(3.96)%	(8.64)%	(4.23)%	7.74%
Cumulative one-year gap at September 30, 2005		(4.01)
Cumulative one-year gap at September 30, 2004		(5.54)

(1) Adjustable-rate loans are included in the period in which the rate is next scheduled to adjust, rather than in the period in which the loans are due or in the period in which repayments are expected to occur prior to their next rate adjustment. Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.
(2) Balances have been reduced for non-performing loans, which totaled $8.7 million at March 31, 2006.
(3) Based on contractual maturities.
(4) Reflects estimated prepayments of mortgage-related securities in our portfolio.
(5) Although our checking, passbook and passcard savings and money market accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities. The decay rates used on these accounts are based on assumptions developed based upon our actual experience with these accounts. If all of our checking, passbook and passcard savings and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $1.54 billion, for a cumulative one-year gap of (18.60)% of total assets.

The table on the previous page contains certain assumptions which affect the presentation. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels likely would deviate significantly from those assumed in calculating the table.

The FHLB advances designated in hedging relationships have maturities ranging from May 2008 to August 2010. At March 31, 2006, the Bank was in a paying position on the interest rate swaps. If the one month LIBOR rate remains higher than 3.68% (weighted average break even LIBOR rate), then the Bank will continue to be in a paying position on the interest rate swaps. The following summarizes the interest rate swap agreements by maturity date at March 31, 2006:

	March 31, 2006
			Paying
Fiscal		Notional	1 Month			Receiving
Year	Fair	Principal	LIBOR		Interest	Interest
Maturity	Value(1)	Amount	Rate (2)	Margin	Rate	Rate	Spread
	(Dollars in thousands)
2008	$(8,466)	$225,000	4.63%	2.41%	7.04%	5.68%	(1.36)%
2010	(28,192)	575,000	4.63	2.51	7.14	6.35	(0.79)
	$(36,658)	$800,000	4.63%	2.48%	7.11%	6.16%	(0.95)%

(1)  The one month LIBOR rate as of March 31, 2006 was 4.83%. This rate was used to calculate the fair value of the interest rate swaps at March 31, 2006.
(2)  The one month LIBOR rate as of February 27, 2006 was 4.63%. This rate plus the margin noted above was the paying interest rate during March 2006.

Changes in portfolio composition.  The following tables provide information regarding the fixed- and adjustable-rate composition of our loan, investment and mortgage-related security portfolios as well as the change in the composition of these portfolios from September 30, 2005 to March 31, 2006. Also presented are maturity schedules of our certificate of deposit portfolio and FHLB advances.

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

	For the Three Months Ended			For the Three Months Ended
	March 31, 2006			March 31, 2005
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-rate:	(Dollars in thousands)
One- to four-family
<= 15 years	$16,946	5.65%	8.28%	$35,264	5.00%	9.36%
> 15 years	79,795	6.05	38.99	64,515	5.59	17.12
Other real estate	640	6.25	0.31	2,858	6.65	0.76
Consumer	10,530	7.57	5.15	4,999	6.94	1.33
Total fixed-rate	107,911	6.14	52.73	107,636	5.49	28.57

Adjustable-rate:
One- to four-family
<= 36 months	7,410	5.21	3.62	50,329	4.64	13.36
> 36 months	65,394	5.41	31.95	194,114	4.80	51.53
Consumer	23,942	8.30	11.70	24,635	6.21	6.54
Total adjustable-rate	96,746	6.11	47.27	269,078	4.90	71.43

Total loan originations and purchases	$204,657	6.12%	100.00%	$376,714	5.07%	100.00%

Purchased loans included above:
Fixed-rate purchased loans	$11,793	6.12%		$14,611	5.35%
Adjustable-rate purchased loans	$42,124	5.34%		$199,940	4.82%

	For the Six-Months Ended			For the Six-Months Ended
	March 31, 2006			March 31, 2005
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family
<= 15 years	$56,607	5.46%	10.28%	$139,812	5.01%	18.52%
> 15 years	192,631	5.92	35.00	162,629	5.59	21.54
Other real estate	6,697	6.28	1.22	5,358	6.53	0.71
Consumer	19,851	7.50	3.61	10,602	6.87	1.40
Total fixed-rate	275,786	5.95	50.11	318,401	5.40	42.17

Adjustable-Rate:
One- to four-family
<= 36 months	48,529	4.75	8.82	92,228	4.43	12.22
> 36 months	175,881	5.20	31.96	290,144	4.81	38.44
Consumer	50,118	8.00	9.11	54,109	5.94	7.17
Total adjustable-rate	274,528	5.63	49.89	436,481	4.87	57.83

Total loan originations and purchases	$550,314	5.79%	100.00%	$754,882	5.09%	100.00%

Purchased loans included above:
Fixed-rate purchased loans	$45,875	5.76%		$92,744	5.11%
Adjustable-rate purchased loans	$158,034	5.03%		$291,982	4.78%

The following table presents the distribution of our loan portfolio at the dates indicated. Our loan portfolio remains primarily weighted in fixed-rate loans.

	March 31, 2006			December 31, 2005			September 30, 2005
	Amount	Rate	% of Total	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate loans:
One- to four- family real estate:
<= 15 years (1)	$ 1,250,761	5.28%	22.52%	$ 1,284,489	5.28%	22.94%	$ 1,300,342	5.28%	23.67%
> 15 years (1)	2,072,941	5.88	37.32	2,035,421	5.88	36.34	1,973,285	5.89	35.91
Other real estate	78,916	6.18	1.42	80,331	6.15	1.43	75,405	6.12	1.38
Consumer	51,401	7.29	0.92	44,775	7.19	0.80	39,687	7.05	0.72
Total fixed-rate loans	3,454,019	5.69	62.18	3,445,016	5.68	61.51	3,388,719	5.67	61.68

Adjustable-rate loans:
One- to four- family real estate:
<= 36 months(2)	834,587	4.70	15.02	855,523	4.66	15.28	825,473	4.63	15.02
> 36 months (2)	1,086,415	4.84	19.56	1,112,510	4.81	19.86	1,089,906	4.77	19.84
Other real estate	16,600	4.94	0.30	18,903	4.71	0.34	19,470	4.67	0.35
Consumer	163,070	8.38	2.94	168,426	7.88	3.01	170,819	7.58	3.11
Total adjustable-rate loans	2,100,672	5.06	37.82	2,155,362	4.99	38.49	2,105,668	4.94	38.32
Total loans	5,554,691	5.45%	100.00%	5,600,378	5.41%	100.00%	5,494,387	5.39%	100.00%

Less:
Loans in process	15,720			19,738			14,803
Deferred fees and discounts	11,466			10,731			10,856
Allowance for loan losses	4,680			4,832			4,598
Total loans receivable, net	$ 5,522,825			$ 5,565,077			$ 5,464,130

(1)	Loans are reported based on their remaining term to maturity as of the date indicated.
(2)	Loans are reported based on their term to next rate reset as of the date indicated.

The following table presents the distribution of our investment and mortgage-related securities portfolios, at cost, at the dates indicated. Overall, fixed-rate securities comprised 49.1% of these portfolios at March 31, 2006 compared to 46.7% at September 30, 2005. The WAL is the estimated remaining maturity of the underlying collateral after projected prepayment speeds have been applied.

	March 31, 2006			December 31, 2005			September 30, 2005
	Balance	Rate	Yield	Balance	Rate	Yield	Balance	Rate	Yield
	(Dollars in thousands)
Fixed-rate investments:
Agency bonds	$380,518	4.42%	4.41%	$430,517	4.53%	4.54%	$430,499	4.53%	4.54%
Mortgage-related securities, at cost	711,309	4.54	4.57	738,900	4.54	4.57	775,464	4.55	4.57
Total fixed-rate investments	1,091,827	4.50	4.51	1,169,417	4.54	4.56	1,205,963	4.54	4.56
WAL (in years)		3.86		3.84			3.75

Adjustable-rate investments:
Mortgage-related securities, at cost	1,133,757	4.37	3.66	1,234,253	4.29	3.40	1,375,862	4.18	3.22
Total adjustable-rate investments	1,133,757	4.37	3.66	1,234,253	4.29	3.40	1,375,862	4.18	3.22
WAL (in years)		2.61		2.79			2.78
Total investment portfolio, at cost	$2,225,584	4.43%	4.08%	$2,403,670	4.41%	3.96%	$2,581,825	4.35%	3.85%

The certificates of deposit portfolio increased from September 30, 2005 to March 31, 2006 by $41.2 million and the average cost of our certificates increased 48 basis points between the two reporting dates. Certificates maturing in one year or less at March 31, 2006 were $1.47 billion with an average cost of 3.72%. The following table presents the maturity of certificates of deposit at the dates indicated.
	March 31, 2006		December 31, 2005		September 30, 2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Certificates maturing within:
0 to 3 months	$585,102	3.57%	$489,620	3.41%	$495,367	3.04%
3 to 6 months	299,494	3.66	433,208	3.21	398,471	3.15
6 months to one year	589,824	3.89	547,920	3.69	604,548	3.19
One year to two years	834,002	4.00	696,012	3.82	681,637	3.74
After two years	299,861	3.91	362,856	3.70	387,081	3.53
Total certificates	$2,608,283	3.83%	$2,529,616	3.59%	$2,567,104	3.35%

Average maturity (in years)	1.03		1.06		1.07

The following table presents the maturity of FHLB advances at par as of March 31, 2006. The balance of advances excludes the $36.7 million unrealized loss adjustment on the swapped FHLB advances.

		Actual rates	Effective
		without	rates with
Maturity by		interest rate	interest rate
Fiscal year	Amount	swaps	swaps
	(Dollars in thousands)
2007	$ 750,000	3.52	3.52
2008	1,125,000	4.23	4.50
2009	600,000	4.24	4.24
2010	775,000	5.90	6.49
Total	$ 3,250,000	4.47%	4.70%

Item 4. Controls and Procedures

The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended, (the “Act”)) as of March 31, 2006, were evaluated under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended March 31, 2006, no change occurred in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

See “Liquidity and Capital Resources - Capital” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the OTS restrictions on dividends from the Bank to the Company.

The following table summarizes our share repurchase activity during the three months ended March 31, 2006 and additional information regarding our share repurchase program. There were 5,633 shares purchased during the current quarter that were received in exchange for the exercise of options. During fiscal year 2006, 306,837 shares were repurchased at an average price of $32.77. Our current repurchase plan of 1,536,102 shares was announced on November 7, 2002. The plan has no expiration date.

	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased as	of Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share(1)	Announced Plans	Under the Plan
January 1, 2006 through
January 31, 2006	20,042	33.19	20,042	432,931
February 1, 2006 through
February 28, 2006	99,366	32.65	99,366	333,565
March 1, 2006 through
March 31, 2006	132,190	32.54	132,190	201,375
Total	251,598	32.64	251,598	201,375

(1)Average price based upon shares purchased in the open market.

<Index>
Item 3.  Defaults Upon Senior Securities
Not applicable

<Index>
Item 4.  Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders for the fiscal year ended September 30, 2005, was held on January 24, 2006. There were two matters presented to the shareholders. The results were previously included in Part 2, Item 4 in the Form 10-Q for the period ended December 31, 2005.

<Index>
Item 5.  Other Information
Not applicable

<Index>
Item 6.  Exhibits
See Index to Exhibits

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    CAPITOL FEDERAL FINANCIAL

Date:   May 5, 2006                                                            By:   /s/ John B. Dicus
                                                                                                       John B. Dicus, President and
                                                                                                       Chief Executive Officer

Date:   May 5, 2006                                                           By:   /s/ Kent G. Townsend
                                                                                                       Kent G. Townsend, Executive Vice President,
                                                                                                       Chief Financial Officer and Treasurer

<Index>

INDEX TO EXHIBITS

Exhibit Number	Document
2.0	Plan of Reorganization and Stock Issuance Plan*
3(i)	Federal Stock Charter of Capitol Federal Financial*
3(ii)	Bylaws of Capitol Federal Financial filed on August 4, 2004 as Exhibit 3(ii) to the June 30, 2004 Form 10-Q
4(i)	Form of Stock Certificate of Capitol Federal Financial*
4(ii)	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, the instruments defining the rights of the holders of the Registrant’s long-term debt
10.1	Registrant’s Thrift and Stock Ownership Plan filed on December 14, 2005 as Exhibit 10.1 to the Annual Report on Form 10-K
10.2	Registrant’s 2000 Stock Option and Incentive Plan (the “Stock Option Plan”) filed on April 13,
2000 as Appendix A to Registrant’s Revised Proxy Statement (File No. 000-25391)
10.3	Registrant’s 2000 Recognition and Retention Plan (the “RRP”) filed on April 13, 2000 as
Appendix B to Registrant’s Revised Proxy Statement (File No. 000-25391)
10.4	Deferred Incentive Bonus Plan filed on December 31, 2001 as Exhibit 10.4 to the Annual Report on
Form 10-K
10.5	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q
10.6	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4,
2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q
10.7	Form of Restricted Stock Agreement under the RRP filed on February 4, 2005 as Exhibit 10.7 to the
December 31, 2004 Form 10-Q
10.8	Description of Named Executive Officer Salary and Bonus Arrangements filed on December 14,
2005 as Exhibit 10.8 to the Annual Report on Form 10-K
10.9	Description of Director Fee Arrangements filed on February 6, 2006 as Exhibit 10.9 to the December 31, 2005 Form 10-Q
10.10	Short-term Performance Plan filed on December 14, 2005 as Exhibit 10.10 to the Annual
Report on Form 10-K
11	Statement re: computation of earnings per share**
14	Code of Ethics***
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chief Executive Officer, and Kent G. Townsend, Chief Financial Officer and Treasurer

*Incorporated by reference from Capitol Federal Financial’s Registration Statement on Form S-1 (File No. 333-68363) filed on February 11, 2000, as amended and declared effective on the same date.
(Continued)

  **No statement is provided because the computation of per share earnings on both a basic and fully diluted basis can be clearly determined from the Financial Statements included in this report.

 ***May be obtained free of charge from the Registrant’s Investor Relations Officer by calling (785) 270-6055 or from the Registrant’s internet website at www.capfed.com.