Form 10-Q
period 2006-06-30
CAPITOL FEDERAL FINANCIAL
filed 2006-08-04
CIK 1074433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
Form 10-Q
               (Mark One)
        ☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2006

                                                                                                 or

        ☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-25391
_________________

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
(785) 235-1341

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☑           Accelerated filer  ☐             Non-accelerated filer   ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

     As of July 28, 2006, there were 74,056,059 shares of Capitol Federal Financial Common Stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, per share data and amounts are actual)

	June 30,	September 30,
	2006	2005
ASSETS:	(Unaudited)
Cash and cash equivalents	$105,162	$58,566
Investment securities:
Available-for-sale, at market (amortized cost of $142,431)	142,128	--
Held-to-maturity, at cost (market value of $230,183 and $424,952)	240,000	430,499
Mortgage-related securities:
Available-for-sale, at market (amortized cost of $600,778 and $743,710)	594,058	737,638
Held-to-maturity, at cost (market value of $1,145,363 and $1,383,268)	1,194,800	1,407,616
Loans receivable held-for-sale, net	235	1,891
Loans receivable, net	5,564,502	5,464,130
Capital stock of Federal Home Loan Bank ("FHLB"), at cost	167,556	182,259
Accrued interest receivable	33,100	36,900
Premises and equipment, net	25,191	22,963
Real estate owned, net	2,398	1,653
Income taxes receivable	2,095	44
Deferred income taxes, net	32,083	50,618
Other assets	13,865	14,910
TOTAL ASSETS	$8,117,173	$8,409,687

LIABILITIES:
Deposits	$3,895,869	$3,960,297
Advances from FHLB	3,207,865	3,426,465
Other borrowings, net	53,453	53,410
Advance payments by borrowers for taxes and insurance	25,719	45,437
Accounts payable and accrued expenses	74,235	59,015
Total liabilities	7,257,141	7,544,624

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 shares authorized; 91,512,287
shares issued as of June 30, 2006 and September 30, 2005	915	915
Additional paid-in capital	427,718	421,903
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(15,288)	(16,721)
Unearned compensation, Recognition and Retention Plan ("RRP")	(911)	(539)
Retained earnings	761,105	759,643
Accumulated other comprehensive loss	(4,359)	(3,769)
Less shares held in treasury (17,452,489 and 17,225,398 shares as of
June 30, 2006 and September 30, 2005, at cost)	(309,148)	(296,369)
Total stockholders' equity	860,032	865,063

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,117,173	$8,409,687

See accompanying notes to consolidated interim financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars and share counts in thousands, per share amounts are actual)
	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
INTEREST AND DIVIDEND INCOME:
Loans receivable	$76,123	$69,436	$226,788	$202,187
Mortgage-related securities	18,175	22,656	56,469	71,280
Investment securities	4,170	5,784	13,489	20,092
Capital stock of FHLB	2,483	2,211	7,339	5,995
Cash and cash equivalents	1,476	236	2,160	749
Total interest and dividend income	102,427	100,323	306,245	300,303

INTEREST EXPENSE:
Deposits	31,588	24,267	87,807	70,983
FHLB advances	39,005	36,496	116,985	105,913
Other borrowings	1,070	808	3,018	2,212
Total interest expense	71,663	61,571	207,810	179,108

NET INTEREST AND DIVIDEND INCOME	30,764	38,752	98,435	121,195
PROVISION FOR LOAN LOSSES	40	--	170	--
NET INTEREST AND DIVIDEND INCOME
AFTER PROVISION FOR LOAN LOSSES	30,724	38,752	98,265	121,195

OTHER INCOME:
Retail fees and charges	4,299	4,145	12,471	11,600
Loan fees	439	508	1,357	1,575
Insurance commissions	434	439	1,666	1,443
Other, net	897	984	2,447	2,791
Total other income	6,069	6,076	17,941	17,409

OTHER EXPENSES:
Salaries and employee benefits	10,063	9,889	30,183	30,065
Occupancy of premises	3,252	3,018	9,423	9,371
Regulatory and outside services	1,307	1,589	3,607	3,910
Deposit and loan transaction costs	1,121	1,058	3,349	3,130
Advertising	819	1,031	2,384	3,078
Other, net	1,612	2,185	4,771	4,829
Total other expenses	18,174	18,770	53,717	54,383
INCOME BEFORE INCOME TAX EXPENSE	18,619	26,058	62,489	84,221
INCOME TAX EXPENSE	7,313	9,898	24,283	32,006
NET INCOME	$11,306	$16,160	$38,206	$52,215

Basic earnings per common share	$0.16	$0.22	$0.53	$0.72
Diluted earnings per common share	$0.15	$0.22	$0.52	$0.71
Dividends declared per share	$0.50	$0.50	$1.80	$1.50

Weighted average number of common shares outstanding:
Basic	72,525	72,661	72,607	72,453
Diluted	72,754	73,115	72,882	73,071

See accompanying notes to consolidated interim financial statements.

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, per share amounts are actual)

						Accumulated
		Additional	Unearned	Unearned		Other
	Common	Paid-In	Compensation	Compensation	Retained	Comprehensive	Treasury
	Stock	Capital	(ESOP)	(RRP)	Earnings	Loss	Stock	Total

Balance at October 1, 2005	$915	$421,903	$(16,721)	$(539)	$759,643	$(3,769)	$(296,369)	$865,063
Comprehensive income:
Net income					38,206			38,206
Changes in unrealized gains/losses on
mortgage-related securities available-for-sale
net of deferred income taxes of $360						(590)		(590)
Total comprehensive income								37,616

Tax benefit of market value change in vested
RRP shares		17						17
Common stock committed to be released for
allocation - ESOP		3,506	1,512					5,018
Acquisition of treasury stock							(14,882)	(14,882)
Stock options exercised		1,475					1,895	3,370
Treasury stock activity related to RRP, net		517		(736)			208	(11)
Amortization of unearned compensation - RRP				364				364
Stock based compensation expense		300						300
Dividends in excess of debt service cost - ESOP			(79)					(79)
Dividends on common stock to stockholders
($1.80 per public share)					(36,744)			(36,744)
Balance at June 30, 2006	$915	$427,718	$(15,288)	$(911)	$761,105	$(4,359)	$(309,148)	$860,032

See accompanying notes to consolidated interim financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the Nine Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,206	$52,215
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(7,339)	(5,994)
Net loan origination fees (costs) capitalized	1,667	(3,892)
Amortization of net deferred loan origination fees	(908)	(2,452)
Provision for loan losses	170	--
Losses on sales of premises and equipment, net	3	55
Gains on sales of real estate owned, net	(462)	(752)
Gains on sales of loans receivable held-for-sale	(46)	(56)
Originations of loans receivable held-for-sale	(2,997)	(4,807)
Proceeds from sales of loans receivable held-for-sale	4,699	7,879
Amortization and accretion of premiums and discounts on
mortgage-related securities and investment securities	5,781	9,585
Depreciation and amortization of premises and equipment	2,807	3,111
Amortization of deferred debt issuance costs	43	48
Common stock committed to be released for allocation - ESOP	5,018	5,247
Amortization of unearned compensation - RRP	364	193
RRP shares sold, net of forfeitures	(11)	(21)
Stock based compensation - stock options	300	--
Changes in:
Accrued interest receivable	3,800	4,928
Other assets	1,045	(893)
Income taxes payable/receivable and deferred income taxes	18,263	22,876
Accounts payable and accrued expenses	(3,380)	(2,563)
Net cash provided by operating activities	67,023	84,707

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale	(142,413)	--
Proceeds from maturities or calls of investment securities held-to-maturity	190,510	182,000
Proceeds from the redemption of capital stock of FHLB	22,042	--
Principal collected on mortgage-related securities available-for-sale	226,262	337,518
Purchases of mortgage-related securities available-for-sale	(87,884)	--
Principal collected on mortgage-related securities held-to-maturity	212,544	239,310
Purchases of mortgage-related securities held-to-maturity	(983)	(307,603)
Loan originations, net of principal collected	(65,029)	(29,750)
Loan purchases, net of principal collected	(39,948)	(421,509)
Purchases of premises and equipment, net	(5,038)	(2,234)
Proceeds from sales of real estate owned	3,393	6,805
Net cash provided by investing activities	313,456	4,537

(Continued)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(36,744)	(30,540)
Dividends in excess of debt service cost of ESOP, net	(79)	2,069
Deposits, net of withdrawals	(64,428)	(136,285)
Proceeds from advances/line of credit from FHLB	629,100	567,000
Repayments on advances/line of credit from FHLB	(829,100)	(567,000)
Change in advance payments by borrowers for taxes and insurance	(19,718)	(16,567)
Acquisitions of treasury stock	(14,882)	(2,097)
Acquisitions of treasury stock for exercise of stock options	--	(2,793)
Stock options exercised	1,968	4,855
Net cash used in financing activities	(333,883)	(181,358)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	46,596	(92,114)
CASH AND CASH EQUIVALENTS:
Beginning of period	58,566	171,526
End of period	$105,162	$79,412

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$4,400	$8,627
Interest payments, net of interest credited to deposits	$127,055	$114,761

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Loans transferred to real estate owned	$3,772	$3,499

Loans made on the sale of real estate owned	$96	$--

Loan modifications and refinances	$90,269	$222,959

Tax effect of premature disposal of incentive stock option shares	$1,402	$4,208

Treasury stock activity related to RRP (excluding RRP shares sold for
employee withholding tax purposes)	$208	$108

Tax effect of RRP share transactions	$17	$25

Market value change related to fair value hedge:
Interest rate swaps hedging FHLB advances	$18,600	$8,164

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

2.   Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, if the holder irrevocably elects to account for the whole instrument on a fair value basis, and clarifies various aspects of SFAS 133 and SFAS 140 relating to derivative financial instruments and qualifying special-purpose entities holding derivative financial instruments. SFAS 155 is effective for all financial instruments acquired by the Company after October 1, 2006. The Company does not anticipate a material impact to the consolidated financial statements when SFAS 155 is adopted.

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

3.   Accounting for Stock Based Compensation
In December 2004, FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) amended SFAS 123, “Accounting for Stock-Based Compensation” and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 to provide its guidance on the valuation of share-based payments for public companies. SFAS 123(R) requires companies to recognize all share-based payments, which include stock options and restricted stock, in compensation expense over the service period of the share-based payment award. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. At June 30, 2006, the Company had a Stock Option and Incentive Plan (the “Option Plan”) and a Recognition and Retention Plan (“RRP”).

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

Compensation expense related to the amortization of the RRP awards was recognized in the income statement prior to the implementation of SFAS 123(R). Compensation expense attributable to stock options and RRP awards during the three months ended June 30, 2006 totaled $78 thousand ($47 thousand, net of tax) and $86 thousand ($52 thousand, net of tax), respectively. Compensation expense attributable to stock options and RRP awards during the nine months ended June 30, 2006 totaled $300 thousand ($183 thousand, net of tax) and $364 thousand ($223 thousand, net of tax), respectively.

Prior to the adoption of SFAS 123(R), the Company applied the recognition and measurement principles of APB No. 25, “Accounting for Stock Issued to Employees” as allowed by SFAS 123 and SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. Accordingly, no stock based compensation was recognized in net income for stock options as all options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant and the related number of options granted were fixed at that point in time. The following table presents the pro forma impact on earnings and earnings per share for the three and nine months ended June 30, 2005 if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS 148:

	June 30, 2005
	For the Three Months Ended	For the Nine Months Ended
	(Dollars in thousands, except per share amounts)
Net income, as reported	$16,160	$52,215

Add: Stock-based compensation expense included
in reported net income, net of related tax effects (1)	28	122
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects (1)	66	255

Pro forma net income	$16,122	$52,082

Net earnings per share:
Basic-as reported	$0.22	$0.72
Basic-pro forma	$0.22	$0.72

Diluted-as reported	$0.22	$0.71
Diluted-pro forma	$0.22	$0.71

(1) The amount includes compensation expense related to the RRP awards reported in net income.

The fair value of stock option grants are estimated on the date of the grant using the Black-Scholes option pricing model. There were no stock option grants during the quarter ended June 30, 2006. The weighted average grant-date fair value of stock options granted during the three months ended June 30, 2005 was $4.13 per share. The weighted average grant-date fair value of stock options granted during the nine months ended June 30, 2006 and 2005 was $3.98 and $4.69 per share, respectively. The following weighted average assumptions were used for valuing stock option grants for the periods noted:
	For the Three
	Months Ended	For the Nine Months Ended
	June 30,	June 30,
	2005	2006	2005
Risk-free interest rate	3.8%	4.5%	4.1%
Expected life (years)	6.5	8.2	8.6
Expected volatility	22.9%	22.2%	23.3%
Dividend yield	5.9%	6.1%	5.7%
Estimated forfeitures	0.0%	0.0%	0.0%

The risk-free interest rate was determined using the yield available on the option grant date for a zero-coupon U.S. Treasury security with a term equivalent to the expected life of the option. The expected life for options granted during the nine months ended June 30, 2006 represents the period the option is expected to be outstanding and was determined by applying the simplified method as allowed by SAB 107. The expected life for the stock options granted during the three and nine months ended June 30, 2005 was based on the midpoint between the average vesting term and the average contractual term. The expected volatility was determined using historical volatilities based on historical stock prices. The dividend yield was determined based upon historical quarterly dividends and the Company’s stock price on the option grant date. Estimated forfeitures were determined based upon voluntary termination behavior and actual option forfeitures.

Stock Option Plan - Pursuant to the Option Plan, 3,780,718 shares of common stock were reserved for issuance by the Company upon exercise of stock options granted to officers, directors and employees of the Company and the Bank from time to time under the Option Plan. The Company may issue both incentive and nonqualified stock options under the Option Plan. The incentive stock options expire in ten years and the nonqualified stock options expire in fifteen years from the date of grant. The date on which the options are first exercisable is determined by the Stock Benefits Committee (“sub-committee”), a sub-committee of the Compensation Committee (“committee”) of the board of directors. The vesting period of the options generally ranges from three to five years. The option price is equal to the market value at the date of the grant as defined by the Option Plan. The purpose of the Option Plan is to provide additional incentive to certain officers, directors and key employees by facilitating their purchase of a stock interest in the Company. At June 30, 2006, the Company had 381,518 shares available for future grants under the Option Plan.

The Option Plan is administered by the sub-committee, which selects the employees and non-employee directors to whom options are to be granted and the number of shares to be granted. The exercise price may be paid in cash, shares of the common stock, or a combination of both. The option price may not be less than 100% of the fair market value of the shares on the date of the grant. In the case of any employee who is granted an incentive stock option who owns more than 10% of the outstanding common stock at the time the option is granted, the option price may not be less than 110% of the fair market value of the shares on the date of the grant, and the option shall not be exercisable after the expiration of five years from the grant date. Historically, the Company generally has issued shares held in treasury upon the exercise of stock options.

A summary of option activity for the three and nine months ended June 30, 2006 follows:

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2006		June 30, 2006
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Options	Price	of Options	Price

Outstanding at beginning of period	759,449	$19.28	789,749	$15.61
Granted	--	--	112,000	32.69
Forfeited	--	--	(1,000)	9.22
Exercised	(64,967)	9.74	(206,267)	9.55
Outstanding at June 30, 2006	694,482	$20.17	694,482	$20.17

During the three months ended June 30, 2006, the total pretax intrinsic value of stock options exercised was $1.0 million and the tax benefits realized from the exercise of stock options was $253 thousand. The fair value of stock options vested during the three months ended June 30, 2006 was $65 thousand. During the nine months ended June 30, 2006, the total pretax intrinsic value of stock options exercised was $4.3 million and the tax benefits realized from the exercise of stock options was $1.4 million. The fair value of stock options vested during the nine months ended June 30, 2006 was $268 thousand.

The following table summarizes information about the stock options outstanding and exercisable as of June 30, 2006:
	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
	Number	Remaining	Exercise	Aggregate	Number	Exercise	Aggregate
Exercise	of Options	Contractual	Price per	Intrinsic	of Options	Price per	Intrinsic
Price	Outstanding	Life (in years)	Share	Value	Exercisable	Share	Value
	(Dollars in thousands, except per share amounts)
$9.22	354,182	7.78	$9.22	$8,880	354,182	$9.22	$8,880
14.03 - 19.68	22,400	4.66	16.25	404	22,400	16.25	404
25.66 - 28.78	40,000	8.32	26.01	331	27,800	25.92	233
30.19 - 36.19	277,900	10.89	33.60	320	86,633	33.84	101
	694,482	8.95	$20.17	$9,935	491,015	$14.83	$9,618

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $34.29 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 445,082.

As of June 30, 2006, the total future compensation cost related to non-vested stock options not yet recognized in the income statement was $716 thousand and the weighted average period over which these awards are expected to be recognized was 3.0 years.

Recognition and Retention Plan - The objective of the RRP is to enable the Company and the Bank to retain personnel of experience and ability in key positions of responsibility. Employees and directors of the Bank are eligible to receive benefits under the RRP at the sole discretion of the sub-committee. The total number of shares originally eligible to be granted under the RRP was 1,512,287.

Compensation expense in the amount of the fair market value of the common stock at the date of grant, as defined by the RRP, to the employee is recognized over the period during which the shares vest. A recipient of such restricted stock will be entitled to all voting and other stockholder rights (including the right to receive dividends on vested and non-vested shares), except that the shares, while restricted, may not be sold, pledged or otherwise disposed of and are required to be held in escrow by the Company. If a holder of such restricted stock terminates employment for reasons other than death or disability, the employee forfeits all rights to the non-vested shares under restriction. If the participant’s service terminates as a result of death, disability, or if a change in control of the Bank occurs, all restrictions expire and all non-vested shares become unrestricted.

The following table summarizes the activity of non-vested RRP shares during the three and nine months ended June 30, 2006:
	For the Three Months Ended		For the Nine Months Ended
	June 30, 2006		June 30, 2006
		Weighted		Weighted
		Average		Average
	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value
Non-vested RRP shares at beginning of period	33,400	$33.06	18,800	$33.88
Granted	--	--	22,500	32.73
Vested	(1,000)	25.66	(8,900)	33.14
Forfeited	--	--	--	--

Non-vested RRP shares at June 30, 2006	32,400	$33.29	32,400	$33.29

The estimated forfeiture rate for the RRP shares granted during the nine months ended June 30, 2006 was 0% based upon voluntary termination behavior and actual forfeitures. The fair value of RRP shares that vested during the three and nine months ended June 30, 2006 totaled $26 thousand and $295 thousand, respectively. As of June 30, 2006, there was $911 thousand of unrecognized compensation cost related to non-vested RRP compensation to be recognized over a weighted average period of 3.1 years.

4.   Earnings Per Share
For the quarter ended June 30, 2006, basic earnings per share were $0.16 and diluted earnings per share were $0.15. The Company accounts for the 3,024,574 shares acquired by its ESOP in accordance with Statement of Position (“SOP”) 93-6 and the shares acquired for its RRP in a manner similar to the ESOP shares; shares acquired by the ESOP and the RRP are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee’s individual account. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.
	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share amounts)
Net income	$11,306	$16,160	$38,206	$52,215

Average common shares outstanding	72,423,231	72,559,699	72,556,486	72,401,746
Average committed ESOP shares outstanding	101,374	101,374	50,779	50,779
Total basic average common shares outstanding	72,524,605	72,661,073	72,607,265	72,452,525

Effect of dilutive RRP shares (1)	3,794	2,091	2,659	2,412
Effect of dilutive stock options (2)	225,289	452,100	272,284	616,078

Total diluted average common shares outstanding	72,753,688	73,115,264	72,882,208	73,071,015

Net earnings per share:
Basic	$0.16	$0.22	$0.53	$0.72
Diluted	$0.15	$0.22	$0.52	$0.71

(1) At June 30, 2006, there were 16,000 unvested RRP shares at $32.53 per share that were excluded from the computation of diluted EPS because they were anti-dilutive for the nine months ended June 30, 2006.
(2) Options to purchase 249,000 shares of common stock at prices between $32.48 per share and $36.19 per share were outstanding as of June 30, 2006, but were not included in the computation of diluted EPS because they were anti-dilutive for the three months and the nine months ended June 30, 2006.

5.   Reclassifications
Certain reclassifications have been made to the fiscal 2005 consolidated financial statements in order to conform to the fiscal 2006 presentation.

6.   Subsequent Events
Subsequent to June 30, 2006, the Bank’s board of directors approved a transaction with the Federal Home Loan Mortgage Corporation (“FHMLC”), commonly referred to as Freddie Mac, to exchange up to $432.0 million of fixed-rate mortgage loans for marketable securities. The face value of the mortgage loans will be exchanged for marketable securities which management intends to classify as available-for-sale. The Bank will continue to service the mortgage loans exchanged. The transaction affords management the ability to change the composition of the balance sheet in a more timely and efficient manner than attempting to sell whole loans. The transaction is expected to close during the fourth quarter of fiscal year 2006. See additional discussion under “Item 3.  Quantitative and Qualitative Disclosure About Market Risk.”

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

The Company is significantly affected by prevailing economic conditions including federal monetary and fiscal policies and federal regulation of financial institutions. Deposit balances are influenced by a number of factors including interest rates paid on competing personal investments, the level of personal income, and the personal rate of savings within our market areas. Lending activities are influenced by the demand for housing and other loans as well as interest rate pricing competition from other lending institutions. The primary sources of funds for lending activities include deposits, loan repayments, investment income, borrowings, and funds provided from operations.

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

The yield curve continued to be flat or slightly inverted at various points during the quarter, which generally means that the yield on short-term treasuries equaled or exceeded the yield on long-term treasuries. The forward yield curve indicates that the market expects interest rates on treasury securities with terms to maturity of less than or equal to two years will remain flat through the end of 2006. The current inverted-to-flat yield curve scenario is likely to cause a continuation of the net interest margin compression the Company has experienced in recent periods, since the interest-earning assets of the Company generally take longer to reprice relative to its interest-bearing liabilities. This scenario has resulted in a reduced net interest margin in fiscal year 2006 compared to fiscal year 2005, as our interest-bearing liabilities are repricing to higher rates faster than our interest-earning assets.

Declining mortgage loan demand due to a softening of the housing market and the increase in the Federal Funds rate could also constrain earnings, as the Federal Open Market Committee of the Federal Reserve Board increased the Federal Funds rate by 50 basis points to the current rate of 5.25% during the quarter ended June 30, 2006. The Federal Funds rate is the rate at which depository institutions lend reserve requirement surplus balances at the Federal Reserve to other depository institutions in deficit of their reserve requirement. An increase in this rate does not directly impact the rates offered loan consumers, but the trickle-down effect caused by an increase in borrowing costs for banks is eventually realized in mortgage, consumer, and corporate loan rates. During the last two months of the quarter, the rates on the Bank’s existing home equity loans were not increased, despite the increase in the Federal Funds rate. This action was taken to retain home equity loans that might otherwise have been refinanced. The Bank has not yet experienced an appreciable decline in loan demand based upon economic conditions. See additional discussion of interest rate risk in "Quantitative and Qualitative Disclosure About Market Risk."

Net income for the quarter ended June 30, 2006 was $11.3 million compared to $16.2 million for the same quarter one year ago. The decrease in net income was primarily a result of an increase in interest expense, specifically interest expense on the certificate of deposit portfolio and the interest rate swaps, which are both generally priced based upon short-term interest rates (two year and shorter maturities). The increase in interest expense was partially offset by an increase in interest income on loans and cash and cash equivalents, and a decrease in income tax expense due to a reduction in earnings between the two periods.

The Bank’s loan portfolio increased $100.4 million during fiscal year 2006 to $5.56 billion at June 30, 2006. The growth was a result of originations, mortgage loan purchases, and a slow down in prepayment speeds due to an increase in long-term interest rates. Prepayments on loans generally decline as long-term rates rise because borrowers are less likely to refinance their current mortgage or move into more expensive homes due to costs associated with higher rates on new mortgages. The Bank has experienced an increase in originations quarter-over-quarter, primarily due to competitive pricing and seasonality in housing demand.

As a result of the Bank’s continuing need to satisfy the collateral requirements of its interest-rate swap counterparties, public unit depositors, and to manage interest rate risk exposure according to limits set by the board of directors, the Bank intends to purchase more adjustable-rate mortgage-related and investment securities rather than purchase mortgage loans for the foreseeable future. The majority of the purchased securities will be classified as available-for-sale for collateral purposes and to give management the ability to change more rapidly the composition of the balance sheet if deemed necessary. In the fourth quarter of fiscal year 2006, the Bank intends to enter into a transaction with the FHMLC to exchange up to $432.0 million of fixed-rate mortgage loans for marketable securities. See additional information in “Item 3. Quantitative and Qualitative Disclosure About Market Risk.”

Cash and cash equivalents increased $46.6 million during fiscal year 2006 to $105.2 million at June 30, 2006 primarily due to the timing of cash receipts and their subsequent reinvestment. The cash balance in excess of short-term liquidity needs will continue to be invested in short-duration assets in an effort to manage interest rate risk exposure by diversifying the term to maturity of our assets.

FHLB advances decreased $218.6 million during fiscal year 2006 to $3.21 billion at June 30, 2006. The primary reason for the decrease was the repayment of $200.0 million in FHLB advances which matured in the first half of fiscal year 2006.

The Bank experienced continued high levels of competition for retail deposit dollars due to aggressive pricing by other financial institutions in its local markets. The Bank increased the average rates on the money market and certificate of deposit portfolios to remain competitive in our markets, with an emphasis on the mid-term maturity certificate of deposit market. The Bank’s entire deposit portfolio decreased $64.4 million during fiscal year 2006 to $3.90 billion at June 30, 2006 which was primarily a result of certificate maturities that the Bank did not retain, and a decrease in the money market portfolio. On April 1, 2006, the Federal Deposit Insurance Corporation (“FDIC”) increased the level of insurance on certain retirement accounts from $100 thousand to $250 thousand. This change could potentially increase the level of IRA deposits held at the Bank from depositors who currently deposit at multiple financial institutions due to FDIC coverage limits. Management continues to monitor the Bank’s local deposit market pricing environment for its impact on the Bank’s operations and will adjust the Bank’s pricing on deposit accounts accordingly. Management actively looks for pricing opportunities that will allow the Bank to maintain its current size or grow in a profitable manner.

The Bank plans to open a new in-store branch in the fall of 2006 in Johnson County, Kansas. Once this branch is open, the Bank will have 38 branches in seven counties in the State of Kansas. Management will continue to explore branch expansion opportunities in our market areas.

Available Information

Company and financial information, including Press Releases, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports can be obtained free of charge from our investor relations website, http://ir.capfed.com. SEC filings are available on our website immediately after they are electronically filed with or furnished to the SEC, and are also available on the SEC’s website at www.sec.gov.

Critical Accounting Policies

Our most critical accounting policies are the methodologies used to determine the allowance for loan losses and deferred income tax assets, and our policy regarding derivative instruments. These policies are important to the presentation of our financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments that may require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could cause reported results to differ materially. These critical accounting policies and their application are reviewed at least annually by our audit committee and board of directors. The following is a description of our critical accounting policies and an explanation of the methods and assumptions underlying their application.

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

One- to four-family mortgage loans and consumer loans that are not impaired, as defined in SFAS No. 114 and No. 118, are collectively evaluated for impairment using a formula allowance as permitted by SFAS No. 5, “Accounting for Contingencies”. Loans on residential properties with greater than four units, residential construction loans and commercial properties that are delinquent or where the borrower’s total loan concentration balance is greater than $1.5 million (excluding one- to four-family mortgage loans) are evaluated for impairment on a loan by loan basis. If no impairment exists, these loans are included in the formula allowance. The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of pools of loans. Changes in risk evaluations of both performing and non-performing loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience and on significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. Loan loss factors for portfolio segments are representative of the credit risks associated with loans in those segments. The greater the credit risks associated with a particular segment, the greater the loss factor. Loss factors increase as individual loans become classified, delinquent, the foreclosure process begins, or as economic conditions warrant.

Management reviews the appropriateness of the allowance based upon its evaluation of then-existing economic and business conditions affecting our key lending areas. Other conditions management considers in determining the appropriateness of the allowance include, but are not limited to, changes in our underwriting standards, credit quality trends (including changes in the balance and characteristics of non-performing loans expected to result from existing economic conditions), trends in collateral values, loan volumes and concentrations, and recent loss experience in particular segments of the portfolio as of the balance sheet date. Management also measures the impact that such conditions were believed to have had on the collectability of impaired loans.

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

The amounts actually observed with respect to these losses can vary significantly from the estimated amounts. Our methodology permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collectability of the portfolio, as of the evaluation date, are not reflected in the current loss factors. By assessing the estimated losses inherent in our loan portfolios on a quarterly basis, we can adjust specific and inherent loss estimates based upon more current information.

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
Derivative Instruments.

The Bank has entered into interest rate swap agreements to hedge certain FHLB advances (“swapped FHLB advances”). When the Bank entered into the interest rate swap agreements, they were designated as fair value hedges. All terms of the interest rate swap agreements relating to the pay, fixed-rate components and timing of cash flows match the terms of the swapped FHLB advances. Therefore, the Bank has assumed no ineffectiveness in the hedging relationship and accounts for the interest rate swaps using the shortcut method, under which any gain or loss in the fair value of the interest rate swaps is recorded as an other asset or liability and is offset by a gain or loss on the hedged FHLB advances.

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

Deferred Income Tax Assets. Management assesses the available positive and negative evidence surrounding the recoverability of deferred income tax assets on a quarterly basis. A valuation allowance will be recorded to reduce deferred income tax assets when it is more likely than not that the assets will not be realized. Management believes no valuation allowance was required at June 30, 2006.

Financial Condition

Total assets decreased $292.5 million from $8.41 billion at September 30, 2005 to $8.12 billion at June 30, 2006. The decrease in assets was attributed mainly to a decrease in mortgage-related securities of $356.4 million and partially to a decrease in investment securities of $48.4 million. The decrease in assets was partially offset by an increase in loans receivable of $100.4 million and cash and cash equivalents of $46.6 million.

Total liabilities decreased $287.5 million from $7.54 billion at September 30, 2005 to $7.26 billion at June 30, 2006. The decrease in liabilities was due primarily to the repayment of $200.0 million in FHLB advances and a decrease in deposits of $64.4 million, particularly in the certificate of deposit and money market portfolios.

Stockholders’ equity decreased $5.1 million from $865.1 million at September 30, 2005 to $860.0 million at June 30, 2006. The decrease was primarily a result of $36.7 million in dividend payments and partially a result of a $12.8 million increase in treasury stock primarily due to stock repurchases. The decrease in stockholders’ equity was partially offset by $38.2 million in net income and a $5.8 million increase in additional paid-in capital.

The following table presents selected balance sheet data for the Company at the dates indicated.
	June 30,	March 31,	December 31,	September 30,	June 30,
	2006	2006	2005	2005	2005
	(Dollars in thousands, except per share amounts)
Selected Balance Sheet Data:
Total assets	$8,117,173	$8,252,195	$8,318,836	$8,409,687	$8,419,210
Cash and cash equivalents	105,162	206,175	51,333	58,566	79,412
Loans receivable, net	5,564,502	5,522,825	5,565,077	5,464,130	5,201,325
Mortgage-related securities	1,788,858	1,839,593	1,967,564	2,145,254	2,369,765
Investment securities	382,128	380,518	430,517	430,499	455,497
Capital stock of FHLB	167,556	187,115	184,642	182,259	180,120
Deposits	3,895,869	4,015,128	3,937,237	3,960,297	3,991,180
Advances from FHLB	3,207,865	3,213,342	3,385,502	3,426,465	3,441,265
Other Borrowings	53,453	53,438	53,424	53,410	53,396
Stockholders' equity	860,032	861,813	862,238	865,063	865,332
Accumulated other comprehensive
loss	(4,359)	(3,397)	(3,470)	(3,769)	(2,426)
Equity to total assets at end of period	10.60%	10.44%	10.36%	10.29%	10.28%
Book value per share	$11.85	$11.87	$11.87	$11.91	$11.90
Shares outstanding	72,565,520	72,598,164	72,653,502	72,654,981	72,691,466

The following table presents rate information at the dates indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2006	2006	2005	2005	2005
Average Yield / Cost at End of Period:
(annualized)
Loans receivable	5.59%	5.55%	5.51%	5.49%	5.44%
Mortgage-related securities	4.14	4.01	3.84	3.71	3.78
Investment securities	4.35	4.41	4.54	4.54	4.59
Deposits	3.40	3.07	2.86	2.67	2.51
FHLB advances	4.82	4.70	4.59	4.42	4.24
Borrowings, other	7.84	7.37	6.92	6.37	5.91

Loans Receivable. The loan portfolio increased from $5.46 billion at September 30, 2005 to $5.56 billion at June 30, 2006. The $100.4 million growth in the loan portfolio was a result of $595.5 million in originations, $244.0 million in mortgage loan purchases and a slow down in prepayment speeds during the nine months ended June 30, 2006. The slow down in prepayment speeds was a result of an increase in long-term rates, specifically the 10-year treasury rate, during fiscal year 2006. The increase in the portfolio due to originations and purchases was partially offset by $732.8 million in principal repayments during the nine month period.

Included in the loan portfolio at June 30, 2006 was $429.4 million of interest-only loans, which were primarily purchased from nationwide lenders during fiscal year 2005. These loans do not typically require principal payments during their initial term. Of the interest-only loans purchased during fiscal years 2006 and 2005, 56% of the loans do not require principal payments for five years and the remaining 44% do not require principal payments for up to ten years. Loans of this type generally are considered to be of greater risk to the lender because of the possibility that the borrower may default once principal payments are required. We attempt to mitigate the risk of interest-only loans by using prudent underwriting criteria. The interest-only loans we purchased have an average credit score of 735 and an average loan-to-value ratio of 80% or less at the time of purchase. As of June 30, 2006, we have not experienced performance problems with our interest-only loans.

Purchased loans from nationwide lenders represented 20% of the loan portfolio at June 30, 2006 compared to 22% at September 30, 2005. As of June 30, 2006, the average balance of a purchased loan was approximately $340 thousand compared to the average balance of approximately $110 thousand for an originated loan. Purchasing mortgage loans rather than mortgage-related securities has resulted in more assets earning a higher rate with no anticipated material increase in credit risk exposure. Our purchased mortgage loans, as measured for interest rate risk sensitivity, were less sensitive to changes in rates than the fixed-rate loans we originate as the majority of our purchased loans are adjustable-rate mortgage ("ARM") loans.  Our purchased loans are more sensitive to changes in rates than the mortgage-related and investment securities we would have purchased, which would have likely consisted of ARMs with reprice terms of less than 36 months and other short duration investments.

Loans purchased from nationwide and correspondent lenders during the current nine month period totaled $244.0 million at a weighted average rate of 5.33% compared to $557.6 million at a weighted average rate of 5.00% during the same period one year ago. Of the loans purchased during the current nine month period and the same period one year ago, $179.3 million and $449.5 million, respectively, were adjustable-rate. The majority of purchased ARM loans have reprice terms of 36 months or greater. Generally, when acquired or originated, the initial rates on ARM loans are lower than the rates on fixed-rate loans. The underwriting standards of the lenders from whom the Bank purchases loans are substantially similar to the Bank’s internal underwriting standards. Lenders are required to fully document all data sources for each application. “No Doc” or “Stated Income, Stated Assets” loans are not permitted. We believe these requirements reduce the credit risk associated with the loans we purchase. Before committing to purchase a pool of loans, the Bank’s Chief Lending Officer or Secondary Marketing Manager reviews specific criteria such as loan amount, credit scores, loan-to-value ratios, geographic location, and debt ratios of each loan in the pool. If the specific criteria do not meet the Bank’s underwriting standards and compensating factors are not sufficient, then a loan may be removed from the pool. Once the review of the specific criteria is complete and loans not meeting the Bank’s standards are removed from the pool, changes are sent back to the lender for acceptance and pricing. Before the pool is funded, an approved Bank loan underwriter reviews 25% of the loan files and the supporting documentation in the pool. If a loan does not meet the Bank’s underwriting standards for these loans, it is removed from the pool prior to funding.

Total one- to four-family loan originations during the current nine month period were $471.9 million at an average rate of 5.85% compared to one- to four-family loan originations of $487.4 million at an average rate of 5.21% for the same period one year ago. Of the one- to four- family loans originated during the current nine month period and the same period one year ago, $359.0 million and $339.7 million, respectively, were fixed-rate.

In order to remain competitive in its market areas, the Bank currently originates ARM loans at introductory rates that are in effect until the first repricing date. The Bank qualifies borrowers based on this initial discounted rate for our three, five and seven year ARM loans. ARM loans can pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s monthly payment also rises, increasing the likelihood of default. This specific risk category is known as repricing risk. In the current economic environment, repricing risk is an especially valid concern because the Federal Reserve has indicated that inflationary concerns were a factor behind many recent rate increases. In order to forestall additional rate increases, the economy would need to show signs of weakness. An increasing rate environment is not a favorable scenario for borrowers with ARM loans. We believe that any repricing risk associated with our ARM loans is adequately assessed and addressed in the repricing risk component of our formula based loan valuation model.

Generally, during the nine month period ended June 30, 2006, the Bank’s 30 year fixed-rate loans, with no points paid by the borrower, were priced at approximately 160 basis points above the average 10-year Treasury rate, while the Bank’s 15 year fixed-rate loans were priced approximately 120 basis points above the average 10-year Treasury rate. The Bank’s loan pricing is comparable to the secondary mortgage market pricing.

The following table summarizes the activity in the loan portfolio for the periods indicated, excluding changes in loans in process, deferred fees and allowance for loan losses. Included in the three months ending March 31, 2006 and the nine months ending June 30, 2006 repayment amounts are $47.6 million of loans which were repurchased by a seller. These loans were purchased during fiscal year 2005.

	For the Three Months Ended
	June 30, 2006		March 31, 2006		December 31, 2005		September 30, 2005
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Loans receivable:	(Dollars in thousands)
Beginning balance	$5,554,691	5.45%	$5,600,378	5.41%	$5,494,387	5.39%	$5,236,109	5.38%
Originations and refinances	249,077	6.46	150,741	6.34	195,665	5.98	264,867	5.67
Purchases	40,115	5.99	53,917	5.51	149,992	5.09	299,648	5.11
Repayments	(242,449)		(249,837)		(240,559)		(307,092)
Other	(223)		(508)		893		855
Ending balance	$5,601,211	5.51%	$5,554,691	5.45%	$5,600,378	5.41%	$5,494,387	5.39%

	For the Nine Months Ended
	June 30, 2006		June 30, 2005
	Amount	Rate	Amount	Rate
Loans receivable:	(Dollars in thousands)
Beginning balance	$5,494,387	5.39%	$4,794,442	5.38%
Originations and refinances	595,483	6.27	602,654	5.43
Purchases	244,024	5.33	557,560	5.00
Repayments	(732,845)		(719,083)
Other	162		536
Ending balance	$5,601,211	5.51%	$5,236,109	5.38%

The following table presents the Company’s loan portfolio at the dates indicated.

	June 30, 2006			March 31, 2006			September 30, 2005
	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$5,280,768	5.38%	94.28%	$5,244,704	5.33%	94.42%	$5,189,006	5.30%	94.44%
Multi-family	48,789	6.49	0.87	43,634	6.47	0.79	40,636	6.51	0.74
Commercial	8,570	6.36	0.15	8,423	6.33	0.15	8,927	6.42	0.16
Construction and development	44,458	5.54	0.80	43,459	5.39	0.78	45,312	5.10	0.82
Total real estate loans	5,382,585	5.39	96.10	5,340,220	5.34	96.14	5,283,881	5.31	96.16

Consumer Loans:
Savings loans	7,809	5.77	0.14	7,879	5.47	0.14	8,377	5.08	0.15
Automobile	3,385	6.90	0.06	2,879	6.97	0.05	2,555	7.05	0.05
Home equity	204,381	8.41	3.65	201,517	8.24	3.63	197,626	7.58	3.60
Other(1)	3,051	8.18	0.05	2,196	8.24	0.04	1,948	7.84	0.04
Total consumer loans	218,626	8.29	3.90	214,471	8.12	3.86	210,506	7.48	3.84
Total loans receivable	5,601,211	5.51%	100.00%	5,554,691	5.45%	100.00%	5,494,387	5.39%	100.00%

Less:
Loans in process	20,445			15,720			14,803
Deferred fees and discounts	11,615			11,466			10,856
Allowance for losses	4,649			4,680			4,598
Total loans receivable, net	$5,564,502			$5,522,825			$5,464,130

Other information:
Loans serviced for others	$390,117			$408,531			$448,420

(1) Included in this amount were non-real estate commercial loans totaling $63 thousand, $65 thousand and $70 thousand at June 30, 2006, March 31, 2006 and September 30, 2005, respectively.

Asset Quality

Non-performing loans consist primarily of loans 90 or more days delinquent and loans in the process of foreclosure. Non-performing loans increased $1.7 million during fiscal year 2006 to $6.9 million at June 30, 2006. The increase in non-performing loans increased our ratio of non-performing loans to total loans from 0.09% as of September 30, 2005 to 0.12% at June 30, 2006. The increase in non-performing loans was a result of the $1.2 million increase in one- to four-family loans classified as 90 or more days delinquent, and $456 thousand related to one- to four-family loans in foreclosure. Of the $6.9 million, $5.4 million, or 78%, of non-performing loans are located in our market areas. At June 30, 2006, the value of the collateral underlying each of the non-performing loans exceeded the amount necessary to pay off the remaining loan balance.

Loans 30 to 89 days delinquent, which are not included in non-performing loans, decreased approximately $3.3 million from $25.5 million at September 30, 2005 to $22.2 million at June 30, 2006. Of the $22.2 million at June 30, 2006, $16.4 million, or 74% of 30-89 day delinquent loans represent loans located in our market areas.

The risk that the balance of our non-performing and other delinquent loans may increase is primarily driven by the state of the local economies in which we lend. Since the loans we originate in our market areas are geographically concentrated, we attempt to mitigate the risks of this concentration by purchasing loans from outside our market areas. In most of our market areas, the economy has continued to be generally stable. Other risks to our loan portfolio remained largely unchanged from September 30, 2005, as property values have remained stable or increased.

The following table presents the Company’s 30-89 day delinquent loans, non-performing loans, and real estate owned at the dates indicated. The ratios of non-performing loans to total loans and non-performing assets to total assets do not include loans that are 30-89 days delinquent. Non-performing assets include non-performing loans and real estate owned.
	June 30,	March 31,	December 31,	September 30,
	2006	2006	2005	2005
Asset quality information:	(Dollars in thousands)
Loans 30-89 days delinquent	$22,229	$23,027	$27,690	$25,518
Non-performing loans	6,854	8,682	9,558	5,158
Real estate owned	2,398	1,932	1,678	1,653
Asset quality ratios:
Non-performing assets to total assets	0.11%	0.13%	0.14%	0.08%
Non-performing loans to total loans	0.12%	0.16%	0.17%	0.09%

The allowance for loan losses as a percentage of non-performing loans was 67.83% at June 30, 2006, compared to 89.14% at September 30, 2005. The decrease in the ratio of allowance for loan losses to non-performing loans primarily resulted from an increase in non-performing loans. Charge-offs, net of recoveries, totaled $119 thousand for the current nine month period and represented 0.92% of average non-performing loans and less than 0.01% of the average outstanding balance of loans receivable.

The following table presents the Company’s activity for the allowance for loan losses and related ratios at the dates and for the periods indicated.
	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Allowance for loan losses:	(Dollars in thousands)
Beginning balance	$4,680	$4,454	$4,598	$4,495
Losses charged against the allowance:
One- to four-family loans	56	33	89	65
Multi-family loans	--	--	--	--
Commercial and other loans	--	--	--	--
Consumer loans	15	14	31	42
Total charge-offs	71	47	120	107
Recoveries	--	6	1	25
Provision charged to expense	40	--	170	--
Ending balance	$4,649	$4,413	$4,649	$4,413

Allowance for loan losses to non-
performing loans			67.83%	101.05%
Allowance for loan losses to loans
receivable, net			0.08%	0.08%

Mortgage-Related Securities. The balance of mortgage-related securities decreased $356.4 million from $2.15 billion at September 30, 2005 to $1.79 billion at June 30, 2006. As previously stated, the Bank intends to purchase mortgage-related and investment securities as needed to manage interest rate risk according to limits set by the board of directors and to satisfy the collateral requirements of its interest-rate swap counterparties, public unit depositors, and brokered depositors. See additional discussion regarding the Bank’s interest rate risk position in “Quantitative and Qualitative Disclosure About Market Risk.”

The following table provides a summary of the activity in our portfolio of mortgage-related securities for the periods presented. The yields and weighted average life (“WAL”) for purchases are presented as recorded at the time of purchase. The yields for the beginning and ending balances are as of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The increase in the yield at June 30, 2006 compared to September 30, 2005 was primarily a result of existing adjustable-rate securities in the portfolio repricing upward. The beginning and ending WAL is the estimated remaining maturity of the underlying collateral after projected prepayment speeds have been applied. The increase in the WAL at June 30, 2006 can be attributed primarily to an increase in interest rates.
	For the Three Months Ended
	June 30, 2006			March 31, 2006			December 31, 2005			September 30, 2005
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
Mortgage-related securities:	(Dollars in thousands)
Beginning balance	$1,839,593	4.01%	3.30	$1,967,564	3.84%	3.43	$2,145,254	3.71%	3.38	$2,369,765	3.78%	2.98
Maturities and repayments	(135,663)			(127,409)			(175,734)			(221,101)
Net amortization of premiums/discounts	(1,709)			(1,662)			(2,439)			(3,150)
Purchases:
Fixed	10,092	6.50	1.65	983	5.65	7.88	--	--	--	1,903	5.28	6.20
Adjustable	77,792	5.98	2.14	--	--	--	--	--	--	--	--	--
Change in valuation on AFS securities	(1,247)			117			483			(2,163)
Ending balance	$1,788,858	4.14%	3.85	$1,839,593	4.01%	3.30	$1,967,564	3.84%	3.43	$2,145,254	3.71%	3.38

	For the Nine Months Ended
	June 30, 2006			June 30, 2005
	Amount	Yield	WAL	Amount	Yield	WAL
Mortgage-related securities:	(Dollars in thousands)
Beginning balance	$2,145,254	3.71%	3.38	$2,648,708	3.57%	3.35
Maturities and repayments	(438,806)			(576,828)
Net amortization of premiums/discounts	(5,810)			(9,003)
Purchases:
Fixed	11,075	6.42	2.18	117,040	4.52	4.72
Adjustable	77,792	5.98	2.14	190,563	4.50	9.82
Change in valuation on AFS securities	(647)			(715)
Ending balance	$1,788,858	4.14%	3.85	$2,369,765	3.78%	2.98

Investment securities. Investment securities, which consist of agency bonds (primarily issued by Fannie Mae and Freddie Mac), decreased from $430.5 million at September 30, 2005 to $382.1 million at June 30, 2006. The following table provides a summary of the activity of investment securities for the periods presented. The yields for the beginning and ending balances are as of the periods presented. The decrease in the yield at June 30, 2006 compared to September 30, 2005 was a result of securities maturing with yields greater than the portfolio, partially offset by $142.4 million of security purchases with yields greater than the overall portfolio yield but less than the yield of the maturing securities. The maturing securities were purchased in May 2001 and had a weighted average yield of approximately 5.50% at maturity. The beginning and ending WAL represent the estimated remaining maturity of the underlying collateral after projected call dates have been considered, based upon market rates at each date presented. The increase in the WAL at June 30, 2006 compared to September 30, 2005 was due to maturities that occurred during the current quarter and the purchase of new securities.

	For the Three Months Ended
	June 30, 2006			March 31, 2006			December 31, 2005			September 30, 2005
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
Investment securities:	(Dollars in thousands)
Beginning balance	$380,518	4.41%	2.84	$430,517	4.54%	2.73	$430,499	4.54%	2.48	$455,497	4.59%	1.63
Maturities and calls	(140,510)			(50,000)			--			(25,000)
Net amortization of premiums/discounts	10			1			18			2
Purchases - Fixed	142,413	5.32	1.27	--			--			--
Change in valuation on AFS securities	(303)			--			--			--
Ending balance	$382,128	4.35%	3.09	$380,518	4.41%	2.84	$430,517	4.54%	2.73	$430,499	4.54%	2.48

	For the Nine Months Ended
	June 30, 2006			June 30, 2005
	Amount	Yield	WAL	Amount	Yield	WAL
Investment securities:	(Dollars in thousands)
Beginning balance	$430,499	4.54%	2.48	$638,079	4.89%	1.73
Maturities and calls	(190,510)			(182,000)
Net amortization of premiums/discounts	29			(582)
Purchases - Fixed	142,413	5.32	1.27	--
Change in valuation on AFS securities	(303)			--
Ending balance	$382,128	4.35%	3.09	$455,497	4.59%	1.63

Liabilities.   Liabilities decreased $287.5 million from $7.54 billion at September 30, 2005 to $7.26 billion at June 30, 2006. The decrease was primarily a result of the repayment of $200.0 million in FHLB advances and a decrease of $64.4 million in deposits, primarily the certificate of deposit and money market portfolios.

During fiscal year 2006, the Bank paid down $200.0 million of maturing FHLB advances rather than entering into new advances as the interest rate on the Bank’s short-term investment opportunities for those funds were less than or equal to what the rate would have been on the new advances as a result of the current inverted-to-flat yield curve. Management will continue to monitor the Bank’s investment opportunities and balance those opportunities with the cost of FHLB advances or other funding sources.

The $64.4 million decrease in the deposit portfolio was primarily a result of a $39.6 million decrease in the certificate of deposit portfolio and a $39.1 million decrease in the money market portfolio, offset by a $22.4 million increase in checking accounts. As previously discussed, the Bank has experienced aggressive deposit pricing by other financial institutions in its local markets.

At June 30, 2006, $199.6 million of our $2.53 billion in certificates were brokered and public unit deposits, compared to $207.8 million and $285.7 million in brokered and public unit deposits at September 30, 2005 and March 31, 2006, respectively. The $86.1 million decrease between March 31, 2006 and June 30, 2006 is primarily attributed to the maturity of brokered and public unit deposits that were not retained because the Bank did not price at the top market rate for public units and is not currently in the brokered deposit market. Management will continue to monitor the wholesale deposit market for attractive opportunities that will allow the Bank to grow in a sound and profitable manner.

	At			At			At			At
	June 30, 2006			March 31, 2006			December 31, 2005			September 30, 2005
		Average	% of		Average	% of		Average	% of		Average	% of
	Amount	Cost	Total	Amount	Cost	Total	Amount	Cost	Total	Amount	Cost	Total
	(Dollars in thousands)
Checking	$420,933	0.21%	10.80%	$433,913	0.21%	10.81%	$423,148	0.21%	10.75%	$398,490	0.21%	10.06%
Passbook & passcard	113,018	0.65	2.90	118,582	0.65	2.95	115,075	0.65	2.92	121,133	0.65	3.06
Money market	834,419	3.15	21.42	854,350	2.53	21.28	869,398	2.32	22.08	873,570	2.06	22.06
Certificates	2,527,499	4.14	64.88	2,608,283	3.83	64.96	2,529,616	3.59	64.25	2,567,104	3.35	64.82
Total deposits	$3,895,869	3.40%	100.00%	$4,015,128	3.07%	100.00%	$3,937,237	2.86%	100.00%	$3,960,297	2.67%	100.00%

Stockholders’ Equity. Total stockholders’ equity decreased $5.1 million from $865.1 million at September 30, 2005 to $860.0 million at June 30, 2006. As previously discussed, the decrease was primarily a result of $36.7 million in dividend payments and partially a result of a $12.8 million increase in treasury stock due primarily to treasury stock purchases. These decreases in stockholders’ equity were partially offset by $38.2 million in net income and a $5.8 million increase in additional paid-in capital primarily due to mark-to-market adjustments as shares were allocated to the ESOP and stock-based compensation items.

It is management’s intent to repurchase more of the Company’s stock during fiscal year 2006 than in fiscal year 2005 subject, however, to a number of factors including market conditions, the Company’s financial condition and results of operations, the local economy and regulatory requirements. The Company repurchased 433,975 shares at an average price of $32.66 during the nine months ended June 30, 2006, compared to 61,500 shares repurchased at an average price of $34.10 during the same period one year ago. Excluded from the share repurchase numbers are shares that were received in exchange for the exercise of options, which totaled 21,883 and 76,337 for the nine months ended June 30, 2006 and 2005, respectively. During the quarter, the board of directors approved a new stock repurchase program. Under the new plan, the Company intends to repurchase up to 500,000 shares from time to time, depending on market conditions, at prevailing market prices in open-market and other transactions. The shares would be held as treasury stock for general corporate use. The new plan has no expiration date and will commence at the end of the current program, which had approximately 52,500 shares remaining as of June 30, 2006. See additional discussion in “Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.”

Dividends from the Company are the only source of funds for MHC. It is expected that MHC will waive future dividends except to the extent they are needed to fund its continuing operations. The following table shows the number of shares eligible to receive dividends (“public shares”) because of the waiver of dividends by MHC at June 30, 2006. The unvested shares in the ESOP receive cash equal to the dividends paid on the public shares. The cash received is used first to repay the annual debt obligation on the loan taken out by the ESOP from the Company at the time of the mutual-to-stock conversion of the Bank to purchase shares for the ESOP. Cash received in excess of the debt obligation is distributed to participants in the plan. Because these shares are held in trust for a future employee benefit, they are excluded from the calculation of public shares.

Total voting shares outstanding at September 30, 2005	74,286,889
Treasury stock acquisitions	(455,858)
RRP grants, net	22,500
Options exercised, net	206,267
Total voting shares outstanding at June 30, 2006	74,059,798
Unvested shares in ESOP	(1,613,108)
Shares held by MHC	(52,192,817)
Total shares eligible to receive dividends at June 30, 2006 (public shares)	20,253,873

The following table presents quarterly dividends paid in calendar years 2006, 2005 and 2004. The amount represents dividends paid during the quarter, based on earnings from the previous quarter. The actual amount of the dividend to be paid during the quarter ending September 30, 2006, as declared on July 25, 2006, will be based upon the number of shares outstanding on the record date of August 4, 2006. All shares outstanding presented in the table below, except for the quarter ending September 30, 2006, are as of the date of record per the dividend declaration. The number of dividend shares for the quarter ending September 30, 2006 is based upon shares outstanding on July 28, 2006. This does not represent the actual dividend payout, but rather management’s estimate of the number of shares eligible to receive the dividend and the total dividend payout as of July 28, 2006.

	Calendar Year
	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Quarter ended March 31
Number of dividend shares	20,457,283	20,634,728	19,220,972
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,229	$10,317	$9,610
Quarter ended June 30
Number of dividend shares	20,257,420	20,393,519	19,633,381
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,129	$10,197	$9,817
Quarter ended September 30
Number of dividend shares	20,250,134	20,363,619	19,777,200
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,125	$10,182	$9,889
Quarter ended December 31
Number of dividend shares		20,483,464	20,051,788
Dividend per share		$0.50	$0.50
Total dividends paid		$10,242	$10,026
Special year end dividend
Number of dividend shares		20,483,464
Dividend per share		$0.30	$--
Total dividends paid		$6,145	$--

Calendar year-to-date dividends per share	$1.50	$2.30	$2.00

Analysis of Net Interest Income

Net interest income represents the difference between interest income earned on interest-earning assets, such as mortgage loans, investment securities, and mortgage-backed securities, and interest paid on interest-bearing liabilities, such as deposits and FHLB advances. Net interest income depends on the volume of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

Average Balance Sheet. The following table presents the average balances of our assets, liabilities and stockholders’ equity and the related annualized yields and costs on our interest-earning assets and interest-bearing liabilities for the periods indicated. Average yields are derived by dividing annualized income by the average balance of the related assets and average costs are derived by dividing recorded expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.

	For the Three Months Ended
	June 30, 2006		March 31, 2006		December 31, 2005		September 30, 2005		June 30, 2005
	Average		Average		Average		Average		Average
	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,541,566	5.50%	$5,538,579	5.46%	$5,544,057	5.42%	$5,315,738	5.40%	$5,092,962	5.45%
Mortgage-related securities	1,801,196	4.04	1,914,287	3.96	2,067,450	3.74	2,276,926	3.59	2,470,965	3.67
Investment securities	372,980	4.47	397,463	4.45	430,505	4.55	434,297	4.56	496,781	4.66
Cash and cash equivalents	122,098	4.85	57,048	4.30	8,658	3.62	56,697	3.29	34,069	2.79
Capital stock of FHLB	165,584	6.02	184,670	5.43	182,262	5.19	180,143	4.71	177,934	4.98
Total interest-earning assets (1)	8,003,424	5.12	8,092,047	5.05	8,232,932	4.95	8,263,801	4.83	8,272,711	4.85
Other noninterest-earning assets	176,790		152,641		142,423		155,077		182,027
Total assets	$8,180,214		$8,244,688		$8,375,355		$8,418,878		$8,454,738

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits	$3,916,142	3.24	$3,953,841	2.97	$3,898,896	2.77	$3,968,963	2.60	$3,993,758	2.44
FHLB advances (2)	3,211,783	4.79	3,268,757	4.68	3,441,450	4.53	3,436,204	4.37	3,441,390	4.22
Borrowings, other	53,443	7.92	53,193	7.47	53,415	6.99	53,401	6.45	53,386	5.99
Total interest-bearing liabilities	7,181,368	3.97	7,275,791	3.77	7,393,761	3.62	7,458,568	3.44	7,488,534	3.28
Other noninterest-bearing liabilities	138,571		105,852		116,026		95,046		104,833
Stockholders' equity	860,275		863,045		865,568		865,264		861,371
Total liabilities and
stockholders' equity	$8,180,214		$8,244,688		$8,375,355		$8,418,878		$8,454,738

(Continued)

Net interest rate spread		1.15%		1.28%		1.33%		1.39%		1.57%
Net interest-earning assets	$822,056		$816,256		$839,171		$805,233		$784,177
Net interest margin		1.54%		1.67%		1.64%		1.68%		1.87%
Ratio of interest-earning assets
to interest-bearing liabilities		1.11		1.11		1.11		1.11		1.10

Selected performance ratios:
Return on average assets (annualized)		0.55%		0.66%		0.64%		0.61%		0.76%
Return on average equity (annualized)		5.26%		6.30%		6.15%		5.94%		7.50%
Average equity to average assets		10.52%		10.47%		10.33%		10.28%		10.19%

(1) Calculated net of deferred loan fees, loan discounts, and loans in process. Non-accruing loans are included in the loans receivable average balance with a yield of zero percent.

(2) Includes an increase in net interest expense of $2.6 million, $1.7 million and $814 thousand as a result of interest rate swaps for the three months ended June 30, 2006, March 31, 2006 and December 31, 2005, respectively. Includes a decrease in net interest expense of $338 thousand and $1.3 million as a result of interest rate swaps for the three months ended September 30, 2005 and June 30, 2005, respectively.

(Concluded)

The following table presents selected income statement information for the quarters indicated.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2006	2006	2005	2005	2005
Selected income statement data:	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Loans receivable	$76,123	$75,505	$75,160	$71,785	$69,436
Mortgage-related securities	18,175	18,950	19,344	20,462	22,656
Investment securities	4,170	4,425	4,894	4,947	5,784
Other interest and
dividend income	3,959	3,078	2,462	2,610	2,447
Total interest and dividend income	102,427	101,958	101,860	99,804	100,323

Interest expense:
Deposits	31,588	28,974	27,245	26,016	24,267
FHLB advances	39,005	38,176	39,804	38,197	36,496
Other borrowings	1,070	993	955	880	808
Total interest expense	71,663	68,143	68,004	65,093	61,571

Provision (recovery) for loan losses	40	(138)	268	215	--

Net interest and dividend income
(after provision (recovery) for
loan losses)	30,724	33,953	33,588	34,496	38,752

Other income	6,069	6,022	5,850	5,939	6,076
Other expenses	18,174	17,943	17,600	19,281	18,770
Income tax expense	7,313	8,445	8,525	8,310	9,898
Net income	$11,306	$13,587	$13,313	$12,844	$16,160

Basic earnings per share	$0.16	$0.19	$0.18	$0.18	$0.22
Diluted earnings per share	$0.15	$0.19	$0.18	$0.18	$0.22
Dividends declared per share	$0.50	$0.50	$0.80	$0.50	$0.50

Comparison of Operating Results for the Three Months Ended June 30, 2006 and 2005

For the three months ended June 30, 2006, the Company recognized net income of $11.3 million, compared to net income of $16.2 million for the same quarter one year ago. The $4.9 million decrease in net income was primarily a result of a $10.1 million increase in interest expense. This increase in interest expense was mainly attributable to higher rates on the certificate of deposit portfolio and interest rate swaps which are both generally priced based upon short-term interest rates (two year and shorter maturities). The increase in interest expense was partially offset by a $2.6 million decrease in income tax expense due to a reduction in earnings between the two periods and a $2.1 million increase in interest and dividend income.

Total interest and dividend income for the quarter was $102.4 million compared to $100.3 million for the prior year quarter. The $2.1 million increase was primarily a result of an increase in interest income on loans receivable due to growth in the loan portfolio, which was partially offset by a decrease in interest income on mortgage-related and investment securities.

Interest income on loans receivable for the quarter was $76.1 million compared to $69.4 million for the prior year quarter. The $6.7 million increase in interest income was primarily a result of a $448.6 million increase in the average balance of the loan portfolio between the two periods due to the origination and purchase of mortgage loans and a slowdown in prepayment speeds. In addition, there was a 5 basis point increase in the weighted average yield of the loan portfolio to 5.50% for the current quarter. The increase in the weighted average yield can be attributed to loans originated at rates higher than the portfolio rate, an increase in the weighted average rate of the consumer loan portfolio, and ARM loans repricing to higher rates.

Interest income on mortgage-related securities for the quarter was $18.2 million compared to $22.7 million for the prior year quarter. The $4.5 million decrease in interest income was a result of a $669.8 million decrease in the average balance of the mortgage-related securities portfolio between the two periods. The decrease in the average balance was a result of management’s emphasis on purchasing mortgage loans with excess funds and repayments of mortgage-related securities rather than purchasing mortgage-related securities as, generally, the rates on purchased mortgage loans were more favorable than the rates on mortgage-related securities at the time of investment. The decrease in the average balance was partially offset by a 37 basis point increase in the portfolio weighted average yield to 4.04% for the current quarter. The increase in the weighted average yield was primarily a result of adjustable-rate securities in the portfolio repricing to higher rates.

Interest income on investment securities for the quarter was $4.2 million compared to $5.8 million for the prior year quarter. The $1.6 million decrease in interest income was primarily a result of a $123.8 million decrease in the average balance of the portfolio and, to a lesser extent, a 19 basis point decrease in the weighted average portfolio yield to 4.47% for the current quarter. The decrease in the average balance was a result of called or maturing securities that were not replaced in their entirety during fiscal years 2005 and 2006. The decrease in the weighted average yield of the portfolio was attributed to called and maturing securities during fiscal years 2005 and 2006 with weighted average yields greater than that of the remaining portfolio.

Interest expense on deposits for the current quarter was $31.6 million compared to $24.3 million for the prior year quarter. The $7.3 million increase in interest expense was primarily a result of an increase in the average rate on the money market and certificate of deposit portfolios. The weighted average rate of the money market portfolio for the current quarter was 2.81% compared to 1.87% for the prior year quarter. The weighted average rate of the certificate of deposit portfolio for the current quarter was 3.98% compared to 3.08% for the prior year quarter. The Bank increased retail deposit rates in response to the general trend of all rates increasing to remain competitive in its markets, which resulted in an increase in the weighted average rate of the certificate of deposit and money market portfolios.

Interest expense on FHLB advances for the current quarter was $39.0 million compared to $36.5 million for the prior year quarter. The $2.5 million increase in interest expense was a result of an increase in the paying rate on the interest rate swaps, partially offset by a decrease in the average balance of advances as a result of the repayment of $200.0 million in advances during fiscal year 2006. The weighted average paying rate on the variable-rate interest rate swaps was 7.46% for the current quarter compared to 5.50% for the prior year quarter. The 196 basis point increase was due to the increase in the one month LIBOR rate between the two periods. Currently, the Bank is in a net paying position on the interest rate swaps. If the one month LIBOR rate remains higher than 3.68% (weighted average break even LIBOR rate), then the Bank will continue to be in a paying position on the interest rate swaps. The interest rate swap agreements are summarized by maturity date under “Item 3 - Quantitative and Qualitative Disclosure About Market Risk.”

Total other income for the current quarter remained relatively unchanged at $6.1 million compared to the prior year quarter, also at $6.1 million. Total other expenses for the current quarter were also relatively flat compared to the prior year quarter, at $18.2 million and $18.8 million, respectively. The decrease in other expenses was primarily due to a decrease in regulatory and outside services expense and partially to a decrease in marketing expense. The decrease in regulatory and outside services expense was primarily a result of a reduction in consulting and audit fees associated with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) compliance due to higher expenses associated with the first year of compliance during the prior year quarter.

Income tax expense for the current quarter was $7.3 million compared to $9.9 million in the prior year quarter. The decrease in income tax expense was a direct result of a decrease in earnings compared to the prior year quarter.

The effective tax rate for the current quarter was 39.3%, compared to 38.0% for the prior year quarter. The increase in the effective tax rate was primarily a result of a change in the Company’s estimate of the impact of tax benefits associated with the ESOP.

The Company’s efficiency ratio for the current quarter was 49.41% compared to 41.99% for the prior year quarter. The increase in the efficiency ratio was largely due to the decrease in net interest income. The efficiency ratio measures a financial institution’s total other expenses as a percent of its net interest margin and other income. A lower value indicates that a financial institution is generating revenue with a lower level of expense. Another measure of a financial institution’s ability to operate efficiently is the ratio of other expenses to total average assets, the “operating expense ratio”. The Company’s operating expense ratio for the current quarter was 0.89%, which is unchanged from the prior year quarter.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended June 30, 2006 to the quarter ended June 30, 2005. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended June 30,
	2006 vs. 2005
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$6,109	$578	$6,687
Mortgage-related securities	(7,121)	2,640	(4,481)
Investment securities	(1,392)	(222)	(1,614)
Capital stock of FHLB	(137)	410	273
Cash equivalents	963	276	1,239
Total interest-earning assets	$(1,578)	$3,682	$2,104

Interest-bearing liabilities:
Passbook and passcard	$(18)	$--	$(18)
Checking and money market	(236)	1,820	1,584
Certificates	59	5,696	5,755
FHLB advances and other borrowings	(2,259)	5,030	2,771
Total interest-bearing liabilities	$(2,454)	$12,546	$10,092

Net change in net interest and dividend income	$876	$(8,864)	$(7,988)

Comparison of Operating Results for the Three Months Ended June 30, 2006 and March 31, 2006

For the quarter ended June 30, 2006, the Company recognized net income of $11.3 million, compared to net income of $13.6 million for the quarter ended March 31, 2006. The $2.3 million decrease in net income was primarily a result of an increase of $3.5 million in interest expense, partially offset by a decrease in income tax expense of $1.1 million and an increase in total interest and dividend income of $469 thousand.

Total interest and dividend income increased $469 thousand from $102.0 million for the quarter ended March 31, 2006 to $102.4 million for the current quarter. The increase was a result of an increase in interest income on loans receivable and cash and cash equivalents.

Interest income on loans receivable for the current quarter was $76.1 million compared to $75.5 million for the quarter ended March 31, 2006. The $618 thousand increase in interest income was a result of a 4 basis point increase in the average yield of loans receivable to 5.50%, and a slight increase in the average balance of the portfolio. The increase in the average yield can be attributed primarily to fixed-rate mortgage loans being originated at rates higher than the loan portfolio rate and to ARM loans repricing.

Interest income on mortgage-related securities for the current quarter was $18.2 million compared to $19.0 million for the quarter ended March 31, 2006. The $775 thousand decrease in interest income was a result of a $113.1 million decrease in the average balance which was partially offset by an increase in the average rate. The average balance decreased as a result of maturities and repayments, partially offset by purchases during the quarter. The weighted average rate increased 8 basis points to 4.04% for the current quarter, primarily due to adjustable-rate securities in the portfolio repricing to a higher rate.

Interest income on investment securities for the current quarter was $4.2 million compared to $4.4 million for the quarter ended March 31, 2006. The $255 thousand decrease in interest income was a result of a decrease of $24.5 million in the average balance for the quarter. The average balance decreased due to the timing of maturities and purchases made during the current quarter.

Interest income on cash and cash equivalents for the current quarter was $1.5 million compared to $605 thousand for the quarter ended March 31, 2006. The $871 thousand increase in interest income was primarily a result of a higher average balance for the quarter, earning a higher average yield. The average balance for the current quarter was $122.1 million, earning an average yield of 4.85%, compared to an average balance of $57.0 million during the quarter ending March 31, 2006, earning an average yield of 4.30%. During the quarter ended March 31, 2006, the Bank paid off a $100.0 million maturing FHLB advance and also paid down the FHLB line-of-credit, which resulted in a lower average balance than the current quarter. The average yield in the current quarter was higher than the quarter ended March 31, 2006 due to an increase in short-term interest rates.

Interest expense increased to $71.7 million for the current quarter from $68.1 million for the quarter ended March 31, 2006. Interest expense on deposits for the current quarter was $31.6 million compared to $29.0 million for the quarter ended March 31, 2006. The $2.6 million increase in interest expense on deposits was primarily a result of an increase in the average rate on the money market and certificate of deposit portfolios. As previously discussed, the Bank has raised certain retail interest rates to remain competitive in our markets.

Interest expense on FHLB advances for the current quarter was $39.0 million compared to $38.2 million for the quarter ended March 31, 2006. The $829 thousand increase in interest expense on advances was primarily a result of an increase in the paying rate on the interest rate swaps. The weighted average paying rate on the variable-rate interest rate swaps was 7.46% for the current quarter compared to 7.01% for the quarter ended March 31, 2006.

Total other income for the current quarter remained relatively unchanged at $6.1 million compared to $6.0 million for the quarter ended March 31, 2006.

Total other expenses for the current quarter also remained relatively unchanged at $18.2 million compared to $17.9 million for the quarter ended March 31, 2006. The slight increase can be attributed to an increase in consulting and audit fees associated with SOX 404 compliance.

Income tax expense for the current quarter was $7.3 million compared to $8.4 million for the quarter ended March 31, 2006. The decrease in income tax expense was primarily due to a decrease in earnings for the current quarter. The effective tax rate for the current quarter was 39.3% compared to 38.3% for the quarter ended March 31, 2006. The increase in the effective tax rate was primarily a result of increasing the year-to-date effective tax rate to 38.9%

at June 30, 2006 compared to a year-to-date effective tax rate of 38.7% at March 31, 2006. The increase in the year-to-date effective tax rate was applied to all of fiscal year 2006 pre-tax income in the current quarter resulting in a higher current quarter effective tax rate. The slight increase in the year-to-date effective tax rate at June 30, 2006 compared to the year-to-date effective tax rate at March 31, 2006 was due to adjustments in the Company’s estimate of non-deductible items.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended June 30, 2006 to the quarter ended March 31, 2006. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended
	June 30, 2006 vs. March 31, 2006
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$40	$578	$618
Mortgage-related securities	(1,151)	376	(775)
Investment securities	(273)	18	(255)
Capital stock of FHLB	(249)	260	11
Cash equivalents	783	87	870
Total interest-earning assets	$(850)	$1,319	$469

Interest-bearing liabilities:
Passbook and passcard	$(1)	$(5)	$(6)
Checking and money market	(31)	894	863
Certificates	(330)	2,087	1,757
FHLB advances and other borrowings	(804)	1,710	906
Total interest-bearing liabilities	$(1,166)	$4,686	$3,520

Net change in net interest and dividend income	$316	$(3,367)	$(3,051)

Comparison of Operating Results for the Nine Months Ended June 30, 2006 and 2005

For the nine month period ended June 30, 2006, the Company recognized net income of $38.2 million, compared to net income of $52.2 million for the nine month period ended June 30, 2005. The $14.0 million decrease in net income was a result of a $22.8 million decrease in net interest and dividend income offset by a $7.7 million decrease in income tax expense.

Net interest and dividend income for the current nine month period was $98.4 million compared to $121.2 million for the nine month period ended June 30, 2005. The $22.8 million decrease between the two periods was a result of a $28.7 million increase in interest expense, which was partially offset by a $5.9 million increase in interest and dividend income.

Interest income on loans receivable for the current nine month period was $226.8 million compared to $202.2 million for the nine month period ended June 30, 2005. The $24.6 million increase in interest income was primarily due to a $585.5 million increase in the average balance of the portfolio as a result of loan originations and purchases and a slowdown in prepayment speeds due to an increase in long-term interest rates. The weighted average yield of the loan portfolio for the current nine month period increased 2 basis points to 5.46%, compared to 5.44% for the same period one year ago due to the increase in the rate of the consumer loan portfolio, most notably the home equity loan portfolio, ARM loans repricing to higher rates, and also to fixed-rate mortgage loans being originated at rates higher than the loan portfolio rate.

Interest income on mortgage-related securities for the current nine month period was $56.5 million compared to $71.3 million for the nine month period ended June 30, 2005. The $14.8 million decrease in interest income was a result of a $671.4 million decrease in the average balance of the portfolio, which was partially offset by an increase in the weighted average yield of 24 basis points to 3.90%. The average balance decreased as a result of maturities and repayments, offset by a small amount of purchases. The weighted average rate increased for the current nine month period primarily due to adjustable-rate securities in the portfolio repricing to a higher rate.

Interest income on investment securities for the nine month period was $13.5 million compared to $20.1 million for the prior year period. The $6.6 million decrease in interest income was primarily a result of a $160.8 million decrease in the average balance of the portfolio and, to a lesser extent, a 28 basis point decrease in the weighted average yield to 4.49% for the current nine month period. The decrease in the average balance was a result of called and maturing securities that were not replaced in their entirety. The decrease in the weighted average yield of the portfolio was attributed to called and maturing securities with weighted average yields greater than that of the remaining portfolio.

Interest expense on deposits for the current nine month period was $87.8 million compared to $71.0 million for the nine month period ended June 30, 2005. The $16.8 million increase was primarily a result of an increase in the average rate on the certificate of deposit and money market portfolios which was slightly offset by a decrease in the average balance of each portfolio. The weighted average rate of the certificate of deposit portfolio for the current nine month period was 3.71% compared to 2.93% for the same period one year ago. The weighted average rate of the money market portfolio for the current nine month period was 2.46% compared to 1.74% for the same period one year ago. The Bank increased deposit rates in response to the general trend of increasing interest rates to remain competitive in its markets, thus resulting in an increase in the certificate of deposit and money market portfolios’ weighted average rates.

Interest expense on FHLB advances for the current nine month period was $117.0 million compared to $105.9 million for the nine month period ended June 30, 2005. The $11.1 million increase in interest expense was primarily a result of an increase in the paying rate on the interest rate swaps, partially offset by a decrease in the average FHLB advance balance. The weighted average paying rate on the variable-rate interest rate swaps was 7.01% for the current nine month period compared to 5.02% for the nine month period ended June 30, 2005. The average balance of FHLB advances decreased as a result of the repayment of $200.0 million of maturing FHLB advances during fiscal year 2006.

Total other income increased $532 thousand to $17.9 million during the current nine months compared to $17.4 million for the same period one year ago. Retail fees and charges increased $871 thousand as a result of increased debit card usage, an increase in overdraft protection fees and a decrease in the amount of overdrawn account charge-offs. Other income, net decreased $344 thousand primarily as a result of a decrease in profits on sales of real estate owned due to a decrease in the average gain per property sold and fewer properties sold.

Total other expenses decreased $666 thousand to $53.7 million during the current nine months compared to $54.4 million for the same period one year ago. The slight decrease can be primarily attributed to a decrease in advertising expense due to the timing of marketing and advertising campaigns, offset by a slight increase in deposit and loan transaction expenses. Advertising expense is expected to be higher in the fourth quarter of fiscal year 2006 compared to the fourth quarter of fiscal year 2005 due to scheduled advertising campaigns, which will bring the total annual expense approximately equal to fiscal year 2005.

Income tax expense for the current nine month period was $24.3 million compared to $32.0 million for the nine month period ended June 30, 2005. The decrease was primarily a result of a decrease in earnings in the current nine month period compared to the prior nine month period. The effective tax rate for the current nine month period was 38.9%, compared to 38.0% for the same period in the prior year. The increase in the effective tax rate was primarily a result of a change in the Company’s estimate of the impact of tax benefits associated with the ESOP.

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

	For the Nine Months Ended
	June 30, 2006		June 30, 2005
	Average		Average
	Outstanding	Yield/	Outstanding	Yield/
	Balance	Rate	Balance	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,541,421	5.46%	$4,955,953	5.44%
Mortgage-related securities	1,928,206	3.90	2,599,558	3.66
Investment securities	400,437	4.49	561,201	4.77
Cash and cash equivalents	62,424	4.63	45,266	2.21
Capital stock of FHLB	177,496	5.53	176,014	4.55
Total interest-earning assets (1)	8,109,984	5.04	8,337,992	4.80
Other noninterest-earning assets	152,741		180,356
Total assets	$8,262,725		$8,518,348

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits	$3,922,759	2.99	$4,079,841	2.33
FHLB advances (2)	3,307,962	4.66	3,444,482	4.08
Borrowings, other	53,351	7.46	53,373	5.47
Total interest-bearing liabilities	7,284,072	3.78	7,577,696	3.15
Other noninterest-bearing liabilities	115,503		89,985
Stockholders' equity	863,150		850,667
Total liabilities and stockholders' equity	$8,262,725		$8,518,348

Net interest rate spread		1.26%		1.65%
Net interest-earning assets	$825,912		$760,296
Net interest margin		1.62%		1.94%
Ratio of interest-earning assets
to interest-bearing liabilities		1.11		1.10

Selected Performance Ratios:
Return on average assets (annualized)		0.62%		0.82%
Return on average equity (annualized)		5.90%		8.18%
Average equity to average assets		10.45%		9.99%

(1) Calculated net of deferred loan fees, loan discounts, and loans in process. Non-accruing loans are included in the loans receivable average balance with a yield of zero percent.

(2) Includes an increase in net interest expense of $5.1 million as a result of interest rate swaps for the nine months ended June 30, 2006, and includes a decrease in net interest expense of $6.9 million as a result of interest rate swaps for the nine months ended June 30, 2005.

The table below presents the dollar amount of changes in interest income and interest expense for major categories of interest-earning assets and interest-bearing liabilities, comparing the nine-months ended June 30, 2006 to the nine-months ended June 30, 2005. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Nine Months Ended
	June 30, 2006 vs. June 30, 2005
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$23,666	$935	$24,601
Mortgage-related securities	(19,852)	5,041	(14,811)
Investment securities	(5,474)	(1,129)	(6,603)
Capital stock of FHLB	51	1,293	1,344
Cash equivalents	364	1,047	1,411
Total interest-earning assets	$(1,245)	$7,187	$5,942

Interest-bearing liabilities:
Passbook and passcard	$(45)	$(9)	$(54)
Checking and money market	(604)	4,272	3,668
Certificates	(1,721)	14,931	13,210
FHLB advances and other borrowings	(4,250)	16,128	11,878
Total interest-bearing liabilities	$(6,620)	$35,322	$28,702

Net change in net interest and dividend income	$5,375	$(28,135)	$(22,760)

Liquidity and Capital Resources

Liquidity management is both a daily and long-term function of our business management. The Bank’s most available liquid assets, represented by cash and cash equivalents, available-for-sale mortgage-related and investment securities and short-term investment securities, are a product of its operating, investing, and financing activities. The Bank’s primary sources of funds are deposits, FHLB advances, repayments on and maturities of outstanding loans and mortgage-related securities, maturing or called investment securities, other short-term investments, and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and payments, maturities, or exercised calls on investment securities are relatively predictable sources of funds, deposit flows and prepayments on loans and mortgage-related securities are greatly influenced by general interest rates, economic conditions, and competition, and are less predictable sources of funds. To the extent possible, the Bank manages the cash flows of its portfolios by the rates it offers customers. Available funds are used primarily to meet our ongoing operations, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments.

At June 30, 2006, cash and cash equivalents totaled $105.2 million. The cash balance in excess of short-term liquidity needs will be invested in short-duration assets in an effort to manage interest rate risk exposure by shortening the average term to maturity of our assets.

The Bank has used FHLB advances to provide funds for lending and investment activities. FHLB lending guidelines set borrowing limits as part of their underwriting standards. At June 30, 2006, the Bank’s ratio of the face amount of advances to total assets, as reported to the Office of Thrift Supervision (“OTS”), was 39.9%. Our advances are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to FHLB Topeka. Advances in excess of 40 percent of total assets, but not exceeding 55 percent of total assets, may be approved by the president of FHLB Topeka based upon a review of documentation supporting the use of the advances. In July 2006, the president of FHLB Topeka approved a renewal of our request to increase the Bank’s borrowing limit to 45 percent of total assets for one year. Currently, the blanket pledge is sufficient collateral for the FHLB advances. It is possible that increases in our borrowings or decreases in our loan portfolio could require the Bank to pledge securities as collateral on the FHLB advances. The Bank’s policy allows borrowing from FHLB of up to 55 percent of total assets. In the past, the Bank has utilized other sources for liquidity, such as secondary market reverse repurchase agreements, but in recent years it has relied primarily on the FHLB advances.

In March 2004, the Company issued $53.6 million in Junior Subordinated Deferrable Interest Debentures (“Debentures”) in connection with a trust preferred securities offering. The Company received, net, $52.0 million from the issuance of the Debentures and an investment of $1.6 million in Capitol Federal Financial Trust I (the “Trust”). The Company did not down-stream the proceeds to be used by the Bank for Tier 1 capital because the Bank exceeded all regulatory requirements to be a well-capitalized institution. Instead, the Company deposited the proceeds into certificate accounts at the Bank to be used to further the Company’s general corporate and capital management strategies which could include the payment of dividends. At June 30, 2006, Capitol Federal Financial, at the holding company level, had $113.5 million in cash and certificates of deposit.

On December 28, 2005, the Bank entered into a series of agreements with third party entities in connection with the planned replacement of the Bank’s core information technology processing system. The agreements provide for the Bank’s purchase of hardware, purchase and licensing of software and receipt of maintenance, support and other services. The principal software maintenance agreement has an initial term of five and one-half years, renewable thereafter for successive terms of 33 months. Also in connection with the replacement of its core information technology processing system, the Bank entered into a license and service agreement with a third party for the use of the third party’s proprietary mortgage loan origination system software. Under this agreement, maintenance services are to be provided for an initial term of five years, renewable thereafter for additional one-year terms. At June 30, 2006, the Company estimated that the total cash outflows associated with the replacement of the Bank’s core information technology processing system would be approximately $7.2 million, most of which will be capitalized and depreciated over a period not greater than five years. Management is anticipating incurring approximately 75% of fiscal year 2005 consulting fees related to SOX 404 during fiscal year 2006 as a result of documenting and testing controls of the new core information technology processing system, prior to conversion to the new system, to comply with SOX 404. It is anticipated that following the conversion, operating expenses associated with our information technology process will be largely unchanged.

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

The Company’s contractual obligations related to operating leases and debentures have not changed significantly from September 30, 2005. The following table summarizes our other contractual obligations as of June 30, 2006.

	Maturity Range

		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
	(Dollars in thousands)
FHLB advances	$3,250,000	$400,000	$1,775,000	$1,075,000	$--

Certificates of deposit	2,527,499	1,474,007	958,050	86,349	9,093

Commitments to originate and
purchase mortgage loans	138,813	138,813	--	--	--

Commitments to fund unused
home equity lines of credit	273,190	273,190	--	--	--

Unadvanced portion of
construction loans	20,445	20,445	--	--	--

The maturity schedule for our certificate of deposit portfolio at June 30, 2006 is located under “Item 3. Quantitative and Qualitative Disclosure About Market Risk”.  We anticipate that we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

The following table presents the maturity of FHLB advances at par as of June 30, 2006. The balance of advances excludes the $42.1 million unrealized loss adjustment on the swapped FHLB advances.

		Actual rates	Effective
		without	rates with
Maturity by		interest rate	interest rate
Fiscal year	Amount	swaps	swaps
	(Dollars in thousands)
2007	$ 750,000	3.52%	3.52%
2008	1,125,000	4.23	4.60
2009	600,000	4.24	4.24
2010	775,000	5.90	6.85
Total	$ 3,250,000	4.47%	4.82%

During December 2003, the Bank entered into interest rate swap agreements with a notional amount of $800.0 million. The Bank entered into the interest rate swap agreements to modify its interest rate risk profile. The counterparties with whom we have entered into the interest rate swap agreements are rated as AA- or higher per our internal policies. Counterparties to the interest rate swaps require collateral for their exposure to the Bank’s net payable mark-to-market position under the terms of the interest rate swap agreements. The exposure is estimated daily by the counterparties calculating a market value for each swap on a net settlement basis. When the valuation indicates that the Bank has a net payable to the counterparty, the Bank may be required to post collateral sufficient to satisfy the counterparty’s exposure. When required, the collateral pledged to the counterparty would be restricted and not available-for-sale. Each counterparty has different collateralization requirements. The Bank posted available-for-sale mortgage-related securities with an estimated market value of $47.1 million as collateral as of June 30, 2006. If the future obligation indicates that the Bank has a net receivable mark-to-market position from the counterparties, the Bank could have a certain level of exposure to the extent the counterparties are not able to satisfy their obligations to the Bank.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company’s consolidated financial statements for the current interim period or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards. Total equity for the Bank was $779.7 million at June 30, 2006, or 9.6% of total bank assets on that date. As of June 30, 2006, the Bank exceeded all capital requirements of the OTS. The following table presents the Bank’s regulatory capital ratios at June 30, 2006 based upon regulatory guidelines.

		Regulatory
		Requirement
	Bank	For “Well
	Ratios	Capitalized” Status
Core capital	9.6%	5.0%
Tier I risk-based capital	21.9	6.0
Total risk-based capital	21.8	10.0

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company. Under OTS safe harbor regulations, the Bank may distribute to the Company capital not exceeding net income for the current calendar year and the prior two calendar years. Due to the impact refinancing the FHLB advances had on earnings in 2004, the Bank cannot distribute capital to the Company unless it receives waivers of the safe harbor regulation from the OTS during the current waiver period. The Bank had previously reported that a waiver would be required for capital distributions through at least December 31, 2006. As a result of net interest margin compression, earnings may not be at the levels originally forecasted which would likely result in a waiver being required through December 31, 2007. Currently, the Bank has authorization from the OTS to distribute capital from the Bank to the Company through the quarter ending June 30, 2007. So long as the Bank continues to maintain excess capital, operate in a safe and sound manner, and comply with the interest rate risk management guidelines of the OTS, it is management’s belief that the Bank will continue to receive waivers allowing it to distribute the net income of the Bank to the Company, although no assurance can be given in this regard.

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

Percentage Change in Net Interest Income (next four quarters)

Change	At
(in Basis Points)	June 30,	March 31,	December 31,	September 30,	June 30,
in Interest Rates(1)	2006	2006	2005	2005	2005
-300 bp	n/m(2)	n/m(2)	n/m(2)	n/m(2)	n/m(2)
-200 bp	9.98	3.51	4.12	1.53	-2.31
-100 bp	7.81	4.88	5.87	4.48	1.83
0 bp	--	--	--	--	--
+100 bp	-9.54	-6.66	-9.11	-8.97	-7.74
+200 bp	-20.25	-14.76	-19.80	-19.47	-17.37
+300 bp	-31.55	-23.43	-31.26	-30.76	-27.94

(1) Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.
(2) Not meaningful, some market rates would compute to a rate less than zero percent.

The primary drivers for the decrease in the estimated net interest income in the increasing rate environments are anticipated increases in costs of deposits and interest rate swaps in excess of the increases in yield in the loan and investment and mortgage-related securities portfolios. The increase in the cost of deposits is primarily a result of the relatively short average maturity of the Bank’s certificate of deposit portfolio and anticipated increases in the cost of money market accounts. The increase in the costs of the interest rate swaps is due to the immediate repricing nature of the interest rate swaps, which would result in the interest rate swaps experiencing the full impact of the rate change immediately. Changes in the rates on the mortgage loan and mortgage-related securities portfolios happen at a slower pace, compared to the interest-bearing liabilities, because only the amount of cash flow received on the repayment of these portfolios is reinvested at the higher rates. As interest rates increase, the rate of prepayment on loans generally decrease, which results in less cash available to be reinvested at higher rates.

In the increasing rate environments at June 30, 2006, modeled net interest income was lower than at March 31, 2006 and the difference to base case net interest income increased. Net interest income was lower at June 30, 2006 compared to March 31, 2006 as a result of the continued increase in the cost of our certificate of deposit portfolio and our interest rate swaps. As previously discussed, our interest-bearing liabilities are repricing to higher rates faster than our interest-earning assets due to the nature of the portfolios.

The increase in the estimated net interest income if interest rates were to decrease is primarily the result of the immediate decrease in the cost of our interest rate swaps and the rapid decrease in the cost of deposits compared to a slower decrease in the yield on our interest-earning assets.

The forward yield curve indicates that the market expects interest rates on treasury securities to remain flat through the end of calendar year 2006. Based upon the relatively short term to repricing of our liabilities compared to our assets, the Bank’s net interest margin will be lower in fiscal year 2006 compared to fiscal year 2005. The extent of the reduction in the net interest margin will depend upon such factors as the increased cost of deposits based upon our deposit pricing in response to expected higher short-term market rates, the volume of deposit flows on a net basis into or out of the Bank, the amount of loan prepayments and the reinvestment of those prepayments into new assets and the rates received on those assets relative to the change in the cost of liabilities.

The following table sets forth the estimated percentage change in MVPE at each period end presented based on the indicated instantaneous, parallel and permanent change in interest rates. The percentage change in each interest rate environment represents the difference between MVPE in the base case and MVPE in each alternative interest rate environment. The estimations of MVPE used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change, that any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented and that different prepayment rates are used in each alternative interest rate environment. The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment. The table presents the effects of the change in interest rates on our assets and liabilities as they mature, repay or reprice, as shown by the change in the MVPE in changing interest rate environments.

Percentage Change in MVPE
Change	At
(in Basis Points)	June 30,	March 31,	December 31,	September 30,	June 30,
in Interest Rates(1)	2006	2006	2005	2005	2005
-300 bp	n/m(2)	n/m(2)	n/m(2)	n/m(2)	n/m(2)
-200 bp	14.92	5.43	1.84	-3.08	-10.71
-100 bp	12.83	7.81	6.30	2.89	-2.70
0 bp	--	--	--	--	--
+100 bp	-16.70	-12.48	-13.09	-11.68	-8.60
+200 bp	-35.37	-26.77	-28.60	-26.22	-20.91
+300 bp	-56.03	-42.78	-45.47	-41.87	-34.89

(1) Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.
(2) Either not meaningful, as some market rates would compute to a rate less than zero percent, or this rate environment is not currently monitored by management.

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

The Bank’s estimate of its changes in MVPE from the base case in rising rate environments continued its trend towards more sensitivity (most of the improvement in March 2006 was due to updates in assumptions). This was primarily driven by the increase in the 30 year fixed-rate loan portfolio, the trend for customers to shorten the maturities of their certificates of deposit, and the average shorter maturity of our FHLB advances as they move toward maturity. As rates increase, the estimated fair values of the liabilities with short average lives do not respond to rates in the same manner as the longer maturity loans, which are primarily 30 year fixed-rate loans, which have longer average lives. The prepayment assumptions on the fixed-rate loans in particular, and all loans in general, anticipate prepayment rates in the increasing rate environments that would only be realized through normal changes in customers lives, such as divorce, death, job-related relocations, and other life changing events. The lower prepayment assumptions extend the expected average lives on these assets thereby increasing their sensitivity to changes in interest rates. The net effect of these characteristics of short-lived liabilities and long-lived assets is to increase the sensitivity of the Bank to changes in interest rates.

Management realizes that this level of sensitivity, while expected to be in compliance with limits established by the board of directors, exposes the Bank to significant challenges in its operations. Because of this, management is intentionally shortening the maturity of its assets by purchasing securities with short average lives. In conjunction with the board-approved swap of loans for securities with the FHLMC, the securities received as a result of the swap may be sold, and the corresponding proceeds reinvested into securities with short average lives, generally under two years.

The loans that will be swapped with the FHLMC are fixed-rate and have a current average yield of approximately 5.80%. As required under FAS No. 140 and Emerging Issues Task Force No. 88-11, the Bank will allocate the basis of the established mortgage servicing rights, excess servicing rights, and the fair value of the securities to establish the basis of each in the new securities. The general valuation allowance and net deferred fees/costs associated with the swapped loans will be used to adjust the original basis of the securities received. The effective yield of the new securities, after accounting for the above mentioned adjustments to the securities carrying value, is estimated to be approximately 5.80%. In addition, the Bank will earn 25 basis points on the servicing of the loans swapped. If the transaction would have been completed on June 30, 2006, there would have been an unrealized loss of approximately $7.7 million recorded in accumulated other comprehensive income/loss on the securities received because their estimated fair value was below book value.  These estimates are based upon loans originally selected for review.  The actual amounts and yields will be based upon balances closer to the settlement date, currently expected to be in September 2006, and market prices at that time.

Management will continue to closely monitor the sensitivity of the balance sheet to changes in interest rates and may pursue strategies that will assist in the management of this sensitivity. This may include long-term strategies that will impact the composition of the balance sheet and could potentially have a negative impact to earnings.

Gap Table: The following gap table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of June 30, 2006, based on the information and assumptions set forth in the notes below.
	Within Three Months	Three Months To One Year	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total

Interest-earning assets(1):	(Dollars in Thousands)
Loans receivable(2):
Mortgage loans:
Fixed	$137,783	$378,287	$824,196	$617,390	$1,501,763	$3,459,419
Adjustable	158,879	463,850	734,374	522,869	24,880	1,904,852
Other loans	159,291	6,166	9,376	6,202	37,436	218,471
Securities:
Non-mortgage(3)	--	40,000	292,431	--	50,000	382,431
Mortgage-related securities(4)	107,769	480,540	683,748	264,671	258,850	1,795,578
Other interest-earning assets	69,700	--	--	--	--	69,700
Total interest-earning assets	633,422	1,368,843	2,544,125	1,411,132	1,872,929	7,830,451

Interest-bearing liabilities:
Deposits:
Passbook and passcard(5)	2,345	7,036	18,988	15,936	68,713	113,018
Checking (5)	9,172	27,516	69,218	57,690	257,337	420,933
Money market (5)	36,923	110,769	199,426	153,255	334,046	834,419
Certificates	380,232	1,093,776	958,050	86,349	9,092	2,527,499
Borrowings(6)	800,000	400,000	1,550,000	500,000	53,453	3,303,453
Total interest-bearing liabilities	1,228,672	1,639,097	2,795,682	813,230	722,641	7,199,322

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(595,250)	$(270,254)	$(251,557)	$597,902	$1,150,288	$631,129

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$(595,250)	$(865,504)	$(1,117,061)	$(519,159)	$631,129

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total assets at June 30, 2006	(7.33)%	(10.66)%	(13.76)%	(6.40)%	7.78%

Cumulative one-year gap at September 30, 2005		(4.01)

Cumulative one-year gap at September 30, 2004		(5.54)

(1) Adjustable-rate loans are included in the period in which the rate is next scheduled to adjust, rather than in the period in which the loans are due or in the period in which repayments are expected to occur prior to their next rate adjustment. Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.
(2) Balances have been reduced for non-performing loans, which totaled $6.9 million at June 30, 2006.
(3) Based on contractual maturities, and excludes the unrealized loss adjustment of $303 thousand on available-for-sale investment securities.
(4) Reflects estimated prepayments of mortgage-related securities in our portfolio, and excludes the unrealized loss adjustment of $6.7 million on available-for-sale mortgage-related securities.
(5) Although our checking, passbook and passcard savings and money market accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities. The decay rates used on these accounts are based on assumptions developed based upon our actual experience with these accounts. If all of our checking, passbook and passcard savings and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $2.04 billion, for a cumulative one-year gap of (25.13)% of total assets.
(6) Borrowings exclude the $42.1 million unrealized loss adjustment on the swapped FHLB advances.

The increase in the negative cumulative gap in the table on the previous page is a result of the approaching FHLB advance maturity dates, and customers shifting from long-term to short-term certificates of deposit. The Bank’s asset lives are extending as a result of the continued growth in the 30 year fixed-rate mortgage loan portfolio while the liability lives (FHLB advances and certificate of deposit portfolio) are shortening.

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

The FHLB advances designated in hedging relationships have maturities ranging from May 2008 to August 2010. At June 30, 2006, the Bank was in a paying position on the interest rate swaps. If the one month LIBOR rate remains higher than 3.68% (weighted average break even LIBOR rate), then the Bank will continue to be in a paying position on the interest rate swaps. The following summarizes the interest rate swap agreements by maturity date at June 30, 2006:

	June 30, 2006
			Paying
Fiscal		Notional	1 Month			Receiving
Year	Fair	Principal	LIBOR		Interest	Interest
Maturity	Value(1)	Amount	Rate (2)	Margin	Rate	Rate	Spread
	(Dollars in thousands)
2008	$ (8,903)	$ 225,000	5.11%	2.41%	7.52%	5.68%	(1.84)%
2010	(33,232)	575,000	5.11	2.51	7.62	6.35	(1.27)
	$ (42,135)	$ 800,000	5.11%	2.48%	7.59%	6.16%	(1.43)%

(1)  The one month LIBOR rate as of June 30, 2006 was 5.33%. This rate was used to calculate the fair value of the interest rate swaps at June 30, 2006.
(2)  The one month LIBOR rate as of May 30, 2006 was 5.11%. This rate plus the margin noted above was the paying interest rate during June 2006.

Changes in portfolio composition.  The following tables provide information regarding the fixed- and adjustable-rate composition of our loan, investment and mortgage-related security portfolios as well as the change in the composition of these portfolios from September 30, 2005 to June 30, 2006. Also presented is the certificate of deposit portfolio, which shows the change in composition between periods in terms of maturity range.

The following table presents loan origination, refinance, purchase, and modification activity for the periods indicated. Loan originations, purchases and refinances are reported together. The fixed-rate one- to four-family loans less than or equal to 15 years have an original maturity at origination of less than or equal to 15 years, while fixed-rate one- to four-family loans greater than 15 years have an original maturity at origination of greater than 15 years. The adjustable-rate one- to four-family loans less than or equal to 36 months have a term to first reset of less than or equal to 36 months at origination and adjustable-rate one- to four-family loans greater than 36 months have a term to first reset of greater than 36 months at origination.

	For the Three Months Ended			For the Three Months Ended
	June 30, 2006			June 30, 2005
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-rate:	(Dollars in thousands)
One- to four-family
<= 15 years	$27,593	5.93%	9.54%	$30,413	5.18%	7.50%
> 15 years	146,918	6.28	50.80	114,922	5.64	28.35
Other real estate	5,950	6.76	2.06	2,830	6.13	0.70
Non real estate	14,865	7.72	5.14	8,909	7.03	2.20
Total fixed-rate	195,326	6.35	67.54	157,074	5.64	38.75

Adjustable-rate:
One- to four-family
<= 36 months	9,895	5.50	3.42	50,458	5.09	12.45
> 36 months	57,879	5.68	20.02	164,394	5.16	40.56
Non real estate	26,092	8.60	9.02	33,406	6.78	8.24
Total adjustable-rate	93,866	6.47	32.46	248,258	5.36	61.25

Total loan originations and purchases	$289,192	6.39%	100.00%	$405,332	5.47%	100.00%

Purchased loans included above:
Fixed-rate purchased loans	$18,851	6.34%		$15,313	5.64%
Adjustable-rate purchased loans	$21,264	5.68%		$157,521	5.26%

	For the Nine Months Ended			For the Nine Months Ended
	June 30, 2006			June 30, 2005
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family
<= 15 years	$84,200	5.61%	10.03%	$170,224	5.04%	14.67%
> 15 years	339,549	6.07	40.45	277,552	5.61	23.92
Other real estate	12,648	6.45	1.51	8,188	6.39	0.71
Non real estate	34,716	7.59	4.13	19,511	6.94	1.68
Total fixed-rate	471,113	6.11	56.12	475,475	5.47	40.98

Adjustable-Rate:
One- to four-family
<= 36 months	58,423	4.88	6.96	142,686	4.66	12.30
> 36 months	233,760	5.32	27.84	454,538	4.94	39.18
Non real estate	76,211	8.21	9.08	87,515	6.26	7.54
Total adjustable-rate	368,394	5.85	43.88	684,739	5.05	59.02

Total loan originations and purchases	$839,507	6.00%	100.00%	$1,160,214	5.22%	100.00%

Purchased loans included above:
Fixed-rate purchased loans	$64,726	5.93%		$108,057	5.19%
Adjustable-rate purchased loans	$179,298	5.11%		$449,503	4.95%

The following table presents the distribution of our loan portfolio at the dates indicated. Our loan portfolio remains primarily weighted in fixed-rate loans.

	June 30, 2006			March 31, 2006			September 30, 2005
	Amount	Rate	% of Total	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate loans:
One- to four- family real estate:
<= 15 years (1)	$1,224,729	5.29%	21.87%	$1,250,761	5.28%	22.52%	$1,300,342	5.28%	23.67%
> 15 years (1)	2,165,183	5.90	38.66	2,072,941	5.88	37.32	1,973,285	5.89	35.91
Other real estate	84,029	6.28	1.50	78,916	6.18	1.42	75,405	6.12	1.38
Non real estate	60,814	7.41	1.08	51,401	7.29	0.92	39,687	7.05	0.72
Total fixed-rate loans	3,534,755	5.72	63.11	3,454,019	5.69	62.18	3,388,719	5.67	61.68

Adjustable-rate loans:
One- to four- family real estate:
<= 36 months (2)	908,099	4.72	16.21	834,587	4.70	15.02	825,473	4.63	15.02
> 36 months (2)	982,757	4.96	17.55	1,086,415	4.84	19.56	1,089,906	4.77	19.84
Other real estate	17,788	5.09	0.31	16,600	4.94	0.30	19,470	4.67	0.35
Non real estate	157,812	8.63	2.82	163,070	8.38	2.94	170,819	7.58	3.11
Total adjustable-rate loans	2,066,456	5.14	36.89	2,100,672	5.06	37.82	2,105,668	4.94	38.32
Total loans	5,601,211	5.51%	100.00%	5,554,691	5.45%	100.00%	5,494,387	5.39%	100.00%

Less:
Loans in process	20,445			15,720			14,803
Deferred fees and discounts	11,615			11,466			10,856
Allowance for loan losses	4,649			4,680			4,598
Total loans receivable, net	$5,564,502			$5,522,825			$5,464,130

(1)	Loans are reported based on their remaining term to maturity as of the date indicated.
(2)	Loans are reported based on their term to next rate reset as of the date indicated.

The following table presents the distribution of our investment and mortgage-related securities portfolios, at cost, at the dates indicated. Overall, fixed-rate securities comprised 49.3% of these portfolios at June 30, 2006 compared to 46.7% at September 30, 2005. The WAL is the estimated remaining maturity of the underlying collateral after projected prepayment speeds have been applied.

	June 30, 2006			March 31, 2006			December 31, 2005			September 30, 2005
	Balance	Rate	Yield	Balance	Rate	Yield	Balance	Rate	Yield	Balance	Rate	Yield
	(Dollars in thousands)
Fixed-rate investments:
Agency bonds	$382,431	4.25%	4.35%	$380,518	4.42%	4.41%	$430,517	4.53%	4.54%	$430,499	4.53%	4.54%
Mortgage-related securities, at cost	690,716	4.54	4.57	711,309	4.54	4.57	738,900	4.54	4.57	775,464	4.55	4.57
Total fixed-rate investments	1,073,147	4.44	4.49	1,091,827	4.50	4.51	1,169,417	4.54	4.56	1,205,963	4.54	4.56
WAL (in years)	3.95			3.86			3.84			3.75

Adjustable-rate investments:
Mortgage-related securities, at cost	1,104,862	4.55	3.86	1,133,757	4.37	3.66	1,234,253	4.29	3.40	1,375,862	4.18	3.22
Total adjustable-rate investments	1,104,862	4.55	3.86	1,133,757	4.37	3.66	1,234,253	4.29	3.40	1,375,862	4.18	3.22
WAL (in years)	3.49			2.61			2.79			2.78
Total investment portfolio, at cost	$2,178,009	4.49%	4.17%	$2,225,584	4.43%	4.08%	$2,403,670	4.41%	3.96%	$2,581,825	4.35%	3.85%

The certificate of deposit portfolio decreased from September 30, 2005 to June 30, 2006 by $39.6 million and the average cost of the portfolio increased 79 basis points between the two reporting dates. Certificates maturing in one year or less at June 30, 2006 were $1.47 billion with an average cost of 4.12%. The following table presents the maturity of certificates of deposit at the dates indicated.

	June 30, 2006		March 31, 2006		December 31, 2005		September 30, 2005
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Certificates maturing within
0 to 3 months	$380,232	3.96%	$585,102	3.57%	$489,620	3.41%	$495,367	3.04%
3 to 6 months	378,694	4.07	299,494	3.66	433,208	3.21	398,471	3.15
6 months to one year	715,081	4.23	589,824	3.89	547,920	3.69	604,548	3.19
One year to two years	782,935	4.15	834,002	4.00	696,012	3.82	681,637	3.74
After two years	270,557	4.18	299,861	3.91	362,856	3.70	387,081	3.53
Total certificates	$2,527,499	4.14%	$2,608,283	3.83%	$2,529,616	3.59%	$2,567,104	3.35%

Average maturity (in years)	1.04		1.03		1.06		1.07

Item 4. Controls and Procedures

The Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended, (the “Act”)) were evaluated as of June 30, 2006 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and several other members of our senior management. The Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the quarter ended June 30, 2006, no change occurred in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table summarizes our share repurchase activity during the three months ended June 30, 2006 and additional information regarding our share repurchase program. Our current repurchase plan of 1,536,102 shares was announced on November 7, 2002. The plan has no expiration date and had approximately 52,500 shares remaining as of June 30, 2006. On May 26, 2006, the board of directors approved a new stock repurchase program. Under the new plan, the Company intends to repurchase up to 500,000 shares from time to time, depending on market conditions, at prevailing market prices in open-market and other transactions. The shares would be held as treasury stock for general corporate use. The plan has no expiration date and will commence at the end of the current program.

	Total		Total Number of	Additional Number	Maximum Number
	Number of	Average	Shares Purchased as	of Shares Allowed	of Shares that May
	Shares	Price Paid	Part of Publicly	for Repurchase	Yet Be Purchased
Period	Purchased(1)	per Share(2)	Announced Plans(1)	Under New Plan	Under the Plan
April 1, 2006 through
April 30, 2006	85,107	32.19	85,107		116,268
May 1, 2006 through
May 31, 2006	48,270	32.44	48,270	500,000	567,998
June 1, 2006 through
June 30, 2006	15,644	33.44	15,644		552,354
Total	149,021	32.39	149,021		552,354

(1) Included in the share counts are 16,250 shares that were received in exchange for the exercise of options.
(2) Reflects the average price paid per share to purchase the shares acquired in the open market.

<Index>
Item 3.  Defaults Upon Senior Securities
Not applicable
<Index>

Item 4.  Submission of Matters to a Vote of Security Holders
None.

<Index>
Item 5.  Other Information
Not applicable

<Index>
Item 6.  Exhibits
See Index to Exhibits

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL

Date:   August 4, 2006                                      By:   /s/ John B. Dicus
                                                                                      John B. Dicus, President and
                                                                                      Chief Executive Officer

Date:   August 4, 2006                                     By:   /s/ Kent G. Townsend
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
2005 as Exhibit 10.8 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2005
10.9	Description of Director Fee Arrangements filed on February 6, 2006 as Exhibit 10.9 to the December 31, 2005 Form 10-Q
10.10	Short-term Performance Plan filed on December 14, 2005 as Exhibit 10.10 to the Annual
Report on Form 10-K for the fiscal year ended September 30, 2005
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