Form 10-K
period 2006-09-30
CAPITOL FEDERAL FINANCIAL
filed 2006-12-14
CIK 1074433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from _____________________to_____________________

Commission file number 000-25391

CAPITOL FEDERAL FINANCIAL
(Exact name of registrant as specified in its charter)
United States	48-1212142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Kansas Avenue, Topeka, Kansas	66603
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (785) 235-1341
Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, par value $.01 per share The Nasdaq Stock Market LLC
(Title of class) (Exchange on which registered)
Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of
“accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the NASDAQ Stock Market as of March 31, 2006, was $707.5 million.
The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the
Registrant that such person is an affiliate of the registrant.

As of December 1, 2006, there were issued and outstanding 74,113,855 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the year ended September 30, 2006.
Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended September 30, 2006.

FORWARD-LOOKING STATEMENTS

Capitol Federal Financial (the “Company”), and its wholly-owned subsidiary, Capitol Federal Savings Bank (“Capitol Federal Savings” or the “Bank”), may from time to time make written or oral “forward-looking statements”, including statements contained in the Company’s filings with the Securities and Exchange Commission (“SEC”). These forward-looking statements may be included in this Annual Report on Form 10-K and the exhibits attached to it, in the Company’s reports to stockholders and in other communications by the Company, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

•	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
•	the effects of, and changes in, foreign and military policies of the United States Government;
•	inflation, interest rate, market and monetary fluctuations;
•	our ability to access cost-effective funding;
•
the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	the willingness of users to substitute competitors’ products and services for our products and services;
•	our success in gaining regulatory approval of our products and services, when required;
•	the impact of changes in financial services laws and regulations, including laws concerning taxes, banking, securities and insurance;
•	technological changes;
•	acquisitions and dispositions;
•	changes in consumer spending and saving habits; and
•	our success at managing the risks involved in our business.

This list of important factors is not all inclusive. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

As used in this Form 10-K, unless we specify otherwise, “the Company,” “we,” “us,” and “our” refer to Capitol Federal Financial, a United States corporation. “Capitol Federal Savings,” and ”the Bank,” refer to Capitol Federal Savings Bank, a federal savings bank and the wholly-owned subsidiary of Capitol Federal Financial. “MHC” refers to Capitol Federal Savings Bank MHC, a mutual holding company and majority-owner of Capitol Federal Financial.

PART I
Item 1. Business

General

The Company is a federally chartered mid-tier mutual holding company incorporated in March 1999. The Bank is a wholly-owned subsidiary of the Company, which is majority owned by Capitol Federal Savings Bank MHC (“MHC”), a federally chartered mutual holding company. The Company’s common stock is traded on the Global Select tier of the NASDAQ Stock Market under the symbol “CFFN.”

The Bank is the only operating subsidiary of the Company. The Bank is a federally-chartered and insured savings bank headquartered in Topeka, Kansas and is examined and regulated by the Office of Thrift Supervision (“OTS”), its primary regulator. It is also regulated by the Federal Deposit Insurance Corporation (“FDIC”). We primarily serve the entire metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and a portion of the metropolitan area of greater Kansas City through 29 traditional and nine in-store banking offices.  At September 30, 2006, we had total assets of $8.20 billion, deposits of $3.90 billion and total equity of $863.2 million.

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family (“single-family") residences. We also originate consumer loans, loans secured by first mortgages on nonowner-occupied one- to four-family residences, permanent and construction loans secured by one- to four-family residences, commercial real estate loans and multi-family real estate loans. While our primary business is the origination of one- to four-family mortgage loans funded through retail deposits, we also purchase one- to four-family mortgage loans from nationwide lenders and correspondent lenders located within our Kansas City and Wichita market areas and market areas within our geographic region, and invest in certain investment and mortgage-related securities funded through retail deposits and advances from Federal Home Loan Bank Topeka (“FHLB”). We may originate loans outside our market area on occasion, and most of the whole loans we purchase are secured by properties located outside of our market area.

Our revenues are derived principally from interest on loans and mortgage-related securities and interest and dividends on investment securities. Our primary sources of funds are customer deposits, borrowings, scheduled amortization and prepayments of mortgage loan principal and mortgage-backed securities and calls and maturities of investment securities and funds provided by operations.

We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include passbook and passcard savings accounts, money market accounts, interest bearing and non-interest bearing checking accounts and certificates of deposit with terms ranging from 91 days to 96 months.

Our executive offices are located at 700 South Kansas Avenue, Topeka, Kansas 66603, and our telephone number at that address is (785) 235-1341.

Available Information

Our Internet website address is www.capfed.com. Financial information, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports can be obtained free of charge from our website. The above reports are available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These reports are also available on the SEC’s website at http://www.sec.gov.

Market Area and Competition

Our corporate office is located in Topeka, Kansas. We have a network of 38 branches located in 8 counties throughout the State of Kansas. We operate in three primary market areas: Johnson County, Kansas, the city of Wichita, Kansas and the cities of Topeka and Lawrence, Kansas. In addition to providing full service banking offices, we also provide our customers telephone and Internet banking capabilities. Management considers our strong retail banking network, together with our reputation for financial strength and customer service, as our major strengths in attracting and retaining customers in our market areas.

Johnson County, Kansas is located in the south central area of the Kansas City metropolitan area. According to the U.S. Census Bureau Population Estimates Program, Johnson County’s population increased approximately 12% from 2000 to 2005. Johnson County’s economy is well diversified. The 2005 inflation-adjusted local median household income in Johnson County was estimated to be $67 thousand compared to the estimated national average of $46 thousand and the estimated Kansas average of $43 thousand as reported by the U.S. Census Bureau. The Johnson County market represents the greatest concentration of the Bank’s retail operations, both lending and deposit gathering. Approximately half of the Bank’s branches are located in the Johnson County market. The Bank ranked first in deposit market share in Johnson County, with 12.1% market share based on the FDIC “Summary of Deposits - Market Share Report” dated June 30, 2006. The Bank’s market share percentage in Johnson County has been decreasing over the past 5 years, but we have continued to rank first in total deposit market share each of those years. The decrease in market share percentage has been a result of aggressive pricing in the market by other financial institutions and the entrance of new competitors such as credit unions, de novo institutions and increased banking locations. The Bank is consistently one of the top three lenders in Johnson County with regards to loan volume. We believe Johnson County’s highly diversified economy reduces our potential to a downturn in one or a handful of economic sectors.

Wichita is the largest city in Kansas. Approximately 70% of the U.S. general aviation aircraft is produced in Wichita. The Bank’s second greatest concentration in retail operations is in Wichita. The Bank has six branches located in Wichita, which is located in Sedgwick County. The Bank ranked seventh in deposit market share in Wichita, with 6.2% market share based on the FDIC “Summary of Deposits - Market Share Report” dated June 30, 2006. The Bank’s market share percentage and overall market ranking in Wichita has decreased over the past 5 years as a result of aggressive pricing by competitors and an increased number of financial institutions and banking locations. The decline in commercial airline and general aviation airplane sales following the 2001 terrorist attacks on the United States has had an impact on the Wichita-area economy, but we have not felt the impact of that downturn in the credit quality of our loan portfolio in Wichita. We believe this is a result of the majority of families having dual incomes and the gradual appreciation in the value of homes in Wichita. The Bank is consistently one of the top five lenders in Sedgwick County with regards to loan volume.

Topeka is the Kansas state capital and therefore houses numerous state agencies. The University of Kansas is located in Lawrence. Topeka and Lawrence represent the third greatest concentration of the Bank’s retail operations. The Bank has six branches, including the home office, located in Topeka and four branches located in Lawrence. The Bank ranked first in deposit market share in Topeka and Lawrence combined, with 33.0% market share based on the FDIC “Summary of Deposits - Market Share Report” dated June 30, 2006. The Bank’s market share percentage has been decreasing over the past 5 years, but we have continued to rank first in total deposit market share each of those years. The reason for the decrease in market share is the same as in our other major market areas. The Bank is consistently one of the top three lenders in this market area with regards to loan volume.

Deposit market share is measured by total deposits, without consideration for type of deposit. We do not have commercial deposit accounts because of our focus on retail deposits, while many of our competitors have both commercial and retail deposits in their total deposit base. This will tend to show the Bank underperforming in this category compared to other institutions in our market areas. We have lost market share when measured by total deposits.

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

We purchase one- to four-family mortgage loans from nationwide lenders and correspondent lenders located within our Kansas City and Wichita market areas and market areas within our geographic region. Purchasing loans from nationwide lenders provides geographic diversification, reducing our exposure to concentrations of credit risk. At September 30, 2006 all loans purchased from nationwide lenders were secured by properties located in 48 states, including Kansas, and Washington, D.C. At September 30, 2006, purchases from nationwide lenders in the following states comprised greater than 5% of total loans purchased from nationwide lenders: Illinois 13.9%; Florida 7.5%; Arizona 6.0%; Texas 5.7%, and Virginia 5.5%.

Lending Activities
General. Our primary lending activity is the origination of loans secured by first mortgages on one- to four-family residential properties. We also make consumer loans, construction loans secured by residential properties, commercial properties and multi-family real estate and loans secured by multi-family dwellings or commercial properties. Our mortgage loans carry either a fixed or an adjustable-rate of interest. Mortgage loans are generally long-term and amortize on a monthly basis with principal and interest due each month. At September 30, 2006, our net loan portfolio totaled $5.22 billion, which constituted 63.7% of our total assets. For a discussion of our market risk associated with loans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

All originated loans are generated by our own employees or loan agents. Loans over $500 thousand must be underwritten by two senior level underwriters. Any mortgage loan over $750 thousand must be approved by the Asset and Liability Management Committee (“ALCO”) and loans over $1.5 million must be approved by the board of directors. For loans requiring ALCO and/or board of directors’ approval, management is responsible for presenting to the ALCO and/or board of directors information about the creditworthiness of the borrower and the estimated value of the subject property. Information pertaining to the creditworthiness of the borrower generally consists of a summary of the borrower’s credit history, employment, employment stability, net worth and income. The estimated value of the property must be supported by an independent appraisal report prepared in accordance with our appraisal policy.

At September 30, 2006, the maximum amount which we could have loaned to any one borrower and the borrower’s related entities was approximately $116.9 million. Our largest lending relationship to a single borrower or a group of related borrowers on that date consisted of 14 multi-family real estate projects, two single-family homes and four commercial real estate projects located in Kansas and Texas, totaling $33.6 million. No single loan in this group exceeded $3.7 million at that date. Most of the multi-family real estate loans qualify for the low income housing tax credit program. We have 25 years experience with this group of borrowers, who usually build and manage their own properties. All of these loans were current and performing in accordance with their terms at September 30, 2006.

The second largest lending relationship at September 30, 2006, consisted of eight loans totaling $13.5 million. Four loans are secured by multi-family real estate units and four are secured by single-family homes. We have 25 years of experience with the borrowers. All units were built and are presently being managed by the borrowers. Each of the loans to this group of borrowers were current and performing in accordance with required terms at September 30, 2006.

Loan Portfolio. The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, net deferred fees and discounts and allowances for losses) as of the dates indicated.

	September 30,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$4,931,505	93.80%	$5,189,006	94.44%	$4,492,205	93.70%	$4,069,197	93.43%	$4,612,543	93.94%
Multi-family	48,331	0.92	40,636	0.74	35,421	0.74	38,464	0.88	45,985	0.94
Commercial	8,443	0.16	8,927	0.16	8,698	0.18	7,881	0.18	5,514	0.11
Construction and development(1)	45,452	0.87	45,312	0.83	54,782	1.14	48,537	1.11	48,023	0.98
Total real estate loans	5,033,731	95.75	5,283,881	96.17	4,591,106	95.76	4,164,079	95.60	4,712,065	95.97

Other Loans:
Consumer Loans:
Savings	6,250	0.12	8,377	0.15	9,141	0.19	10,963	0.25	11,931	0.24
Automobile	3,660	0.07	2,555	0.05	2,274	0.05	3,798	0.09	6,913	0.14
Home equity	210,008	3.99	197,626	3.60	189,861	3.96	173,656	3.99	175,551	3.58
Other	3,762	0.07	1,878	0.03	1,931	0.04	2,484	0.07	3,474	0.07
Total consumer loans	223,680	4.25	210,436	3.83	203,207	4.24	190,901	4.40	197,869	4.03
Commercial business loans	62	--	70	--	129	--	201	--	151	--
Total other loans	223,742	4.25	210,506	3.83	203,336	4.24	191,102	4.40	198,020	4.03
Total loans receivable	5,257,473	100.00%	5,494,387	100.00%	4,794,442	100.00%	4,355,181	100.00%	4,910,085	100.00%

Less:
Loans in process	22,605		14,803		23,623		27,039		21,764
Net deferred fees and discounts	9,318		10,856		18,794		15,896		15,678
Allowance for losses	4,433		4,598		4,495		4,550		4,825
Total loans receivable, net	$5,221,117		$5,464,130		$4,747,530		$4,307,696		$4,867,818

(1) At September 30, 2006, there were no development loans in the loan portfolio.

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate loans at the dates indicated.
	September 30,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$3,031,734	57.67%	$3,273,627	59.58%	$3,118,912	65.06%	$3,005,475	69.01%	$3,418,360	69.62%
Multi-family	47,669	0.91	40,100	0.73	34,828	0.73	37,819	0.87	44,494	0.91
Commercial	8,407	0.16	8,887	0.16	8,654	0.18	7,834	0.18	4,996	0.10
Construction and development(1)	30,685	0.58	26,418	0.49	38,058	0.79	36,588	0.84	31,944	0.65
Total real estate loans	3,118,495	59.32	3,349,032	60.96	3,200,452	66.76	3,087,716	70.90	3,499,794	71.28

Consumer	67,021	1.27	39,617	0.72	26,439	0.55	26,817	0.62	38,828	0.79
Commercial business	62	--	70	--	129	--	201	--	151	--
Total fixed-rate loans	3,185,578	60.59	3,388,719	61.68	3,227,020	67.31	3,114,734	71.52	3,538,773	72.07

Adjustable-Rate Loans:
Real estate:
One- to four-family	1,899,771	36.13	1,915,379	34.86	1,373,293	28.64	1,063,722	24.42	1,194,183	24.32
Multi-family	662	0.02	536	0.01	593	0.01	645	0.01	1,491	0.03
Commercial	36	--	40	--	44	--	47	--	518	0.01
Construction and development(1)	14,767	0.28	18,894	0.34	16,724	0.35	11,949	0.28	16,079	0.33
Total real estate loans	1,915,236	36.43	1,934,849	35.21	1,390,654	29.00	1,076,363	24.71	1,212,271	24.69

Consumer	156,659	2.98	170,819	3.11	176,768	3.69	164,084	3.77	159,041	3.24
Total adjustable-rate loans	2,071,895	39.41	2,105,668	38.32	1,567,422	32.69	1,240,447	28.48	1,371,312	27.93
Total loans	5,257,473	100.00%	5,494,387	100.00%	4,794,442	100.00%	4,355,181	100.00%	4,910,085	100.00%

Less:
Loans in process	22,605		14,803		23,623		27,039		21,764
Net deferred fees and discounts	9,318		10,856		18,794		15,896		15,678
Allowance for loan losses	4,433		4,598		4,495		4,550		4,825
Total loans receivable, net	$5,221,117		$5,464,130		$4,747,530		$4,307,696		$4,867,818

(1) At September 30, 2006, there were no development loans in the loan portfolio.

The following table presents the contractual maturity of our loan portfolio at September 30, 2006, net of loans in process. Mortgage loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.
			Multi-family and						Commercial
	One- to Four-Family		Commercial		Construction (2)		Consumer		Business		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Amounts due:
Within one year(1)	$827	6.80%	$--	--%	$22,037	5.80%	$3,551	6.26%	$--	--%	$26,415	5.89%

After one year:
One through five years	29,257	6.11	554	7.64	810	6.38	10,316	7.21	27	7.00	40,964	6.41
After five years	4,901,421	5.41	56,220	6.47	--	--	209,813	8.40	35	6.50	5,167,489	5.54
Total due after one year	4,930,678	5.41	56,774	6.48	810	6.38	220,129	8.34	62	6.72	5,208,453	5.55

Total loans	$4,931,505	5.41%	$56,774	6.48%	$22,847	5.82%	$223,680	8.31%	$62	6.72%	5,234,868	5.55%

Less:
Deferred loan fees											9,318
Allowance for loan losses											4,433
Total loans receivable, net											$5,221,117

 (1) Includes demand loans, loans having no stated maturity and overdraft loans.
 (2) Construction loans are presented based upon the term to complete construction.

The following table presents, as of September 30, 2006, the amount of loans due after September 30, 2007, and whether these loans have fixed or adjustable interest rates.

	Fixed	Adjustable	Total
Real Estate Loans:
One- to four-family	$3,030,953	$1,899,725	$4,930,678
Multi-family and Commercial	56,075	699	56,774
Construction	810	--	810
Consumer	63,722	156,407	220,129
Commercial Business	62	--	62
Total	$3,151,622	$2,056,831	$5,208,453

One- to Four-Family Residential Real Estate Lending. We focus our lending efforts primarily on the origination and purchase of loans secured by first mortgages on owner-occupied one- to four-family residences in our market areas. We generate additional lending volume by purchasing whole one- to four-family mortgage loans from nationwide lenders. These purchases allow us to attain geographic diversification and manage credit concentration risks in our loan portfolio. At September 30, 2006, one- to four-family mortgage loans totaled $4.93 billion, or 93.8% of our total loan portfolio.

We generally underwrite our loans using an automated underwriting system developed by a third party, which closely resembles our manual underwriting standards, with emphasis on the applicant’s credit history, employment and income history, asset reserves and loan-to-value ratio. All information used for an automated decision is validated with supporting documentation. Loans that do not meet our automated underwriting standards are referred to a staff underwriter for manual underwriting. Presently, we lend up to 103% of the lesser of the appraised value or purchase price for one- to four-family mortgage loans. At September 30, 2006, less than 1% of our loan portfolio had a loan-to-value ratio greater than 100%. For loans with a loan-to-value ratio in excess of 80%, we require private mortgage insurance in order to reduce our loss exposure. Properties securing our one- to four-family loans are appraised by either staff appraisers or independent fee appraisers approved by the board of directors. We generally require our borrowers to obtain title insurance, hazard insurance and flood insurance, if necessary, in an amount not less than the value of the property and improvements. We require borrowers to maintain escrow accounts for property taxes with the Bank if their loan-to-value ratio exceeds 80%.

We originate one- to four-family mortgage loans on either a fixed or adjustable-rate basis, as consumer demand dictates. We primarily originate fixed-rate one- to four-family mortgage loans in our market areas. We purchase both fixed- and adjustable-rate one- to four-family loans, but we primarily purchase one- to four-family adjustable-rate mortgage (“ARM”) loans to supplement our ARM portfolio. At September 30, 2006, our fixed-rate one- to four-family mortgage loan portfolio totaled $3.03 billion, or 57.7% of our total loan portfolio. At that date the ARM one- to four-family loan portfolio totaled $1.90 billion, or 36.1% of our total loan portfolio.

Our pricing strategy for mortgage loans includes setting interest rates that are competitive with the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”) and local financial institutions, and consistent with our internal needs. ARM loans are offered with either a one-year, three-year, five-year or seven-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan generally adjusts annually for the remainder of the term of the loan. We use a number of different indices to reprice our ARM loans.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years, and are fully amortizing, with payments due monthly. However, these loans normally remain outstanding for a substantially shorter period of time because of refinancing and other prepayments. A significant change in the current level of interest rates could alter the average life of a mortgage loan in our portfolio considerably. Our one- to four-family mortgage loans are generally not assumable and do not contain prepayment penalties. Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the security property.

Our one- to four-family ARM loans are fully amortizing loans with contractual maturities of up to 30 years, with payments due monthly. Our current ARM loans generally provide for specified minimum and maximum interest rates, with a lifetime cap and floor, a limit on the periodic adjustment on the interest rate over the rate in effect prior to adjustment and do not permit negative amortization of principal. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds. We also offer interest-only ARM loans that do not require principal payments for a period of up to ten years. At September 30, 2006, 8.5% of our loan portfolio consisted of interest-only ARM loans. As of September 30, 2006, approximately 83% of our interest-only ARM loans were purchased from nationwide lenders. Loan repayment schedules are determined at the repricing date for the remaining term of the ARM loan. Our ARM loans are not automatically convertible into fixed-rate loans. We do allow borrowers to pay a modification fee to convert an ARM loan to a fixed-rate loan. As of September 30, 2006, we have not experienced performance problems with our interest-only loans. See “Loan Originations, Purchases, Sales and Repayments.”

In order to remain competitive in its market areas, the Bank currently originates ARM loans at introductory rates that are in effect until the first repricing date. The Bank qualifies borrowers based on this initial discounted rate for our three, five and seven year ARM loans. For our interest-only loans, the Bank qualifies the borrower at the fully indexed rate. ARM loans can pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s monthly payment also rises, increasing the likelihood of default. This specific risk type is known as repricing risk. An increasing rate environment is not a favorable scenario for borrowers with ARM loans. In the current economic environment, repricing risk is an especially valid concern because the Federal Reserve has indicated that inflationary concerns were a factor behind many recent rate increases. The Federal Reserve has recently halted additional rate increases but has indicated that the halt may be temporary, citing potential remaining inflationary concerns. Except for our variable rate equity loans, we do not have loans that price off of indices directly related to the actions of the Federal Reserve.

ARM loans can pose different credit risks than fixed-rate loans, primarily because as interest rates rise the borrower’s payment also rises, increasing the potential for default. Historically, we have not experienced increased delinquencies with these loans in a rising rate environment. See “Asset Quality - Non-performing Assets” and “Asset Quality - Classified Assets.”

Multi-family and Commercial Real Estate Lending. We offer a variety of multi-family and commercial real estate loans. These loans are secured primarily by multi-family dwellings and small office buildings generally located in our market areas. At September 30, 2006, multi-family and commercial real estate loans totaled $56.8 million, or 1.1% of our total loan portfolio.

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

Loans secured by multi-family and commercial real estate are granted based on the income producing potential of the property and the financial strength of the borrower. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. We generally require personal guarantees of the borrowers covering a portion of the debt in addition to the security property as collateral for such loans. We generally require an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing multi-family and commercial real estate loans are performed by independent state certified fee appraisers approved by the board of directors. See “Loan Originations, Purchases, Sales and Repayments.”

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

Loans secured by multi-family and commercial real estate properties generally are larger and involve a greater degree of credit risk than one- to four-family mortgage loans. Such loans typically involve large balances to single borrowers or groups of related borrowers. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired. See “Asset Quality - Non-performing Loans.”

Construction Lending. At September 30, 2006, we had $45.5 million in construction permanent loans outstanding, representing 0.9% of our total loan portfolio. We originate construction loans primarily secured by one- to four-family residential real estate. Presently, all of the loans are secured by property located within our market areas. None of these loans were made to builders for speculative purposes. Construction loans are obtained principally by homeowners who will occupy the property when construction is complete. The application process includes submission of complete plans, specifications and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction, including the land and the building. We also conduct regular inspections of the construction project being financed.

Consumer Lending. Consumer loans generally have shorter terms to maturity or reprice more frequently, which reduces our exposure to changes in interest rates, and usually carry higher rates of interest than do one- to four-family mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. At September 30, 2006, our consumer loan portfolio totaled $223.7 million, or 4.3% of our total loan portfolio.

We offer a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, student loans and loans secured by savings deposits. We also originate a very limited amount of unsecured loans. We currently originate all of our consumer loans in our market areas. Our home equity loans, including lines of credit and home improvement loans, comprised 4.0% of our total loan portfolio, or $210.0 million at September 30, 2006. These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. As of September 30, 2006, 4.0% of the home equity portfolio was interest only. In order to minimize risk of loss, home equity loans of 90% or greater of the value of the property require private mortgage insurance.  The term-to-maturity of our home equity and home improvement loans may be up to 20 years. Home equity lines of credit have no stated term-to-maturity and require the payment of 1 1/2% of the outstanding loan balance per month, which may be reborrowed at any time. Other consumer loan terms vary according to the type of collateral and the length of contract. The majority of our consumer loan portfolio is comprised of home equity lines of credit, which have interest rates that can adjust monthly based upon changes in the prime rate, to a maximum of 18%. Since May 2006, the Bank has not increased the rates on existing home equity loans, despite the increase in the Prime rate. This action was taken to retain home equity loans that might otherwise have been refinanced.

We do not originate any consumer loans on an indirect basis. Indirect loans are contracts purchased from retailers of goods or services which have extended credit to their customers.

Our underwriting standards for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of their ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount.

Consumer loans may entail greater risk than do one- to four-family mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles.

Loan Originations, Purchases, Sales and Repayments. We originate loans through referrals from real estate brokers and builders, our marketing efforts, and our existing and walk-in customers. While we originate both adjustable and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market areas. Demand is affected by the local housing market, competition and the interest rate environment. During the 2006 and 2005 fiscal years, we originated and refinanced $148.0 million and $194.8 million of one- to four-family ARM loans, and $497.5 million and $514.0 million of one- to four-family fixed-rate mortgage loans, respectively.

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

We purchase one- to four-family mortgage loans from nationwide lenders to reduce our risk of geographic concentration and to supplement our one- to four-family ARM loan origination volume as ARM loans are not considered as attractive to borrowers as fixed-rate mortgage loans in our local markets. The seller retains the servicing of these loans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K. At September 30, 2006, our purchased loan portfolio from nationwide lenders totaled $1.12 billion, or 21.3% of our total loan portfolio.

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

During the 2006 and 2005 fiscal years, we purchased $165.3 million and $671.4 million of one- to four-family ARM loans and $12.8 million and $75.7 million of one- to four-family fixed-rate loans, respectively, from nationwide lenders. Included in the fiscal years 2006 and 2005 ARM loan volume was $73.9 million and $397.0 million, respectively, of interest-only loans. These loans do not typically require principal payments during their initial term. Of the interest-only loans purchased during the 2006 and 2005 fiscal years, approximately 59.4% of these loans do not require principal payments for five years and the other 40.6% do not require principal payments for ten years. Loans of this type generally are considered to be of greater risk to the lender because of the possibility that the borrower may default once principal payments are required. We attempt to mitigate the risk of interest-only loans by using prudent underwriting criteria. The interest-only loans we purchase have an average credit score of approximately 734 and an average loan-to-value ratio of less than 80% at the time of purchase.

We also purchase one- to four-family mortgage loans under contractual agreement through correspondent lenders located within our Kansas City and Wichita market areas and market areas within our geographic region. We purchase approved loans and the servicing rights, on a loan by loan basis. The loan product is originated for us to our specifications including interest rates, product description and underwriting standards. The loan products include fixed-rate and ARM loans. We set prices for loan products at least once each week. The underwriting generally is performed by a third party underwriter who is under contract with us to use our internal underwriting standards, which generally are in accordance with FNMA’s and FHLMC’s underwriting guidelines. During the 2006 and 2005 fiscal years, we purchased $80.6 million and $56.6 million of one- to four-family ARM loans and $70.6 million and $53.5 million of one- to four-family fixed-rate mortgage loans, respectively, from correspondent lenders.

The ability of financial institutions, including us, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted under certain economic conditions, with a resultant decrease in interest income from these assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

In September 2006, the Bank exchanged $404.8 million of mortgage loans with FHLMC for mortgage-related securities (“loan swap”). As required under Statement of Financial Accounting Standards (“SFAS”) No. 140 and Emerging Issues Task Force No. 88-11, management allocated the basis of the established mortgage servicing rights, excess servicing rights, and the fair value of the securities to establish the basis of each in the new securities. The original basis of the securities received were adjusted for the general valuation allowance and net deferred fees/costs associated with the swapped loans. The Bank will earn 25 basis points on the servicing of the loans swapped. The fair value of the securities received was $395.8 million. Management classified the securities as trading securities and subsequent to September 30, 2006, sold the securities at approximately book value.

The following table shows our loan originations, loan purchases, loan sales and repayment activity for the periods indicated.

	Year Ended September 30,
	2006	2005	2004
	(Dollars in thousands)
Originations by type:
Adjustable-rate:
Real estate - one- to four-family	$147,959	$194,802	$248,024
- multi-family	--	--	--
- commercial	--	--	--
Non-real estate - consumer	101,956	119,527	131,639
- commercial business	--	--	--
Total adjustable-rate loans originated	249,915	314,329	379,663
Fixed-rate:
Real estate - one- to four-family	497,458	514,023	490,963
- multi-family	9,688	4,418	4,233
- commercial	3,107	4,950	1,200
Non-real estate - consumer	51,078	29,802	17,761
- commercial business	--	--	12
Total fixed-rate originated	561,331	553,193	514,169
Total loans originated	811,246	867,522	893,832

Purchases:
Real estate - one- to four-family	329,319	857,207	537,065
- multi-family	--	--	--
- commercial	--	--	--
Non-real estate - consumer	--	--	--
Total loans purchased	329,319	857,207	537,065

Sales, Swaps and Repayments:
Real estate - one- to four-family	--	--	--
Total loans sold	--	--	--
Principal balance of loans related to loan swap transaction	404,819	--	--
Total sales and swaps	404,819	--	--
Principal repayments	973,054	1,026,175	992,425
Total reductions	1,377,873	1,026,175	992,425

Increase in other items, net	394	1,391	789

Net (decrease) increase	$(236,914)	$699,945	$439,261

Asset Quality

When a borrower fails to make a loan payment 15 days after the due date, a late charge is assessed and a late charge notice is mailed. All delinquent accounts are reviewed by collection personnel, who attempt to cure the delinquency by contacting the borrower. If the loan becomes 60 days delinquent, the collection personnel generally will send a personal letter to the borrower requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current, within the next 90 days. If the account becomes 90 days delinquent, and an acceptable repayment plan has not been agreed upon, the collection personnel generally will refer the account to legal counsel, with instructions to prepare a notice of intent to foreclose. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. During this 30 day period a written repayment plan from the borrower which would bring the account current within the next 90 days may be approved by a designated Bank officer. Once the loan becomes 120 days delinquent, and an acceptable repayment plan has not been agreed upon, the collection officer, after receiving approval from the appropriate Bank officer as designated by our board of directors, will turn over the account to our legal counsel with instructions to initiate foreclosure.

At September 30, 2006, the asset quality of our portfolio of loans purchased from nationwide lenders is of essentially the same asset quality as loans originated locally.

Delinquent Loans. The following tables set forth our loans 30 - 89 delinquent days by type, number and amount as of the periods presented.

	Loans Delinquent for 30-89 Days
	2006		2005		2004
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	256	$19,612	267	$25,111	310	$22,252
Multi-family	1	222	--	--	--	--
Consumer	34	644	35	407	49	349

Total	291	$20,478	302	$25,518	359	$22,601

Loans 30-89 days delinquent to total loans		0.39%		0.47%		0.48%

Non-performing Assets. The table below sets forth the amounts and categories of non-performing assets. Loans are placed on non-accrual status when the loan is greater than 90 days delinquent. At all dates presented, we had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than prevailing market rates, and no accruing loans more than 90 days delinquent. Real estate owned includes assets acquired in settlement of loans. The balance of one- to four-family real estate owned is represented by 35 properties totaling $2.4 million, or an average balance of less than $69 thousand per property.

	September 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Non-accruing loans:
One- to four-family	$5,391	$5,034	$5,761	$8,686	$7,701
Consumer	218	124	310	258	273
Total non-accruing loans	5,609	5,158	6,071	8,944	7,974

Real estate owned:
One- to four-family	2,401	1,613	3,976	3,773	2,886
Construction and development(1)	--	--	273	273	--
Consumer	8	40	--	--	--
Total real estate owned	2,409	1,653	4,249	4,046	2,886

Total non-performing assets	$8,018	$6,811	$10,320	$12,990	$10,860
Non-performing assets as a percentage of total assets	0.10%	0.08%	0.12%	0.15%	0.12%
Non-performing loans as a percentage of total loans	0.11%	0.09%	0.13%	0.21%	0.16%

At September 30, 2006, we had $5.6 million in non-accruing loans (these loans also may be referred to as “non-performing”), which constituted 0.11% of our total loan portfolio. At that date, there were no non-accruing loans to any one borrower or group of related borrowers that exceeded $1.0 million, either individually or in the aggregate. For the year ended September 30, 2006, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $105 thousand. The amount that was included in interest income on these loans, before non-accruing status, was $82 thousand for the year ended September 30, 2006.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as “special mention”, “substandard”, “doubtful” or “loss”. Assets classified as “special mention” are performing loans on which known information about the collateral pledged or the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such assets in the non-performing asset categories. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent as those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either special mention, substandard or doubtful, it may establish allowances for loan losses in an amount deemed prudent by management and approved by the board of directors. General allowances may be established to recognize the inherent risk associated with lending activities, but unlike specific allowances, have not been allocated to specific problem assets within a portfolio of similar assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS and the FDIC, which may order the establishment of additional loss allowances.

In connection with the filing of the Bank’s periodic reports with the OTS and in accordance with our asset classification policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations. The following table sets forth the carrying amounts of our assets, exclusive of general valuation and specific allowances, classified as special mention, substandard or doubtful at September 30, 2006.

	Special Mention		Substandard		Doubtful
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

One- to four-family real estate	20	$ 1,238	102	$ 6,689	--	$ --

Real estate owned	--	--	36	2,409	--	--

Total classified assets	20	$ 1,238	138	$ 9,098	--	$ --

Provision for Loan Losses. We recorded a provision for loan losses in fiscal years 2006, 2005 and 2004 of $247 thousand, $215 thousand and $64 thousand, respectively. The provision for loan losses is charged to income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “Allowance for Loan Losses.” The provision for loan losses in fiscal year 2006 was based on management’s review of such factors which indicated that the allowance for loan losses was adequate to cover losses inherent in the loan portfolio as of September 30, 2006.

Allowance for Loan Losses. At September 30, 2006, our allowance for loan losses was $4.4 million or 0.08% of the total loan portfolio and approximately 79% of total non-accruing loans. This compares with an allowance for loan losses of $4.6 million or 0.08% of the total loan portfolio and approximately 89% of total non-accruing loans as of September 30, 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K for a full discussion of the allowance for loan losses.

Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that the Bank will realize in the future resulting from an increase in the one- to four-family mortgage loan portfolio. The following table provides a recap of our allowance for loan loss activity for the periods presented.
	Year Ended September 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Balance at beginning of period	$4,598	$4,495	$4,550	$4,825	$4,837
Charge-offs:
One- to four-family	95	91	84	153	114
Consumer	37	56	77	144	85
Total charge-offs	132	147	161	297	199
Recoveries	1	35	42	22	3
Net charge-offs	131	112	119	275	196
Allowance on loans in the loan swap transaction	(281)	--	--	--	--
Provisions charged to operations	247	215	64	--	184
Balance at end of period	$4,433	$4,598	$4,495	$4,550	$4,825

Ratio of net charge-offs during the period to average
loans outstanding during the period (1)	--%	--%	--%	--%	--%

Ratio of net charge-offs during the period to average
non-performing assets	1.77%	1.31%	1.02%	2.31%	2.11%

Allowance as a percentage of non-accruing loans	79.03%	89.14%	74.04%	50.87%	60.51%

Allowance as a percentage of total loans (end of period)	0.08%	0.08%	0.09%	0.11%	0.10%

(1) Ratios calculate to be less than 0.01%.

The distribution of our allowance for loan losses at the dates indicated is summarized as follows:
	September 30,
	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
	Amount of	Category	Amount of	Category	Amount of	Category	Amount of	Category	Amount of	Category
	Loan Loss	to Total	Loan Loss	to Total	Loan Loss	to Total	Loan Loss	to Total	Loan Loss	to Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
	(Dollars in thousands)

One- to four-family	$3,796	94.18%	$3,866	94.78%	$3,561	94.19%	$3,468	93.99%	$3,792	94.13%
Multi-family	46	0.92	203	0.74	177	0.74	272	0.89	322	0.91
Commercial real estate	8	0.16	67	0.16	65	0.18	59	0.18	38	0.11
Construction and
development(1)	258	0.46	129	0.47	197	0.60	143	0.52	177	0.53
Consumer	321	4.28	333	3.85	488	4.29	412	4.42	467	4.32
Commercial business	4	--	--	--	7	--	11	--	8	--
Unallocated	--	--	--	--	--	--	185	--	21	--
Total	$4,433	100.00%	$4,598	100.00%	$4,495	100.00%	$4,550	100.00%	$4,825	100.00%

(1) At September 30, 2006 there were no development loans in the loan portfolio.

Investment Activities

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, government-sponsored enterprises, including callable agency securities, municipal bonds, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions also may invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. See “Regulation - Capitol Federal Savings Bank” and “Qualified Thrift Lender Test” for a discussion of additional restrictions on our investment activities.

The Chief Financial Officer has the primary responsibility for the management of the Bank’s investment portfolio, subject to the direction and guidance of the ALCO. The Chief Financial Officer considers various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment. The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of net deposit flows, the volume of loan sales and the anticipated demand for funds via withdrawals, repayments of borrowings, loan originations, and purchases.

The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including liquidity risk, interest rate risk, reinvestment risk and credit risk. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Cash flow projections are reviewed regularly and updated to assure that adequate liquidity is maintained. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

We classify securities as trading, available-for-sale or held-to-maturity at the date of purchase. Securities that are purchased and held principally for resale in the near future are classified as trading securities and are reported at fair value, with unrealized gains and losses included in Gain on trading securities, net in the consolidated statements of income. Available-for-sale securities are reported at fair market value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of deferred income taxes. Management regularly reviews the available-for-sale portfolio for other-than-temporary impairment and records any such impairment in the consolidated statements of income. Held-to-maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. We have both the ability and intent to hold the held-to-maturity securities to maturity.

Investment Securities. Our investment securities portfolio consists of U.S. Government and agency notes, including those issued by government-sponsored enterprises such as FNMA and FHLMC, and municipal bonds. At September 30, 2006, our investment securities portfolio totaled $429.5 million. The portfolio consists of securities classified as held-to-maturity and available-for-sale. See “Note 2 of the Notes to Consolidated Financial Statements” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

Mortgage-Related Securities. Our mortgage-related securities portfolio consists primarily of securities issued by government-sponsored enterprises. At September 30, 2006, our mortgage-related securities portfolio totaled $2.08 billion. A portion of the mortgage-related securities portfolio consists of collateralized mortgage obligations (“CMOs”). CMOs are special types of pass-through debt securities in which the stream of principal and interest payments on the underlying mortgages or mortgage-related securities are used to create investment classes with different maturities and, in some cases, different amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics. At September 30, 2006, we held CMOs totaling $10.9 million, none of which qualified as high risk mortgage securities as defined under OTS regulations. Our CMOs are currently classified as both held-to- maturity and available-for-sale. We do not purchase residual interest bonds.

During fiscal year 2006, our mortgage-related securities portfolio decreased $60.5 million from $2.15 billion at September 30, 2005 to $2.08 billion at September 30, 2006. Maturities and repayments totaled $564.4 million during fiscal year 2006 which were partially offset by $395.8 million of securities received in the loan swap transaction and $111.1 million of securities purchased. The securities received in the loan swap transaction were classified as trading and were sold subsequent to September 30, 2006 at approximately book value.

Of the $111.1 million of mortgage-related securities purchased, $11.1 million were fixed-rate with a weighted average life of 2.20 years and a weighted average yield of 6.42% and $100.0 million were adjustable-rate with a weighted average yield of 5.97% and an average of 2.08 years until their first repricing opportunity. See “Note 3 of the Notes to Consolidated Financial Statements” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

Mortgage-related securities generally yield less than the loans that underlie such securities because of the servicing fee retained by the servicer and the cost of payment guarantees or credit enhancements that reduce credit risk. However, mortgage-related securities are generally more liquid than individual mortgage loans and may be used to collateralize certain borrowings and public unit depositors of the Bank. In general, mortgage-related securities issued or guaranteed by FNMA or FHLMC are weighted at no more than 20% for risk-based capital purposes compared to the 50% risk-weighting assigned to most non-securitized mortgage loans.

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

While mortgage-related securities, such as CMOs and Real Estate Mortgage Investment Conduits (“REMICs”), carry a reduced credit risk compared to whole loans, these securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the underlying mortgage loans and so affect both the prepayment speed, and value, of the securities. As noted above, the Bank, on some transactions, pays a premium over par value for mortgage-related securities purchased. These premiums may be significant and may cause significant negative yield adjustments due to accelerated prepayments on the underlying mortgages.

The following table sets forth the composition of our investment and mortgage-related securities portfolio, excluding FHLB stock, at the dates indicated. Our investment securities portfolio at September 30, 2006 did not contain securities of any issuer with an aggregate book value in excess of 10% of our stockholders’ equity, excluding those issued by the government or its agencies. The carrying value of our investment in FHLB stock approximates its fair value. At September 30, 2006, 2005 and 2004, the carrying value of FHLB stock was $165.1 million, $182.3 million and $174.1 million, respectively, which was in excess of 10% of our stockholders’ equity.

	September 30,
	2006			2005			2004
	Carrying Value	% of Total	Fair Value	Carrying Value	% of Total	Fair Value	Carrying Value	% of Total	Fair Value

	(Dollars in thousands)

Trading Securities	$ 396,904	100.00%	$ 396,904	$ --	--%	$ --	$ --	--%	$ --

Securities available-for-sale:
Mortgage-related securities	$ 556,248	74.59%	$ 556,248	$ 737,638	100.00%	$ 737,638	$ 1,201,800	100.00%	$ 1,201,800
U.S. government and agency securities	188,264	25.25	188,264	--	--	--	--	--	--
Municipal investments	1,216	0.16	1,216	--	--	--	--	--	--
Total securities available-for-sale	$ 745,728	100.00%	$ 745,728	$ 737,638	100.00%	$ 737,638	$ 1,201,800	100.00%	$ 1,201,800

Securities held-to-maturity:
Mortgage-related securities	$ 1,131,634	82.50%	$ 1,101,159	$ 1,407,616	76.58%	$ 1,383,268	$ 1,446,908	69.40%	$ 1,443,168
U.S. government and agency securities	240,000	17.50	233,525	430,499	23.42	424,952	638,079	30.60	645,601
Total securities held-to-maturity	$ 1,371,634	100.00%	$ 1,334,684	$ 1,838,115	100.00%	$ 1,808,220	$ 2,084,987	100.00%	$ 2,088,769

Total securities	$ 2,514,266		$ 2,477,316	$ 2,575,753		$ 2,545,858	$ 3,286,787		$ 3,290,569

The composition and maturities of the investment and mortgage-related securities portfolio, excluding FHLB stock, are indicated in the following table. The trading securities were all sold subsequent to September 30, 2006 for approximately book value. Yields on tax-exempt investments are not calculated on a taxable equivalent basis.
	September 30, 2006
	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value
	(Dollars in thousands)
Trading securities	$ --	--%	$ --	--%	$ 8,077	4.50%	$ 388,827	5.28%	$ 396,904	5.26%	$ 396,904

Securities available-for-sale:
Mortgage-related securities	$ 5	8.00%	$ 14,281	6.37%	$ 11,251	6.00%	$ 530,711	5.20%	$ 556,248	5.25%	$ 556,248
U.S. government and agency securities	45,213	5.22	143,051	4.99	--	--	--	--	188,264	5.05	188,264
Municipal investments	--	--	--	--	--	--	1,216	5.25	1,216	5.25	1,216
Total securities available-for-sale	$ 45,218	5.22%	$ 157,332	5.12%	$ 11,251	6.00%	$ 531,927	5.20%	$ 745,728	5.20%	$ 745,728

Securities held-to-maturity:
Mortgage-related securities	$ --	--%	$ 56,938	3.50%	$ --	--%	$ 1,074,696	4.29%	$ 1,131,634	4.25%	$ 1,101,159
U.S. government and agency securities	--	--	190,000	3.23	--	--	50,000	5.83	240,000	3.77	233,525
Total securities held-to-maturity	$ --	--%	$ 246,938	3.29%	$ --	--%	$ 1,124,696	4.36%	$ 1,371,634	4.17%	$ 1,334,684

Total securities	$ 45,218	5.22%	$ 404,270	4.00%	$ 19,328	5.37%	$ 2,045,450	4.75%	$ 2,514,266	4.64%	$ 2,477,316

Sources of Funds

General. Our sources of funds are deposits, borrowings, repayment of principal and interest on loans and mortgage-related securities, interest earned on or maturities of other investment securities and funds provided from operations.

Deposits. We offer a variety of deposit accounts having a wide range of interest rates and terms. Our deposits consist of passbook and passcard savings accounts, money market accounts, interest-bearing and non-interest bearing checking accounts and certificates of deposit. We rely primarily upon competitive pricing policies, marketing and customer service to attract and retain deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

The variety of deposit accounts we offer has allowed us to utilize strategic pricing to obtain funds and to respond with flexibility to changes in consumer demand. We endeavor to manage the pricing of our deposits in keeping with our asset and liability management, liquidity and profitability objectives. Based on our experience, we believe that our deposits are stable sources of funds. Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been, and will continue to be, significantly affected by market conditions.

The following table sets forth our deposit flows during the periods indicated. Included in the table are brokered and public unit deposits which totaled $233.5 million, $213.6 million and $194.6 million at September 30, 2006, 2005 and 2004, respectively. The growth in wholesale deposits from September 30, 2004 to September 30, 2006 partially offset the decrease in retail deposits for each year presented. During the years presented, the Bank experienced aggressive pricing by other financial institutions in the Bank’s local markets. The decrease in retail deposits is primarily a result of the Bank not matching top competitors’ rates because of the likely adverse impact on earnings.

	Year Ended September 30,
	2006	2005	2004
	(Dollars in thousands)
Opening balance	$3,960,297	$4,127,774	$4,238,145
Deposits	7,422,474	6,935,934	6,507,746
Withdrawals	7,594,727	7,190,694	6,700,409
Interest credited	112,387	87,283	82,292

Ending balance	$3,900,431	$3,960,297	$4,127,774

Net decrease	$(59,866)	$(167,477)	$(110,371)

Percent decrease	(1.51)%	(4.06)%	(2.60)%

The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered for the periods indicated.
	Year Ended September 30,
	2006		2005		2004
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Transactions and Savings
Deposits:
Checking	$402,898	10.33%	$398,490	10.06%	$380,765	9.22%
Passbook and Passcard	106,347	2.73	121,133	3.06	125,992	3.05
Money market	808,910	20.74	873,570	22.06	929,862	22.53

Total non-certificates	1,318,155	33.80	1,393,193	35.18	1,436,619	34.80

Certificates (by rate):
0.00 - 0.99%	125	--	123	--	5,109	0.12
1.00 - 1.99%	--	--	137,442	3.47	636,282	15.41
2.00 - 2.99%	215,891	5.53	863,948	21.82	1,236,086	29.95
3.00 - 3.99%	541,236	13.88	905,058	22.85	449,464	10.89
4.00 - 4.99%	1,323,434	33.93	600,367	15.16	228,475	5.54
5.00 - 5.99%	497,453	12.75	2,611	0.07	22,221	0.54
6.00 - 6.99%	4,137	0.11	57,555	1.45	113,518	2.75

Total certificates	2,582,276	66.20	2,567,104	64.82	2,691,155	65.20

Total deposits	$3,900,431	100.00%	$3,960,297	100.00%	$4,127,774	100.00%

The following table sets forth the rate and maturity information for our certificate of deposit portfolio as of September 30, 2006.

	Amount	Rate
Certificates maturing:	(Dollars in thousands)
Within three months	$518,974	4.40%
Over three to six months	314,279	4.04
Over six months to one year	825,885	4.45
Over one to two years	695,580	4.38
Over two to three years	143,703	4.22
Over three to four years	47,735	4.10
Over four to five years	34,466	4.47
Thereafter	1,654	4.37
	$2,582,276	4.35%

The following table sets forth the maturity periods of our certificates of deposit in amounts of $100 thousand or more at September 30, 2006.

	Amount	Rate
	(Dollars in thousands)
Certificates maturing:
Three months or less	$235,949	5.00%
Over three months through six months	67,286	4.43
Over six months through twelve months	147,097	4.60
Over twelve months	164,017	4.52

	$614,349	4.71%

The board of directors has authorized the utilization of brokers to obtain deposits as a source of funds. The Bank has entered into several relationships with nationally recognized wholesale deposit brokerage firms to accept deposits from these firms. Depending on market conditions, the Bank may use brokered deposits from time to time to fund asset growth and gather deposits that may help to manage interest rate risk. The Bank’s policies limit the amount of brokered deposits that it may have at any time to 15% of total deposits. The rates paid on brokered deposits plus fees are generally equivalent to rates offered by FHLB on advances and comparable to some rates paid on retail deposits. At September 30, 2006 and 2005, the balance of brokered deposits was $4.3 million and $44.3 million, respectively.

The board of directors also has authorized the utilization of public unit deposits as a source of funds. The Bank’s policies limit the amount of public unit deposits that it may have at any time to 10% of total deposits. In order to qualify to obtain such deposits, the Bank must have a branch in each county in which it collects public unit deposits. At September 30, 2006 and 2005, the balance of public unit deposits was $229.2 million and $169.3 million, respectively.

Borrowings. Although deposits are our main source of funds, we may utilize borrowings when, at the time of the borrowing, they can be invested at a positive rate spread, when we desire additional capacity to fund loan demand or when they help us meet our asset and liability management objectives. Historically, our borrowings primarily have consisted of advances from FHLB and occasionally securities sold under agreement to repurchase. During the year, from time to time, we utilized our line-of-credit that we maintain at FHLB. At September 30, 2006, we did not have any borrowings on our line-of-credit. See “Note 8 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders” attached as Exhibit 13 to this Annual Report on Form 10-K.

The Bank has interest rate swaps with a notional amount of $800.0 million to hedge an equal amount of FHLB advances. The interest rate swaps are designated as fair value hedges and the Bank accounts for the hedges using the shortcut method. Unrealized gains (losses) in the fair value of the interest rate swaps are offset by an unrealized gain (loss) on the hedged FHLB advances. At September 30, 2006, the net fair value adjustment on the interest rate swaps was an unrealized loss of $27.3 million. The carrying amount of the FHLB advances was reduced by an identical amount.

We may obtain advances from FHLB upon the security of our blanket pledge agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Commitments” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate, maturity, repayment, and convertible features, if any. At September 30, 2006, we had $3.30 billion in FHLB advances outstanding.

In 2004, the Company formed Capitol Federal Financial Trust I (the “Trust”), which issued $52.0 million of variable rate cumulative trust preferred securities in a private transaction exempt from registration under the Securities Act of 1933. The Trust used the proceeds from the sale of its trust preferred securities and from the sale of $1.6 million of its common securities to the Company to purchase $53.6 million of Junior Subordinated Deferrable Interest Debentures (the “Debentures”) which are the sole assets of the Trust. See “Note 10 of the Notes to Consolidated Financial Statements” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K. Interest on the Debentures is due quarterly in January, April, July and October until the maturity date of April 7, 2034. The interest rate on the Debentures, which is identical to the distribution rate paid on the trust securities and resets at each interest payment, is based upon the three month LIBOR rate plus 275 basis points. Principal is due at maturity. The Debentures are callable, in part or whole, beginning on April 7, 2009, at par, at the option of the Company.

Redemption of the Debentures by the Company will result in redemption of a like amount of trust preferred securities by the Trust. There are certain covenants that the Company is required to comply with regarding the Debentures. These covenants include a prohibition on cash dividends in the event of default or deferral of interest on the Debentures, annual certifications to the Trust and other covenants related to the payment of interest and principal and maintenance of the Trust. The Company was in compliance with all the covenants at September 30, 2006.

The following table sets forth certain information relating to each category of short-term borrowings for which the average balance outstanding during the period was more than 30% of stockholders’ equity at the end of the period. The average balance, maximum balance, and weighted average interest rate during fiscal year 2006 reflect all FHLB advances, including the FHLB line of credit, that were scheduled to mature within one year at any time during fiscal year 2006.

(Dollars in thousands)
Balance at September 30, 2006	$ 750,000
Maximum balance during fiscal year 2006	1,019,000
Average balance during fiscal year 2006	817,332
Weighted average interest rate during fiscal year 2006	3.56%
Weighted average interest rate at September 30, 2006	3.52%

Subsidiary and Other Activities

As a federally chartered savings bank, we are permitted by OTS regulations to invest up to 2% of our assets, or $164.0 million at September 30, 2006, in the stock of, or as unsecured loans to, service corporation subsidiaries. We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes. At September 30, 2006, the Bank had one subsidiary, Capitol Funds, Inc. As of September 30, 2006, our total investment in this subsidiary was $3.3 million. Capitol Funds, Inc. has a wholly owned subsidiary, Capitol Federal Mortgage Reinsurance Company (“CFMRC”). CFMRC serves as a reinsurance company for the private mortgage insurance companies the Bank uses in its normal course of operations. CFMRC assumes the risk of default on loans exceeding a five percent loss and less than a ten percent loss. During fiscal 2006, Capitol Funds, Inc. reported consolidated net income of $232 thousand which included net income of $236 thousand from CFMRC.

REGULATION

General

The Bank, as a federally chartered savings institution, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. The Bank also is subject to regulation by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and to requirements established by the Federal Reserve Board. Such regulation and supervision primarily is intended for the protection of depositors and borrowers and not for the purpose of protecting stockholders. The investment and lending authority of savings institutions is prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.

The OTS regularly examines the Bank and prepares reports on the Bank’s operations, including any deficiencies. These reports are presented to the Bank’s board of directors. The FDIC also has the authority to examine the Bank in its role as the administrator of the Deposit Insurance Fund (“DIF”) which is the new fund established upon the merger of the Savings Association Insurance Fund (“SAIF”) and the Bank Insurance Fund (“BIF”) in March 2006. The Bank’s relationship with its depositors and borrowers is also regulated to a great extent by both federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of the Bank’s mortgage requirements. Any material change in such regulations, whether by the FDIC, the OTS, the Federal Reserve Board, Congress or states in which we do business, could have a material adverse impact on MHC, the Company and the Bank and their operations.

Capitol Federal Savings Bank MHC

MHC is a federal mutual holding company within the meaning of Section 10(o) of the Home Owners’ Loan Act. As such, MHC is required to register with and be subject to examination and supervision of the OTS as well as certain reporting requirements. In addition, the OTS has enforcement authority over MHC and its non-savings institution subsidiaries, if any. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of the Bank.

A mutual holding company is permitted to, among other things:

•	invest in the stock of a savings institution;
•	acquire a mutual institution through the merger of such institution into a savings institution subsidiary of such mutual holding company;
•	merge with or acquire another mutual holding company of a savings institution;
•	acquire non-controlling amounts of the stock of savings institutions and savings institution holding companies, subject to certain restrictions;
•
invest in a corporation the capital stock of which is available for purchase by a savings institution under Federal law or under the law of any state where a subsidiary savings institution has its home office;

•	furnish or perform management services for a savings institution subsidiary of such company;
•	hold, manage or liquidate assets owned or acquired from a savings institution subsidiary of such company;
•	hold or manage properties used or occupied by a savings institution subsidiary of such company; and
•	act as a trustee under deed or trust.

In addition, a mutual holding company may engage in the activities of a multiple savings and loan holding company which are permissible by statute and the activities of financial holding companies under the Bank Holding Company Act of 1956, as amended, subject to prior approval by the OTS.

Capitol Federal Financial

The purpose and powers of the Company are to pursue any or all of the lawful objectives of a federal mutual holding company and to exercise any of the powers accorded to a mutual holding company.

If the Bank fails the qualified thrift lender test, within one year of such failure MHC and the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a savings and loan holding company. If the Bank fails the test a second time, MHC and the Company must immediately register as, and become subject to, the restrictions applicable to a bank holding company. See “Qualified Thrift Lender Test.”

MHC and the Company must obtain approval from the OTS before acquiring control of any other savings institution. Interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings institution.

Capitol Federal Savings Bank

The OTS has extensive authority over the operations of savings institutions. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and also may be examined by the FDIC. The last regular OTS examination of the Bank was as of December 31, 2005. All savings institutions are subject to a semi-annual assessment, based upon the savings institution’s total assets, to fund the operations of the OTS. The Bank’s OTS assessment for the fiscal year ended September 30, 2006 was $1.3 million.

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

The Bank’s general permissible lending limit for loans-to-one-borrower is equal to 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At September 30, 2006, the Bank’s lending limit under this restriction was $116.9 million. The Bank is in compliance with the loans-to-one-borrower limitation.

The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as information systems, loan underwriting and documentation, asset growth and quality, earnings, internal controls and audit systems, interest rate risk exposure, and excessive compensation and benefits. Any institution that fails to comply with these standards must submit a compliance plan.

Insurance of Accounts and Regulation by the FDIC

The Bank is a member of the DIF, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC merged the BIF and the SAIF to form the DIF on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. FDIC maintains the DIF by assessing depository institutions an insurance premium. The FDIC Board approved a new risk-based premium system in November 2006, effective January 1, 2007. The FDIC’s new regulations for risk-based deposit insurance assessments establish four Risk Categories. Risk Category I, for well-capitalized institutions that are financially sound with only a few minor weaknesses, includes approximately 95% of FDIC-insured institutions. Risk Categories II, III, and IV present progressively greater risks to the deposit insurance fund. Effective January 1, 2007, Risk Category I institutions pay quarterly assessments for deposit insurance at annual rates of five to seven basis points. The rates for Risk Categories II, III, and IV are seven, 28, and 43 basis points, respectively. Rates are subject to change with advance notice to insured institutions.

Within Risk Category I, the precise rate for an individual institution with less than $10 billion in assets is generally determined by a formula using CAMELS ratings which are assigned in examinations, and financial ratios. A different method applies for larger institutions. The rate for an individual institution is applied to its assessment base, which is generally its deposit liabilities subject to certain adjustments. An institution insured by the FDIC on December 31, 1996 which had previously paid assessments (or its successor) is eligible for certain credit against deposit insurance assessments. As a result of the Bank’s credit, it anticipates no premium expense during calendar year 2007.

The Bank, like other former SAIF insured institutions and BIF insured institutions, is required to pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the first quarter of fiscal year 2007, the annual rate for this assessment is 1.24 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of BIF and former SAIF classified insured institution’s deposits, will continue until the bonds mature in 2017 through 2019.

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

As a result of the prompt corrective action regulations, to be adequately capitalized, a savings institution must have a ratio of core capital to total assets of at least 4% (unless its supervisory condition permits 3%), a ratio of core capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%. To be well capitalized, these ratios must be at least 5%, 6% and 10%, respectively. On September 30, 2006, the Bank had core capital of $783.6 million, total risk-based capital of $781.4 million and risk-weighted assets of $3.47 billion. It had a core capital ratio of 9.5%, a core capital to risk-weighted assets ratio of 22.6% and a total risk weighted capital ratio of 22.5%.

Core capital generally consists of common stockholders’ equity and retained earnings, and noncumulative perpetual preferred stock and related surplus, adjusted for such items as certain intangible assets, disallowed servicing assets and accumulated gains/losses on available-for-sale securities. At September 30, 2006, the Bank had $433 thousand of technology based intangible assets and $692 thousand of disallowed servicing assets which were deducted from core capital and $1.5 million of accumulated losses on available-for-sale securities, net of taxes, which were added to core capital.

Total risk-based capital consists of core capital, as defined above, plus supplementary capital, less certain assets including equity investments. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At September 30, 2006, the Bank had $4.4 million of general valuation loan loss allowances, which was less than 1.25% of risk-weighted assets. At September 30, 2006, the Bank had $6.6 million of equity investments deducted from total capital.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an approved insurer.

Under the prompt corrective action regulations, the OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings institutions that fail to meet their capital requirements. The OTS generally is required to take action to restrict the activities of any institution that is less than adequately capitalized. Any such institution must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS may also impose additional restrictions to significantly undercapitalized institutions.

As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized institution must agree that it will enter into a limited capital maintenance guarantee with respect to the institution’s achievement of its capital requirements.

Any savings institution that fails to comply with its capital plan or has core capital or core capital to risk-weighted assets ratios of less than 3% or a total capital to risk-weighted assets ratio of less than 6% and is considered “significantly undercapitalized” must be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution that becomes “critically undercapitalized” because it has a tangible equity to total assets ratio of 2% or less is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the OTS must appoint a receiver, or conservator with the concurrence of the FDIC, for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

The OTS generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

Generally under OTS regulations, savings institutions, such as the Bank, may make capital distributions during any calendar year equal to earnings of the previous two calendar years and current year-to-date earnings. It is generally required under OTS regulations that the Bank remain well-capitalized before and after the proposed distribution. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Savings institutions proposing to make any capital distribution within these limits need only submit written notice to the OTS 30 days prior to such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. Savings institutions that desire to make a larger capital distribution, or are under special restrictions, or are not, or would not be, well-capitalized following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. See “Regulatory Capital Requirements.”

Due to the impact that refinancing FHLB advances had on earnings in 2004, the Bank cannot distribute capital to the Company unless it receives waivers of the safe harbor regulation from the OTS during the current waiver period. The Bank had previously reported that a waiver would be required for capital distributions through at least December 31, 2006. As a result of net interest margin compression earnings may not be at the levels originally forecast, which would likely result in a waiver being required through December 31, 2007. Currently, the Bank has authorization from the OTS to distribute capital from the Bank to the Company through the quarter ending June 30, 2007. So long as the Bank continues to maintain excess capital, operate in a safe and sound manner and comply with the interest rate risk management guidelines of the OTS, it is management’s belief that we will be able to continue to receive waivers to distribute, from the Bank to the Company, capital equal to the earnings of the Bank.

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

•	establishment of anti-money laundering programs;
•
establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time;

•	establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering;
•	prohibitions on correspondent accounts for foreign shell banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

Privacy Standards

The Bank is subject to OTS regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “non-public personal information” to customers at the time of establishing the customer relationship and annually thereafter.

The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, the Bank is required to provide its customers with the ability to “opt-out” of having the Bank share their non-public personal information with unaffiliated third parties, subject to certain exceptions.

The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Qualified Thrift Lender Test

All savings associations, including the Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. This test requires a savings institution to have at least 65% of its portfolio assets in qualified thrift investments (primarily residential housing related loans and investments) on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings institution may maintain 60% of its total assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code. At September 30, 2006, the Bank met the test and has always met the test.

Any savings association that fails to meet the qualified thrift lender test must convert to a national bank charter, unless it requalifies as a qualified thrift lender and thereafter remains a qualified thrift lender. If such an institution has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings institution and a national bank. Such institution is limited to national bank branching and it is subject to national bank limits for payment of dividends. If such an institution has not requalified or converted to a national bank within three years after the failure, it must divest all investments and cease all activities not permissible for a national bank. If any institution that fails the qualified thrift lender test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See “Regulation - Capitol Federal Financial.”

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), as implemented by OTS regulations, any federally chartered savings bank, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The OTS must assess the Bank’s record of meeting the credit needs of its community and take such record into account in its evaluation of certain applications by the Bank.

Current CRA regulations rate an institution based on its actual performance in meeting community needs. In particular, the evaluation system focuses on three tests:

•	a lending test, to evaluate the institution’s record of making loans in its service areas;
•
an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

•	a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.

The CRA also requires that CRA evaluations be public. The Bank has received a “satisfactory” rating in its most recent CRA examination. All insured depository institutions must publicly disclose certain agreements that are in fulfillment of the CRA. The Bank has no such agreements in place at this time.

Transactions with Affiliates

Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution’s capital. Affiliates of the Bank include MHC, the Company, and any company which is under common control with the Bank. In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

Certain transactions with directors, officers or controlling persons are also subject to restrictions under regulations enforced by the OTS. These regulations also impose restrictions on loans to such persons and their related interests. Among other things, such loans must generally be made on terms and conditions substantially the same as for loans to unaffiliated individuals. As of September 30, 2006 management believes such loans were made under terms and conditions substantially the same as loans made to unaffiliated individuals and otherwise complied with applicable regulations.

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

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which was signed into law in July 2002, impacts all companies with securities registered under the Securities Exchange Act of 1934, including the Company. Sarbanes-Oxley created new requirements in the areas of corporate governance and financial disclosure including, among other things:
•	increased responsibility for Chief Executive Officers and Chief Financial Officers with respect to the content of filings with the SEC;
•	enhanced requirements for audit committees, including independence and disclosure of expertise;
•	enhanced requirements for auditor independence and the types of non-audit services that auditors can provide;
•	enhanced requirements for controls and procedures;
•	accelerated filing requirements for SEC reports;
•	disclosure of a code of ethics; and
•	increased disclosure and reporting obligations for companies, their directors and their executive officers.

Certifications of the Chief Executive Officer and the Chief Financial Officer as required by Sarbanes-Oxley and the resulting SEC rules can be found in the “Exhibits” section of this Form 10-K.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking accounts. At September 30, 2006, the Bank was in compliance with these reserve requirements.

Savings institutions are authorized to borrow from the Federal Reserve Bank “discount window,” but Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank. The Bank has not established the required relationship with the Federal Reserve Bank to borrow from the discount window.

Federal Home Loan Bank System

The Bank is a member of FHLB Topeka, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region and is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans or advances to members in accordance with policies and procedures, established by the board of directors of FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from FHLB are required to be fully secured by sufficient collateral as determined by FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

As a member, the Bank is required to purchase and maintain stock in FHLB. For the year ended September 30, 2006, the Bank had an average outstanding balance of $174.1 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past three fiscal years such dividends have averaged 4.62% and averaged 5.69% for fiscal year 2006. For the year ended September 30, 2006, stock dividends paid by FHLB to the Bank totaled $9.9 million.

Under federal law FHLBs are required to provide funds for the resolution of troubled savings institutions and for community investment and low- and moderate-income housing. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. A reduction in value of the Bank’s FHLB stock may result in a corresponding reduction in the Bank’s capital.

Federal Savings and Loan Holding Company Regulation

MHC and the Company are unitary savings and loan holding companies within the meaning of the Home Owners’ Loan Act (“HOLA”). As such, MHC and the Company are registered with the OTS and are subject to the OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over MHC, the Company and the Bank. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the Bank.

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

TAXATION
Federal Taxation

General. We are subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company or the Bank. Our federal income tax returns have been closed without audit by the IRS for the fiscal years ended September 30, 2002 through September 30, 2005 as of the close of business on December 15, 2005.

We file a consolidated federal income tax return using the accrual method of accounting. To the extent of the Company’s accumulated earnings and profits, any cash distributions made by the Company to its stockholders are considered to be taxable dividends and not as a non-taxable return of capital to stockholders for federal and state tax purposes. The Bank maintains a tax-sharing agreement with the Company and its subsidiary to provide for the payment of taxes based upon the taxable earnings of each company.

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

As of September 30, 2006, the Company is currently undergoing a Kansas state tax audit for the years ended September 30, 2002, 2003 and 2004. Prior to September 30, 2006, the Company received notification from the state of a potential net tax liability of $280 thousand for the years under audit. The Company did not accrue for the potential net tax liability at September 30, 2006 as management believes the tax position for the years under audit is defendable. The Company intends to pursue all opportunities available in defending the tax position taken on the tax returns under audit.

Employees

At September 30, 2006, we had a total of 738 employees, including 142 part-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers of the Registrant

John C. Dicus. Age 73 years. Mr. Dicus is Chairman of the Board of Directors. He has served the Bank in various capacities since 1959. He served as President of the Bank from 1969 until 1996. He has served as Chairman of the Bank since 1989 and of the Company since its inception in March 1999. He also served as Chief Executive Officer of the Bank from 1989 to January 2003, and of the Company from March 1999 until January 2003. He is the father of Mr. John B. Dicus.

John B. Dicus. Age 45 years. Mr. Dicus is Chief Executive Officer and President of the Bank and the Company. He took over the responsibilities of Chief Executive Officer effective January 1, 2003. He has served as President of the Bank since 1996 and of the Company since its inception in March 1999. Prior to accepting the responsibilities of CEO he served as Chief Operating Officer of the Bank and the Company. Prior to that, he served as the Executive Vice President of Corporate Services for the Bank for four years. He has been with the Bank in various other positions since 1985. He is the son of Mr. John C. Dicus.

M. Jack Huey. Age 57 years. Mr. Huey has served as Executive Vice President and Chief Lending Officer of the Bank since June 2002. Since June 2002 he has also served as President of Capitol Funds Inc., a subsidiary of the Bank. Since August 2002, he has served as President of CFMRC. Prior to that, he served as the Central Region Lending Officer since joining the Bank in 1991.

Larry K. Brubaker. Age 59 years. Mr. Brubaker has been employed with the Bank since 1971 and currently serves as Executive Vice President for Corporate Services of Capitol Federal Savings, a position he has held since 1997. Prior to that, he was employed by the Bank as the Eastern Region Manager for seven years.

R. Joe Aleshire. Age 59 years. Mr. Aleshire has been employed with the Bank since 1973 and currently serves as Executive Vice President for Retail Operations of Capitol Federal Savings, a position he has held since 1997. Prior to that, he was employed by the Bank as the Wichita Area Manager for 17 years.

Kent G. Townsend. Age 45 years. Mr. Townsend serves as Executive Vice President, Chief Financial Officer and Treasurer of the Bank and the Company. Mr. Townsend was promoted to Executive Vice President, Chief Financial Officer and Treasurer on September 1, 2005. Prior to that, he served as Senior Vice President, a position he held since April 1999, and Controller of the Company, a position he held since March 1999. He has served in similar positions with the Bank since September 1995. He served as the Financial Planning and Analysis Officer with the Bank for three years and other financial related positions since joining the Bank in 1984.

Tara D. Van Houweling. Age 33 years. Ms. Van Houweling has been employed with the Bank and Company since May 2003 and currently serves as First Vice President, Principal Accounting Officer and Reporting Director. She has held the position of Reporting Director since May 2003. Prior to being employed by the Bank and Company, Ms. Van Houweling was the Assistant Controller for First Specialty Insurance Corporation, a subsidiary of Employers Reinsurance Corporation from August 2002 to May 2003. Prior to that, Ms. Van Houweling was employed by Deloitte & Touche, LLP in the Audit Services Department as an Audit Senior and then Audit Manager from June 1999 to August 2002.

Item 1A. Risk Factors

The following is a summary of risk factors relating to the operations of the Bank and the Company. These risk factors are not necessarily presented in order of significance.

Changes in interest rates could have an adverse impact on our results of operations and financial condition.
The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, mortgage-related securities, and investments, and the interest paid on deposits and borrowings. Changes in interest rates could have an adverse impact on our results of operations and financial condition because the majority of our interest-earning assets are long-term, fixed-rate loans, while the majority of our interest-bearing liabilities are shorter term, and therefore subject to a greater degree of fluctuation. This type of risk is known as interest rate risk, and is affected by prevailing economic and competitive conditions.

During the majority of fiscal year 2006, the yield curve was flat or slightly inverted, which generally means the yield on treasuries with maturities longer than one year were either slightly lower than longer-term treasuries, equaled or exceeded the yield on long-term treasuries. This yield curve environment sustained the compression of the Company’s net interest margin during fiscal year 2006. The forward yield curve generally indicates that the market expects interest rates on treasury securities across all maturities to remain generally flat, with changes in rates of less than 25 basis points, through the first fiscal quarter of 2007. Although management continuously monitors the interest rate risk profile of the Bank, and is currently undertaking strategies to modify the Bank’s interest rate risk sensitivity, the current inverted-to-flat yield curve scenario is likely to cause a continuation of the net interest margin compression.

The impact of changes in interest rates on assets is generally observed on the balance sheet and income statement in later periods than the impact of changes on liabilities due to the duration of assets vs. liabilities, and also to the time lag between our commitment to originate or purchase a loan and the time we fund the loan, during which time interest rates may change. Interest-bearing liabilities tend to reflect changes in interest rates immediately, so the difference in timing may have an adverse effect on our net interest income.

Changes in interest rates can also have an adverse effect on our financial condition, as our trading securities and available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We record changes in the estimated fair value of our trading securities in the consolidated statement of income. We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities.

Changes in interest rates as they relate to customers can also have an adverse impact on our financial condition and results of operations. In times of rising interest rates, default risk may increase among customers with adjustable-rate loans. Rising interest rate environments also entice customers with adjustable-rate loans to refinance into fixed-rate loans which further exposes the Bank to interest rate risk if refinanced internally. If the loan is refinanced externally, the Bank could be unable to reinvest cash received from the resulting prepayments at rates comparable to existing securities and loans, which subjects the Bank to reinvestment risk. Generally, prepayments occur in decreasing interest rate environments, so the payments received will be invested at the prevailing (decreasing) market rate. An influx of prepayments can result in an excess of liquidity, which could impact our net interest income if profitable reinvestment opportunities are not immediately available. Whereas prepayment rates are based on demographics, local economic factors, and seasonality, the main factors affecting prepayment rates are prevailing interest rates and competition. Fluctuations in interest rates also affect customer demand for deposit products. Local competition for deposit dollars could affect our ability to attract deposits, or could result in us paying more for deposits.

Our level of assets directly impacts the calculation of capital for the purposes of regulation by the OTS. The OTS Thrift Bulletin 13a provides guidance on the management of interest rate risk through analysis of the change in net portfolio value. Net portfolio value is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities. The OTS oversees the general safety and soundness of savings associations, and therefore retains the right to impose minimum capital requirements on institutions based upon the institutions compliance with written standards concerning net portfolio value analysis.

For additional information about interest rate risk, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our strategies to modify our interest rate risk profile may be difficult to implement and may shrink our balance sheet. We are currently undertaking asset management strategies designed to decrease our interest rate risk sensitivity. One such strategy is increasing the amount of adjustable-rate and/or short-term assets. We believe that the market anticipates interest rates to be flat or decreasing, which would generally create a decrease in borrower demand for adjustable-rate assets. An increase in investor demand for short-term assets could be reflected in premiums paid for adjustable-rate investments, or a reduction in yields earned on short-term assets. Additionally, there is no guarantee that any adjustable-rate assets obtained will not prepay. If we are unable to originate or purchase adjustable-rate assets at favorable rates, we may have difficulty executing this asset management strategy and/or it may result in a reduction in profitability.

Management is also considering paying off some portion of maturing FHLB advances, rather than renewing the advances, during fiscal year 2007. This strategy will most likely result in balance sheet shrinkage.

Changes in laws, government regulation, and monetary policy may have a material effect on our results of operations. The Bank, as a federally chartered savings institution, is subject to federal regulation, and as a thrift institution, is subject to oversight by the OTS extending to all aspects of its operations. The Bank is also subject to regulation by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and to requirements established by the Federal Reserve Board. Proposals for further regulation of the financial services industry are continually being introduced in Congress and various state legislatures. The Bank’s ability to lend funds or pay dividends is contingent upon satisfaction of certain regulatory criteria and standards, such as capital levels, classification of assets, and establishment of loan loss reserves. Such regulation and supervision is intended to protect depositors and not necessarily for the purpose of protecting stockholders. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Government agencies have substantial discretion to impose significant monetary penalties upon institutions who do not comply with regulations. Any change in such regulations, or violation of such regulations, whether by the FDIC, the OTS, the Federal Reserve Board, Congress or states in which we do business, could have a material adverse impact on MHC, the Company and the Bank and their operations.

The Company’s ability to pay dividends is subject to the ability of the Bank to make capital distributions to the Company and the waiver of dividends by MHC. The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company. Under OTS safe harbor regulations, the Bank may distribute to the Company capital not exceeding net income for the current calendar year and the prior two calendar years. Due to the impact refinancing the FHLB advances had on earnings in fiscal year 2004, the Bank cannot distribute capital to the Company unless it receives waivers of the safe harbor regulation from the OTS during the current waiver period. We believe the Bank will be required to receive a waiver for capital distributions through at least December 31, 2007. This date may change depending on the Bank’s earnings. Currently, the Bank has authorization from the OTS to distribute capital from the Bank to the Company through the quarter ending June 30, 2007. So long as the Bank continues to maintain excess capital, operate in a safe and sound manner, and comply with the interest rate risk management guidelines of the OTS, it is management’s belief that the Bank will continue to receive waivers allowing it to distribute the net income of the Bank to the Company, although no assurance can be given in this regard.

MHC owns approximately 70% of the Company’s outstanding stock. MHC waives its right to dividends on the shares that it owns, which means the amount of dividends paid to public shareholders is significantly higher than it would be if MHC accepted dividends. MHC is not required to waive dividends, but the Company expects this practice to continue indefinitely. As such, MHC is required to obtain a waiver from the OTS allowing it to waive its right to dividends. The current waiver is effective through June 2007.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy. We are currently one of the largest mortgage loan originators in the State of Kansas. 79% of our loan portfolio is comprised of loans secured by property located in the market areas in which we do business. This makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as inflation, unemployment, recession, or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income. Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause the Bank to realize a loss in the event of a foreclosure. Currently there is not a single employer or industry in the area on which the majority of our customers are dependent. For additional information on the local economy, see “Item 1. Business - Market Area and Competition.”

Strong competition may limit growth and profitability. As previously discussed, we are one of the largest loan originators in the State of Kansas, but we compete in the same market areas as local, regional, and national banks, commercial banks, credit unions, mortgage brokerage firms, investment banking firms, investment brokerage firms, and savings institutions. We must also compete with online investment and mortgage brokerages and online banks that are not confined to any specific market area. Many of these competitors operate on a national or regional level, are a conglomerate of various financial services housed under one roof, or otherwise have substantially greater financial or technological resources than the Company. We compete primarily on the basis of the interest rates offered to depositors and the terms of loans offered to borrowers. Should we face competitive pressure to increase deposit rates or decrease loan rates, our net interest income could be adversely affected. Additionally, our competitors may offer products and services that we do not or cannot provide, as certain deposit and loan products fall outside of our acceptable level of risk. The Company’s profitability depends upon its ability to compete in its market areas.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At September 30, 2006, we had 29 traditional branch offices and nine in-store branch offices. The Bank owns the office building in which its home office and executive offices are located. At September 30, 2006, the Bank owned 24 of its other branch offices and the remaining 13 branch offices, including nine in-store locations, were leased.

For additional information regarding our lease obligations, see “Note 6 of the Consolidated Financial Statements” of the attached Annual Report to Stockholders for the year ended September 30, 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2006.

PART II
Item 5. Market for the Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

The section entitled “Stockholder Information” of the attached Annual Report to Stockholders for the year ended September 30, 2006 is incorporated herein by reference.

See “Note 1 of the Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital” of the attached Annual Report to Stockholders for the year ended September 30, 2006 regarding the OTS restrictions on dividends from the Bank to the Company.

The following table summarizes our share repurchase activity during the three months ended September 30, 2006 and additional information regarding our share repurchase program. The repurchase plan of 1,536,102 shares was completed on September 26, 2006. On May 26, 2006, the board of directors approved a new stock repurchase program. Under the new plan, the Company may repurchase up to 500,000 shares from time to time, depending on market conditions and other factors, in open-market and other transactions. The shares would be held as treasury stock for general corporate use. The plan has no expiration date and had 499,661 shares remaining as of September 30, 2006.

	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased as	Of Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share(1)	Announced Plans	Under the Plan
July 1, 2006 through
July 31, 2006	7,289	33.81	7,289	545,065
August 1, 2006 through
August 31, 2006	29,697	33.71	29,697	515,368
September 1, 2006 through
September 30, 2006	15,707	35.11	15,707	499,661
Total	52,693	34.14	52,693	499,661
(1)	Reflects the average price paid per share to purchase the shares acquired in the open market.

Item 6. Selected Financial Data

The section entitled “Selected Consolidated Financial Data” of the attached Annual Report to Stockholders for the fiscal years ended September 30, 2002 through September 30, 2006 is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the attached Annual Report to Stockholders for the year ended September 30, 2006 is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The section entitled “Management Discussion of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure about Market Risk” of the attached Annual Report to Stockholders for the year ended September 30, 2006 is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data

The section entitled “Consolidated Financial Statements” of the attached Annual Report to Stockholders for the fiscal year ended September 30, 2006 is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures

John B. Dicus, the Company’s President and Chief Executive Officer, and Kent G. Townsend, the Company’s Executive Vice President, Chief Financial Officer and Treasurer, have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, the “Act”) as of September 30, 2006. Based upon their evaluation, they have concluded that as of September 30, 2006, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s report on our internal control over financial reporting and the report thereon of our independent registered public accounting firm are contained in the attached Annual Report to Stockholders for the fiscal year ended September 30, 2006 and incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Act that occurred during the Company’s last fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required by this item concerning the Company’s directors and compliance with section 16(a) of the Act is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2007, except for information contained under the heading “Compensation Committee Report on Executive Compensation”, “Report of the Audit Committee of the Board of Directors” and “Stockholder Return Performance Presentation”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I, under the caption “Executive Officers” of this Form 10-K.

Information required by this item regarding the audit committee of the Company’s board of directors, including information regarding the audit committee financial expert serving on the audit committee, is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2007, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Item 11.  Executive Compensation

Information required by this item concerning compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2007, except for information contained under the heading “Compensation Committee Report on Executive Compensation”, “Report of the Audit Committee of the Board of Directors” and “Stockholder Return Performance Presentation”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2007, except for information contained under the heading “Compensation Committee Report on Executive Compensation”, “Report of the Audit Committee of the Board of Directors” and “Stockholder Return Performance Presentation”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of September 30, 2006 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Number of Shares
Remaining Available
for Future Issuance
	Number of Shares		Under Equity
	to be issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)

Equity compensation plans approved
by stockholders	668,457	$20.43	563,305(1)
Equity compensation plans not approved
by stockholders	N/A	N/A	N/A
Total	668,457	$20.43	563,305

(1) This amount includes 180,587 shares issuable under the Company's Recognition and Retention Plan.

Item 13.  Certain Relationships and Related Transactions

Information required by this item concerning certain relationships and related transactions is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2007, except for information contained under the heading “Compensation Committee Report on Executive Compensation”, “Report of the Audit Committee of the Board of Directors” and “Stockholder Return Performance Presentation”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.  Principal Accounting Fees and Services

Information required by this item concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2007, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a)     The following is a list of documents filed as part of this report:

(1)  Financial Statements:

The following financial statements are included under Part II, Item 8 of this Form 10-K:

1. Report of Independent Registered Public Accounting Firm.
2. Consolidated Balance Sheets as of September 30, 2006 and 2005.
3. Consolidated Statements of Income for the Years Ended September 30, 2006, 2005 and 2004.
4. Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2006, 2005 and 2004.
5. Consolidated Statements of Cash Flows for the Years Ended September 30, 2006, 2005 and 2004.
6. Notes to Consolidated Financial Statements for the Years Ended September 30, 2006, 2005 and 2004.

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

CAPITOL FEDERAL FINANCIAL

Date: December 14, 2006	By:	/s/ John B. Dicus
John B. Dicus, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ John B. Dicus	By:	/s/ B. B. Andersen
	John B. Dicus, President		B. B. Andersen, Director
	and Chief Executive Officer		Date: December 14, 2006
(Principal Executive Officer)
Date: December 14, 2006

By:	/s/ John C. Dicus	By:	/s/ Michael T. McCoy, M.D.
	John C. Dicus, Chairman of the Board		Michael T. McCoy, M.D., Director
	Date: December 14, 2006		Date: December 14, 2006

By:	/s/ Kent G. Townsend	By:	/s/ Marilyn S. Ward
	Kent G. Townsend, Executive Vice President,		Marilyn S. Ward, Director
	Chief Financial Officer and Treasurer		Date: December 14, 2006
(Principal Financial Officer)
Date: December 14, 2006

By:	/s/ Jeffrey R. Thompson	By:	/s/ Tara D. Van Houweling
	Jeffrey R. Thompson, Director		Tara D. Van Houweling, First Vice President
	Date: December 14, 2006		and Reporting Director
(Principal Accounting Officer)
By:	/s/ Jeffrey M. Johnson		Date: December 14, 2006
Jeffrey M. Johnson, Director
Date: December 14, 2006

INDEX TO EXHIBITS
Exhibit Number	Document
2.0	Plan of Reorganization and Stock Issuance Plan*
3(i)	Federal Stock Charter of Capitol Federal Financial*
3(ii)	Bylaws of Capitol Federal Financial filed on August 4, 2004 as Exhibit 3(ii) to the June 30, 2004 Form 10-Q
4(i)	Form of Stock Certificate of Capitol Federal Financial*
4(ii)	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, the instruments defining the rights of the holders of the Registrant’s long-term debt.
10.1	Registrant’s Thrift and Stock Ownership Plan filed on December 14, 2005 as Exhibit 10.1 to the Annual Report on Form 10-K
10.2	Registrant’s 2000 Stock Option and Incentive Plan (the “Stock Option Plan”) filed on April 13,
2000 as Appendix A to Registrant’s Revised Proxy Statement (File No. 000-25391)
10.3	Registrant’s 2000 Recognition and Retention Plan (the “RRP) filed on April 13, 2000 as
Appendix B to Registrant’s Revised Proxy Statement (File No. 000-25391)
10.4	Capitol Federal Financial Deferred Incentive Bonus Plan

10.5	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q
10.6	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4,
2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q
10.7	Form of Restricted Stock Agreement under the RRP filed on February 4, 2005 as Exhibit 10.7 to the
December 31, 2004 Form 10-Q
10.8	Description of Named Executive Officer Salary and Bonus Arrangements

10.9	Description of Director Fee Arrangements filed on February 6, 2006 as Exhibit 10.9 to the
December 31, 2005 Form 10-Q
10.10	Short-term Performance Plan filed on December 14, 2005 as Exhibit 10.10 to the Annual
Report on Form 10-K for the fiscal year ended September 30, 2005
11	Statement re: computation of earnings per share**
13	Annual Report to Stockholders
14	Code of Ethics***
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, President and Chief Executive Officer
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
32
Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chief Executive Officer and President, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer

   *Incorporated by reference from Capitol Federal Financial’s Registration Statement on Form S-1 (File No. 333-68363) filed on February 11, 2000, as amended and declared effective on the same date.

  **No statement is provided because the computation of per share earnings on both a basic and fully diluted basis can be clearly determined from the Financial Statements included in the 2006 Annual Report to Stockholders, filed herewith.

 ***May be obtained free of charge from the Registrant’s Investor Relations Officer by calling (785) 270-6055 or from the Registrant’s internet website at www.capfed.com.