Form 10-Q
period 2006-12-31
CAPITOL FEDERAL FINANCIAL
filed 2007-02-05
CIK 1074433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

Form 10-Q
(Mark One)
☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

                                                                                                 or

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

          As of January 29, 2007, there were 74,123,605 shares of Capitol Federal Financial Common Stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data and amounts)

	December 31,	September 30,
	2006	2006
ASSETS:	(Unaudited )
Cash and cash equivalents	$187,479	$183,242
Investment securities:
Available-for-sale, at market (amortized cost of $145,927 and $189,275)	145,984	189,480
Held-to-maturity, at cost (market value of $692,115 and $233,525)	698,530	240,000
Mortgage-related securities:
Trading, at market	--	396,904
Available-for-sale, at market (amortized cost of $486,541 and $558,939)	485,748	556,248
Held-to-maturity, at cost (market value of $1,157,631 and $1,101,159)	1,182,800	1,131,634
Loans receivable held-for-sale, net	1,420	1,440
Loans receivable, net	5,229,032	5,221,117
Mortgage servicing rights ("MSR"), net	6,508	6,917
Capital stock of Federal Home Loan Bank ("FHLB"), at cost	167,829	165,130
Accrued interest receivable	35,848	38,032
Premises and equipment, net	27,620	26,500
Real estate owned, net	1,770	2,409
Income taxes receivable, net	4,857	5,359
Deferred income taxes, net	14,955	20,967
Other assets	15,453	13,694
TOTAL ASSETS	$8,205,833	$8,199,073

LIABILITIES:
Deposits	$3,934,707	$3,900,431
Advances from FHLB	3,270,125	3,268,705
Other borrowings, net	53,481	53,467
Advance payments by borrowers for taxes and insurance	15,826	48,353
Accounts payable and accrued expenses	64,555	64,898
Total liabilities	7,338,694	7,335,854

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 shares authorized; 91,512,287
shares issued as of December 31, 2006 and September 30, 2006	915	915
Additional paid-in capital	431,931	429,286
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(13,611)	(14,784)
Unearned compensation, Recognition and Retention Plan ("RRP")	(737)	(825)
Retained earnings	759,086	760,890
Accumulated other comprehensive loss	(457)	(1,543)
Less shares held in treasury (17,396,732 and 17,480,537 shares as of
December 31, 2006 and September 30, 2006, at cost)	(309,988)	(310,720)
Total stockholders' equity	867,139	863,219

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,205,833	$8,199,073

See accompanying notes to consolidated interim financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars and share counts in thousands except per share data and amounts)
	For the Three Months Ended
	December 31,
	2006	2005
INTEREST AND DIVIDEND INCOME:
Loans receivable	$73,192	$75,160
Mortgage-related securities	19,521	19,344
Investment securities	6,684	4,894
Cash and cash equivalents	3,070	79
Capital stock of FHLB	2,699	2,383
Total interest and dividend income	105,166	101,860

INTEREST EXPENSE:
Deposits	35,469	27,245
FHLB advances	40,741	39,804
Other borrowings	1,129	955
Total interest expense	77,339	68,004

NET INTEREST AND DIVIDEND INCOME	27,827	33,856
(RECOVERY)PROVISION FOR LOAN LOSSES	(280)	268
NET INTEREST AND DIVIDEND INCOME AFTER
(RECOVERY)PROVISION FOR LOAN LOSSES	28,107	33,588

OTHER INCOME:
Retail fees and charges	4,288	4,349
Loan fees	661	475
Insurance commissions	441	424
Gain on trading securities, net	34	--
Loss on available-for-sale securities, net	(47)	--
Other, net	838	594
Total other income	6,215	5,842

OTHER EXPENSES:
Salaries and employee benefits	10,121	9,935
Occupancy of premises	2,870	3,098
Regulatory and outside services	1,643	1,199
Deposit and loan transaction costs	1,050	1,109
Advertising	889	697
Other, net	1,058	1,554
Total other expenses	17,631	17,592
INCOME BEFORE INCOME TAX EXPENSE	16,691	21,838
INCOME TAX EXPENSE	6,440	8,525
NET INCOME	$10,251	$13,313

Basic earnings per common share	$0.14	$0.18
Diluted earnings per common share	$0.14	$0.18
Dividends declared per share	$0.59	$0.80

Weighted average number of common shares outstanding:
Basic	72,627	72,650
Diluted	72,835	72,972

See accompanying notes to consolidated interim financial statements.

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands except per share data and amounts)

						Accumulated
		Additional	Unearned	Unearned		Other
	Common	Paid-In	Compensation	Compensation	Retained	Comprehensive	Treasury
	Stock	Capital	(ESOP)	(RRP)	Earnings	Loss	Stock	Total

Balance at October 1, 2006	$915	$429,286	$(14,784)	$(825)	$760,890	$(1,543)	$(310,720)	$863,219
Comprehensive income:
Net income					10,251			10,251
Changes in unrealized losses on
available-for-sale securities, net of
deferred income taxes of $664 thousand						1,086		1,086
Total comprehensive income								11,337

Tax benefit of market value change in vested
RRP shares		8						8
Common stock committed to be released for
allocation - ESOP		1,388	504					1,892
Acquisition of treasury stock							(41)	(41)
Stock options exercised		1,191					777	1,968
Treasury stock activity related to RRP, net		(10)		4			(4)	(10)
Amortization of unearned compensation - RRP				84				84
Stock based compensation expense		68						68
Dividends in excess of debt service cost - ESOP			669					669
Dividends on common stock to stockholders
($.59 per public share)					(12,055)			(12,055)
Balance at December 31, 2006	$915	$431,931	$(13,611)	$(737)	$759,086	$(457)	$(309,988)	$867,139

See accompanying notes to consolidated interim financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)	For the Three Months Ended
	December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,251	$13,313
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(2,699)	(2,383)
Net loan origination fees capitalized	468	207
Amortization of net deferred loan origination fees	(348)	(332)
(Recovery) provision for loan losses	(280)	268
Losses (gains) on sale of premises and equipment, net	3	(5)
Gains on sale of real estate owned, net	(134)	(55)
Gains on sale of loans receivable held-for-sale	(5)	(4)
Gains on trading securities, net	(34)	--
Loss on available-for-sale securities, net	47	--
Originations of loans receivable held-for-sale	(252)	(385)
Proceeds from sale of loans receivable held-for-sale	277	424
Amortization of MSR	294	--
Impairment of MSR	115	--
Amortization and accretion of premiums and discounts on
mortgage-related and investment securities	33	2,421
Principal collected on trading securities	7,729	--
Proceeds from sale of trading securities	389,209	--
Depreciation and amortization of premises and equipment	747	852
Amortization of deferred debt issuance costs	14	14
Common stock committed to be released for allocation - ESOP	1,892	1,709
RRP shares sold, net of forfeitures	(10)	--
Stock based compensation - stock options and RRP	152	137
Changes in:
Accrued interest receivable	2,184	2,839
Other assets	(2,089)	1,491
Income taxes payable/receivable and deferred income taxes	5,858	8,058
Accounts payable and accrued expenses	1,407	833
Net cash provided by operating activities	414,829	29,402

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities or calls of investment securities AFS	45,000	--
Purchases of investment securities AFS	(1,520)	--
Proceeds from maturities or calls of investment securities HTM	12,000	--
Purchases of investment securities HTM	(469,620)	--
Principal collected on mortgage-related securities AFS	56,298	91,670
Proceeds from sale of mortgage-related securities AFS	15,237	--
Principal collected on mortgage-related securities HTM	56,710	84,064
Purchases of mortgage-related securities HTM	(108,135)	--
Loan originations, net of principal collected	(26,578)	(16,905)
Loan purchases, net of principal collected	18,173	(84,767)
Purchases of premises and equipment, net	(1,870)	(2,449)
Proceeds from sales of real estate owned	1,423	612
Net cash (used in) provided by investing activities	(402,882)	72,225

(Continued)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(12,055)	(16,387)
Dividends in excess of debt service cost of ESOP, net	669	(79)
Deposits, net of withdrawals	34,276	(23,060)
Proceeds from advances/line of credit from FHLB	--	439,300
Repayments on advances/line of credit from FHLB	--	(475,700)
Change in advance payments by borrowers for taxes and insurance	(32,527)	(31,111)
Acquisitions of treasury stock	(41)	(1,844)
Stock options exercised	1,387	21
Excess tax benefits from stock options	581	--
Net cash used in financing activities	(7,710)	(108,860)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,237	(7,233)
CASH AND CASH EQUIVALENTS:
Beginning of period	183,242	58,566
End of period	$187,479	$51,333

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$--	$465
Interest payments, net of interest credited to deposits	$44,009	$42,653

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Loans transferred to real estate owned	$650	$582

Market value change related to fair value hedge:
Interest rate swaps hedging FHLB advances	$(1,420)	$4,563

(Concluded)
See accompanying notes to consolidated interim financial statements.
<Index>

Notes to Consolidated Interim Financial Statements (Unaudited)

1.   Basis of Financial Statement Presentation
The accompanying consolidated financial statements of Capitol Federal Financial and subsidiary (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K to the Securities and Exchange Commission (“SEC”). Interim results are not necessarily indicative of results for a full year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, other-than-temporary declines in the value of securities, the valuation of mortgage servicing rights, deferred income tax assets, and derivative instruments. See “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”

The Company is the sole shareholder of Capitol Federal Savings Bank (the “Bank”). The Company’s majority shareholder is Capitol Federal Savings Bank MHC (“MHC”), a federally chartered mutual holding company.

2.   Earnings Per Share
For the quarter ended December 31, 2006, basic and diluted earnings per share were $0.14. The Company accounts for the 3,024,574 shares acquired by its ESOP in accordance with Statement of Position (“SOP”) 93-6 and the shares acquired for its RRP in a manner similar to the ESOP shares; shares acquired by the ESOP and the RRP are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee’s individual account. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.
	For the Three Months Ended
	December 31,
	2006	2005 (1)
(Dollars in thousands, except per share amounts)

Net income	$10,251	$13,313

Average common shares outstanding	72,626,122	72,649,222
Average committed ESOP shares outstanding	548	548
Total basic average common shares outstanding	72,626,670	72,649,770

Effect of dilutive RRP shares	7,869	3,496
Effect of dilutive stock options	200,480	318,278
Total diluted average common shares outstanding	72,835,019	72,971,544

Net earnings per share:
Basic	$0.14	$0.18
Diluted	$0.14	$0.18

(1) Options to purchase 149,000 shares of common stock at prices between $33.69 per share and $36.19 per share were outstanding as of December 31, 2005, but were not included in the computation of diluted EPS because they were anti-dilutive for the three months ended December 31, 2005.

3.   Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, if the holder irrevocably elects to account for the whole instrument on a fair value basis, and clarifies various aspects of SFAS No. 133 and SFAS No. 140 relating to derivative financial instruments and qualifying special-purpose entities holding derivative financial instruments. The Company’s adoption of SFAS No. 155 during the current quarter had no impact on its financial condition or results of operations.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract as defined in the SFAS. It requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and allows an entity to choose between amortization or fair value measurement methods for each class of separately recognized servicing assets and servicing liabilities. It also permits a one-time reclassification of available-for-sale securities to trading without tainting the investment portfolio, provided the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities. The Company’s adoption of SFAS No. 156 during the current quarter had no impact on its financial condition or results of operations, as management will continue to value MSR at the lower of cost or market.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company and/or the Bank may from time to time make written or oral “forward looking statements,” including statements contained in the documents we file with or furnish to the SEC. These forward-looking statements may be included in this Quarterly Report on Form 10-Q and the exhibits attached to it, in the Company’s reports to stockholders and in other communications by the Company, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

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

As used in this Form 10-Q, unless we specify otherwise, “the Company,” “we,” “us,” and “our” refer to Capitol Federal Financial, a United States corporation. “Capitol Federal Savings,” and “the Bank,” refer to Capitol Federal Savings Bank, a federal savings bank and the wholly-owned subsidiary of the Company. “MHC” refers to Capitol Federal Savings Bank MHC, a mutual holding company and majority-owner of the Company.

The following discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company. It should be read in conjunction with the consolidated financial statements and notes presented in this report. The discussion includes comments relating to the Bank, since the Bank is wholly owned by the Company and comprises the majority of assets and is the principal source of income for the Company. This discussion and analysis should be read in conjunction with the management discussion and analysis included in the Company’s 2006 Annual Report on Form 10-K to the SEC.

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

The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, mortgage-related securities, and investments, and the interest paid on deposits and borrowings. We generally price our loan and deposit products based upon an analysis of our competition and changes in market rates. On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies. While we do not explicitly price our products at a margin to a specific market rate or index, our products tend to be priced at a margin to general market rates or indices. While national market rates change constantly, and rates offered by competitors with nationwide delivery channels may change during a business day, our offered rates generally remain available to customers for up to a week on deposit products and several days to a week on loan products. Our one- to four-family mortgage loans are generally priced based upon the 10-year Treasury rate while the rates on our deposits are generally priced based upon short-term Treasury rates. The majority of our loans are fixed-rate products with maturities up to 30 years, while the majority of our deposits have maturity or reprice dates of less than two years.

During the quarter, the Federal Open Market Committee of the Federal Reserve Board left the Federal Funds rate unchanged at 5.25%, but indicated continued inflationary concerns and concerns over the potential impact of the slowdown in the housing market on the economy. The Federal Funds rate is the rate at which depository institutions lend reserve requirement surplus balances at the Federal Reserve to other depository institutions in deficit of their reserve requirement. An increase in this rate does not directly impact the rates offered to loan and deposit consumers, but the trickle-down effect caused by an increase in borrowing costs for banks may be eventually realized in mortgage, consumer, and corporate loan rates and deposit rates.

During the first quarter of fiscal year 2007, the yield curve remained inverted, which was a continuation of the flat or inverted yield curve environment realized through the majority of fiscal year 2006. This yield curve environment has resulted in the compression of the Company’s net interest margin, as the interest-earning assets of the Company generally take longer to reprice relative to its interest-bearing liabilities. The current inverted yield curve environment is likely to cause a continuation of the net interest margin compression during fiscal year 2007.

Net income for the first quarter of fiscal year 2007 was $10.3 million compared to $13.3 million for the same period in the prior fiscal year. The $3.0 million decrease in net income was primarily a result of a $9.3 million increase in interest expense, which was partially offset by a $3.3 million increase in interest and dividend income and a $2.1 million decrease in income tax expense as a result of decreased earnings. The increase in interest expense was mainly attributable to higher rates on the certificate of deposit and money market portfolios, and, to a lesser extent, the interest rate swaps which are all generally priced based upon short-term interest rates (two year and shorter maturities). The $3.3 million increase in interest and dividend income was primarily a result of a $3.0 million increase in interest on cash and cash equivalents and a $1.8 million increase in interest income from investment securities, which was partially offset by a $2.0 million decrease in interest income on loans receivable.

During the quarter, management continued its fiscal year 2006 asset management strategy of shortening the average life of the Bank’s assets to address the interest rate sensitivity that has occurred during the current interest rate environment. During the current quarter, all trading securities were sold, and proceeds invested into short-term securities, generally with terms to maturity or reprice of two years or less. Management intends to continue purchasing short-term securities and adjustable-rate securities with terms to maturity or reprice of generally two years or less for the foreseeable future.

The Bank experienced continued high levels of competition for retail deposit dollars due to aggressive pricing by other financial institutions in its local markets. The Bank increased the average rates on its money market and certificate of deposit portfolios to remain competitive, with an emphasis on the mid-term maturity certificate of deposit market, which has resulted in an increase in the average cost of the deposit portfolio of 10 basis points. Management continues to monitor the Bank’s local deposit market pricing environment for its impact on the Bank’s operations and will adjust the Bank’s pricing on deposit accounts accordingly. Management actively looks for pricing opportunities that will allow the Bank to maintain its current size or grow in a profitable manner.

Subsequent to December 31, 2006, management did not renew $200.0 million of maturing FHLB advances as the renewal rate on the advances was approximately 5.30% compared to the rate on the maturing advances of 3.37%. The interest rate on the Bank’s short-term investment opportunities for these funds were less than or equal to what the rate would have been on the new advances. Management will continue to monitor the Bank’s investment opportunities and balance those opportunities with the cost of FHLB advances or other funding sources. See additional discussion of interest rate risk in "Item 7A. Quantitative and Qualitative Disclosure About Market Risk."

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

Critical Accounting Policies

Our most critical accounting policies are the methodologies used to determine the allowance for loan losses, other-than-temporary declines in the value of securities, the valuation of MSR and deferred income tax assets, and our policy regarding derivative instruments. These policies are important to the presentation of our financial condition and results of operations, involve a high degree of complexity, and require management to make difficult and subjective judgments that may require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could cause reported results to differ materially. These critical accounting policies and their application are reviewed at least annually by our audit committee and board of directors. The following is a description of our critical accounting policies and an explanation of the methods and assumptions underlying their application.

Allowance for Loan Losses. Management maintains an allowance for loan losses to absorb losses known and inherent in the loan portfolio based upon ongoing quarterly assessments of the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which includes a formula allowance, specific allowances for identified problem loans and portfolio segments, and knowledge of economic conditions that may lead to credit risk concerns about the loan portfolio or segments of the loan portfolio. In addition, the allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.” These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

One- to four-family mortgage loans and consumer loans that are not impaired, as defined in SFAS No. 114 and No. 118, are collectively evaluated for impairment using a formula allowance as permitted by SFAS No. 5, “Accounting for Contingencies”. Loans on residential properties with greater than four units, residential construction loans and commercial properties that are delinquent or where the borrower’s total loan concentration balance is greater than $1.5 million (excluding one- to four-family mortgage loans) are evaluated for impairment on a loan by loan basis at least annually. If no impairment exists, these loans are included in the formula allowance. The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of pools of loans. Changes in risk evaluations of both performing and non-performing loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience and on significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. Loan loss factors for portfolio segments are representative of the credit risks associated with loans in those segments. The greater the credit risks associated with a particular segment, the greater the loss factor. Loss factors increase as individual loans become classified, delinquent, the foreclosure process begins, or as economic conditions warrant.

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

Securities Impairment. Management continually monitors the investment and mortgage-related security portfolios for impairment on a security by security basis. Many factors are considered in determining whether the impairment is deemed to be other-than-temporary, including, but not limited to, the length of time the security has had a market value less than the cost basis, the severity of the loss, the intent and ability of the Bank to hold the security for a period of time sufficient for a substantial recovery of its investment, recent events specific to the issuer or industry including the issuer’s financial condition and current ability to make future payments in a timely manner, external credit ratings and recent downgrades in such ratings. If management deems such decline to be other-than-temporary, the carrying value of the security is adjusted and an impairment amount is recorded in the consolidated statements of income.

Valuation of Mortgage Servicing Rights. The Bank records MSR as a result of retaining the servicing of loans that are owned by another entity. Impairment exists if the carrying value of MSR exceeds the estimated fair value of the MSR. MSR are stratified by the underlying loan term and by interest rate. Individual impairment allowances for each stratum are established when necessary and then adjusted in subsequent periods to reflect changes in the measurement of impairment. The estimated fair value of each MSR stratum is determined through analysis of future cash flows incorporating numerous assumptions including: servicing income, servicing costs, market discount rates, prepayment speeds, and other market driven data.

The fair value of MSR is highly sensitive to changes in assumptions. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSR. Generally, as interest rates decline, prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSR. As interest rates rise, prepayments slow which generally results in an increase in the fair value of MSR. All assumptions are reviewed for reasonableness on a quarterly basis and adjusted as necessary to reflect current and anticipated market conditions. Thus, any measurement of the fair value of MSR is limited by the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if applied at a different point in time. We receive an independent appraisal of the fair value of our MSR at least annually.

Valuation of Deferred Income Tax Assets. Management assesses the available positive and negative evidence surrounding the recoverability of deferred income tax assets on a quarterly basis. A valuation allowance will be recorded to reduce deferred income tax assets when it is more likely than not that the assets will not be realized.

Derivative Instruments. The Bank has entered into interest rate swap agreements to hedge certain FHLB advances (“swapped FHLB advances”). When the Bank entered into the interest rate swap agreements, they were designated as fair value hedges. All terms of the interest rate swap agreements relating to the pay, fixed-rate components, and timing of cash flows match the terms of the swapped FHLB advances. Therefore, the Bank has assumed no ineffectiveness in the hedging relationship and accounts for the interest rate swaps using the shortcut method, under which any gain or loss in the fair value of the interest rate swaps is recorded as an other asset or liability and is offset by a gain or loss on the hedged FHLB advances.

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

Financial Condition

Total assets increased from $8.20 billion at September 30, 2006 to $8.21 billion at December 31, 2006. The increase in assets was attributed mainly to an increase in loans receivable of $7.9 million.

Total liabilities remained relatively unchanged compared to September 30, 2006, at $7.34 billion for both quarter ends. The slight increase in liabilities of $2.8 million was due primarily to an increase in deposits of $34.3 million, particularly in the checking and money market portfolios due to the timing of payroll deposits. This increase was offset by a $32.5 million decrease in advance payments by borrowers for taxes and insurance due to the timing of escrow payments.

Stockholders’ equity increased $3.9 million from $863.2 million at September 30, 2006 to $867.1 million at December 31, 2006.

The following table presents selected balance sheet data for the Company at the dates indicated.
	Balance at
	December 31,	September 30,	June 30,	December 31,
	2006	2006	2006	2005
	(Dollars in thousands, except per share amounts)
Selected Balance Sheet Data:
Total assets	$8,205,833	$8,199,073	$8,117,173	$8,318,836
Cash and cash equivalents	187,479	183,242	105,162	51,333
Investment securities	844,514	429,480	382,128	430,517
Mortgage-related securities	1,668,548	2,084,786	1,788,858	1,967,564
Loans receivable, net	5,229,032	5,221,117	5,564,502	5,565,077
Mortgage servicing rights	6,508	6,917	2,487	2,677
Capital stock of FHLB	167,829	165,130	167,556	184,642
Deposits	3,934,707	3,900,431	3,895,869	3,937,237
Advances from FHLB	3,270,125	3,268,705	3,207,865	3,385,502
Other borrowings	53,481	53,467	53,453	53,424
Stockholders' equity	867,139	863,219	860,032	862,238
Accumulated other comprehensive loss	(457)	(1,543)	(4,359)	(3,470)
Equity to total assets at end of period	10.57%	10.53%	10.60%	10.36%
Book value per share	$11.92	$11.89	$11.85	$11.87
Shares outstanding	72,725,595	72,589,660	72,565,520	72,653,502

The following table presents rate information at the dates indicated.

	December 31,	September 30,	June 30,	December 31,
	2006	2006	2006	2005
Average Yield / Cost at End of Period: (annualized)
Loans receivable	5.66%	5.64%	5.59%	5.51%
Mortgage-related securities	4.26	4.54	4.14	3.84
Investment securities	4.82	4.46	4.35	4.54
Deposits	3.68	3.61	3.40	2.86
FHLB advances	4.88	4.88	4.82	4.59
Borrowings, other	8.14	8.28	7.84	6.92

Loans Receivable. The loan portfolio increased from $5.22 billion at September 30, 2006 to $5.23 billion at December 31, 2006. The $7.9 million growth in the loan portfolio was a result of $169.5 million in originations, $26.4 million in mortgage loans purchased from correspondent lenders, and a continued slight slowdown in prepayment speeds during the quarter. The increase in the portfolio due to originations and purchases was partially offset by $194.0 million in principal repayments during the quarter.

Purchased loans from nationwide lenders represented 20.4% of the loan portfolio at December 31, 2006 compared to 21.3% at September 30, 2006. As of December 31, 2006, the average balance of a purchased loan was approximately $346 thousand.

Included in the loan portfolio at December 31, 2006 was $437.1 million of interest-only loans, which were primarily purchased from nationwide lenders during fiscal year 2005. These loans do not typically require principal payments during their initial term. The interest-only loans in our portfolio have initial terms of either five or ten years, with approximately equal distribution between the two terms. Loans of this type generally are considered to be of greater risk to the lender because of the possibility that the borrower may default once principal payments are required. We attempt to mitigate the risk of interest-only loans by using prudent underwriting criteria. The interest-only loans we purchased have an average credit score of 734 and an average loan-to-value ratio of 80% or less at the time of purchase. As of December 31, 2006, we have not experienced performance problems with our interest-only loans.

Total one- to four-family loan originations during the current three month period were $138.5 million at an average rate of 5.96% compared to one- to four-family loan originations of $154.1 million at an average rate of 5.58% for the same period one year ago. Of the one- to four- family loans originated during the current three month period and the same period one year ago, $114.0 million and $118.4 million, respectively, were fixed-rate. Generally, during the quarter ended December 31, 2006, the Bank’s 30 year fixed-rate loans, with no points paid by the borrower, were priced at approximately 145 basis points above the average 10-year Treasury rate, while the Bank’s 15 year fixed-rate loans were priced approximately 110 basis points above the average 10-year Treasury rate. The Bank’s loan pricing is comparable to the secondary mortgage market pricing.

The following table summarizes the activity in the loan portfolio for the periods indicated, excluding changes in loans in process, deferred fees and allowance for loan losses. Included in the three months ending March 31, 2006 repayment amounts are $47.6 million of loans which were repurchased by a seller. These loans were purchased during fiscal year 2005.

	For the Three Months Ended
	December 31, 2006		September 30, 2006		June 30, 2006		March 31, 2006
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Loans receivable:	(Dollars in thousands)
Beginning balance	$ 5,257,473	5.55%	$ 5,601,211	5.51%	$ 5,554,691	5.45%	$ 5,600,378	5.41%
Originations and refinances	169,473	6.39	215,763	6.63	249,077	6.46	150,741	6.34
Purchases	26,372	5.98	85,295	6.08	40,115	5.99	53,917	5.51
Repayments	(193,991)		(240,209)		(242,449)		(249,837)
Principal balance of loans
exchanged for securities	--	--	(404,819)	5.72	--	--	--	--
Other	530		232		(223)		(508)
Ending balance	$ 5,259,857	5.57%	$ 5,257,473	5.55%	$ 5,601,211	5.51%	$ 5,554,691	5.45%

The following table presents the Company’s loan portfolio at the dates indicated.

	December 31, 2006			September 30, 2006
	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$4,940,363	5.44%	93.93%	$4,931,505	5.41%	93.80%
Multi-family	48,663	6.50	0.93	48,331	6.50	0.92
Commercial	10,130	6.43	0.19	8,443	6.36	0.16
Construction and development	37,168	5.94	0.70	45,452	5.81	0.87
Total real estate loans	5,036,324	5.45	95.75	5,033,731	5.43	95.75

Consumer Loans:
Savings loans	6,161	6.27	0.12	6,250	6.12	0.12
Automobile	4,114	6.87	0.08	3,660	6.88	0.07
Home equity	209,384	8.40	3.98	210,008	8.40	3.99
Other	3,874	8.26	0.07	3,824	8.27	0.07
Total consumer loans	223,533	8.31	4.25	223,742	8.31	4.25
Total loans receivable	5,259,857	5.57%	100.00%	5,257,473	5.55%	100.00%

Less:
Loans in process	17,244			22,605
Unearned fees and deferred costs	9,438			9,318
Allowance for losses	4,143			4,433
Total loans receivable, net	$5,229,032			$5,221,117

Other information:
Loans serviced for others	$750,528			$776,094

.

Asset Quality

Non-performing loans consist primarily of loans 90 or more days delinquent and loans in the process of foreclosure. Non-performing loans increased $1.1 million during the first quarter of fiscal year 2007 from $5.6 million to $6.7 million at December 31, 2006. The increase in non-performing loans increased our ratio of non-performing loans to total loans from 0.11% as of September 30, 2006 to 0.13% at December 31, 2006. Of the $6.7 million, $5.0 million, or 74%, of non-performing loans are secured by property located in our market areas. At December 31, 2006, the value of the collateral underlying each of the non-performing loans exceeded the amount necessary to pay off the remaining loan balance.

Loans 30 to 89 days delinquent, which are not included in non-performing loans, increased approximately $4.2 million from $20.5 million at September 30, 2006 to $24.7 million at December 31, 2006. Of the $24.7 million at December 31, 2006, $20.1 million, or 81% of 30-89 day delinquent loans represent loans secured by property located in our market areas.

The risk that our non-performing and other delinquent loans may increase is primarily driven by the state of the local economies in which we lend. Since the loans we originate in our market areas are geographically concentrated, we attempt to mitigate the risks of this concentration by purchasing loans from outside our market areas. At December 31, 2006, the asset quality of our purchased loans was essentially the same as loans originated locally. In most of our market areas, the economy has continued to be generally stable. Other risks to our loan portfolio remained largely unchanged from September 30, 2006.

The following table presents the Company’s 30-89 day delinquent loans, non-performing loans, and real estate owned at the dates indicated. The ratios of non-performing loans to total loans and non-performing assets to total assets do not include loans that are 30-89 days delinquent. Non-performing assets include non-performing loans and real estate owned.
	December 31,	September 30,	December 31,
	2006	2006	2005
Asset quality information:	(Dollars in thousands)
Loans 30-89 days delinquent	$24,716	$20,478	$27,690
Non-performing loans	6,681	5,609	9,558
Real estate owned	1,770	2,401	1,678
Asset quality ratios:
Non-performing assets to total assets	0.10%	0.10%	0.14%
Non-performing loans to total loans	0.13%	0.11%	0.17%

The allowance for loan losses as a percentage of non-performing loans was 62.01% at December 31, 2006, compared to 79.03% at September 30, 2006 and 50.56% at December 31, 2005. The decrease in the ratio of allowance for loan losses to non-performing loans since September 30, 2006 primarily resulted from an increase in non-performing loans. Charge-offs, net of recoveries, totaled $10 thousand for the current quarter and represented .15% of average non-performing loans and less than 0.01% of the average outstanding balance of loans receivable.

The following table presents the Company’s activity for the allowance for loan losses and related ratios at the dates and for the periods indicated.
	For the Three Months Ended
	December 31,
	2006	2005
Allowance for loan losses:	(Dollars in thousands)
Beginning balance	$4,433	$4,598
Losses charged against the allowance:
One- to four-family loans	9	21
Consumer loans	1	13
Total charge-offs	10	34
Recoveries	--	--
(Recovery) provision charged to expense	(280)	268
Ending balance	$4,143	$4,832

Allowance for loan losses to non-
performing loans	62.01%	50.56%
Allowance for loan losses to loans
receivable, net	0.08%	0.09%

Mortgage-Related Securities. The balance of mortgage-related securities decreased $416.2 million from $2.08 billion at September 30, 2006 to $1.67 billion at December 31, 2006. The decrease in the portfolio was primarily a result of the sale of the trading securities. The proceeds from the sale of the trading securities were used to purchase short-term investment securities.

The following tables provide a summary of the activity in our portfolio of mortgage-related securities for the periods presented. The yields and weighted average life (“WAL”) for purchases are presented as recorded at the time of purchase. The yields for the beginning and ending balances are as of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The beginning and ending WAL is the estimated remaining maturity of the underlying collateral after projected prepayment speeds have been applied. The decrease in the yield and WAL at December 31, 2006 compared to September 30, 2006 was primarily a result of the sale of the trading securities which had a net yield and WAL greater than that of the existing portfolio. Excluding the yield and WAL on the trading securities, the portfolio yield would have been 4.26% and the WAL would have been 3.74 years at September 30, 2006.

	For the Three Months Ended
	December 31, 2006			September 30, 2006			June 30, 2006			March 31, 2006
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
Mortgage-related securities:	(Dollars in thousands)
Beginning balance	$ 2,084,786	4.54%	4.39	$ 1,788,858	4.14%	3.85	$ 1,839,593	4.01%	3.30	$ 1,967,564	3.84%	3.43
Maturities and repayments	(120,737)			(124,473)			(135,663)			(127,409)
Sale of securities, net of gains	(404,459)
Net amortization of premiums/discounts	(1,075)			(1,222)			(1,709)			(1,662)
Purchases:
Fixed							10,092	6.50	1.65	983	5.65	7.88
Adjustable	108,135	5.17	1.76	22,239	5.95	1.88	77,792	5.98	2.14
Fair value of securities received in exchange of loans				395,828	5.73	7.15
Other-than-temporary impairment of AFS securities				(472)
Change in valuation of securities:
Available-for-sale	1,898			4,028			(1,247)			117
Ending balance	$ 1,668,548	4.26%	3.48	$ 2,084,786	4.54%	4.39	$ 1,788,858	4.14%	3.85	$ 1,839,593	4.01%	3.30

Investment Securities. Investment securities, which consist of agency bonds (primarily issued by Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or FHLB) and municipal investments, increased $415.0 million from $429.5 million at September 30, 2006 to $844.5 million at December 31, 2006. The following tables provide a summary of the activity of investment securities for the periods presented. The yields for the beginning and ending balances are as of the periods presented. The increase in the yield at December 31, 2006 compared to September 30, 2006 was a result of security purchases with net yields greater than the overall portfolio yield. The beginning and ending WAL represent the estimated remaining maturity of the underlying collateral after projected call dates have been considered, based upon market rates at each date presented. The decrease in the WAL at December 31, 2006 compared to September 30, 2006 was primarily due to purchases with a net WAL less than that of the WAL of the overall portfolio.

	For the Three Months Ended
	December 31, 2006			September 30, 2006			June 30, 2006			March 31, 2006
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
Investment securities:	(Dollars in thousands)
Beginning balance	$ 429,480	4.46%	2.63	$ 382,128	4.35%	3.09	$ 380,518	4.41%	2.84	$ 430,517	4.54%	2.73
Maturities and calls	(57,000)			(10,000)			(140,510)			(50,000)
Net amortization of premiums/discounts	1,042			114			10			1
Purchases - fixed rate	471,140	5.18	.68	56,730	5.36	1.72	142,413	5.32	1.27
Change in valuation of AFS securities	(148)			508			(303)
Ending balance	$ 844,514	4.82%	1.66	$ 429,480	4.46%	2.63	$ 382,128	4.35%	3.09	$ 380,518	4.41%	2.84

Liabilities.   Total liabilities remained relatively unchanged compared to September 30, 2006, at $7.34 billion for both quarters. The slight increase in liabilities of $2.8 million was due primarily to an increase in deposits of $34.3 million, particularly in the checking and money market portfolios due to the timing of payroll deposits. This increase was offset by a $32.5 million decrease in advance payments by borrowers for taxes and insurance due to the timing of escrow payments.

At December 31, 2006, $239.4 million of our $2.59 billion in certificates were brokered and public unit deposits, compared to $233.5 million in brokered and public unit deposits at September 30, 2006. The $5.9 million increase between September 30, 2006 and December 31, 2006 was primarily attributed to the acquisition of brokered deposits, offset by maturities of public unit deposits that were not retained because the Bank did not price at the top market rate for public units. Management will continue to monitor the wholesale deposit market for attractive opportunities that it believes will allow the Bank to grow in a sound and profitable manner.

	At			At			At			At
	December 31, 2006			September 30, 2006			June 30, 2006			March 31, 2006
		Average	% of		Average	% of		Average	% of		Average	% of
	Amount	Cost	Total	Amount	Cost	Total	Amount	Cost	Total	Amount	Cost	Total
	(Dollars in thousands)
Checking	$423,907	0.21%	10.77%	$ 402,898	0.21%	10.33%	$ 420,933	0.21%	10.80%	$ 433,913	0.21%	10.81%
Passbook & passcard	101,960	0.65	2.59	106,347	0.65	2.73	113,018	0.65	2.90	118,582	0.65	2.95
Money market	823,151	3.33	20.92	808,910	3.31	20.74	834,419	3.15	21.42	854,350	2.53	21.28
Certificates	2,585,689	4.48	65.72	2,582,276	4.35	66.20	2,527,499	4.14	64.88	2,608,283	3.83	64.96
Total deposits	$3,934,707	3.68%	100.00%	$3,900,431	3.61%	100.00%	$3,895,869	3.40%	100.00%	$4,015,128	3.07%	100.00%

Stockholders’ Equity. Stockholders’ equity increased $3.9 million from $863.2 million at September 30, 2006 to $867.1 million at December 31, 2006.

Dividends from the Company are the only source of funds for MHC. It is expected that MHC will waive future dividends except to the extent they are needed to fund its continuing operations. The following table shows the number of shares eligible to receive dividends (“public shares”) because of the waiver of dividends by MHC at December 31, 2006. The unvested shares in the ESOP receive cash equal to the dividends paid on the public shares. The cash received is used first to repay the annual debt obligation on the loan taken out by the ESOP from the Company at the time of the mutual-to-stock conversion of the Bank to purchase shares for the ESOP. Cash received in excess of the debt obligation is distributed to participants in the plan. Because these shares are held in trust for a future employee benefit, they are excluded from the calculation of public shares.

Total voting shares outstanding at September 30, 2006	74,031,930
Treasury stock acquisitions (1)	(1,113)
RRP grants, net of forfeitures	(400)
Options exercised, net	85,138
Total voting shares outstanding at December 31, 2006	74,115,555
Unvested shares in ESOP	(1,411,470)
Shares held by MHC	(52,192,817)
Total public shares at December 31, 2006	20,511,268

(1)Treasury stock acquisitions represent shares that were received in exchange for the exercise of options.

The following table presents quarterly dividends paid in calendar years 2007, 2006 and 2005. The amount represents dividends paid during the quarter, based on earnings from the previous quarter. The actual amount of dividends to be paid during the quarter ending March 31, 2007, as declared on January 23, 2007, will be based upon the number of shares outstanding on the record date of February 2, 2007. All shares outstanding presented in the table below, except for the quarter ending March 31, 2007, are as of the date of record per the dividend declaration. The number of dividend shares for the quarter ending March 31, 2007 is based upon shares outstanding on January 29, 2007. This does not represent the actual dividend payout, but rather management’s estimate of the number of shares eligible to receive the dividend and the total dividend payout as of January 29, 2007.

	Calendar Year
	2007	2006	2005
	(Dollars in thousands, except per share amounts)
Quarter ended March 31
Number of dividend shares	20,519,318	20,457,283	20,634,728
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,260	$10,229	$10,317
Quarter ended June 30
Number of dividend shares		20,257,420	20,393,519
Dividend per share		$0.50	$0.50
Total dividends paid		$10,129	$10,197
Quarter ended September 30
Number of dividend shares		20,250,134	20,363,619
Dividend per share		$0.50	$0.50
Total dividends paid		$10,125	$10,182
Quarter ended December 31
Number of dividend shares		20,432,393	20,483,464
Dividend per share		$0.50	$0.50
Total dividends paid		$10,216	$10,242
Special year end dividend
Number of dividend shares		20,432,793	20,483,464
Dividend per share		$0.09	$0.30
Total dividends paid		$1,839	$6,145

Calendar year-to-date dividends per share	$.50	$2.09	$2.30

Analysis of Net Interest Income

Net interest income represents the difference between interest income earned on interest-earning assets, such as mortgage loans, investment securities, and mortgage-backed securities, and interest paid on interest-bearing liabilities, such as deposits and FHLB advances. Net interest income depends on the balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

Average Balance Sheet: The following table presents the average balances of our assets, liabilities and stockholders’ equity and the related annualized yields and costs on our interest-earning assets and interest-bearing liabilities for the periods indicated. Average yields are derived by dividing annualized income by the average balance of the related assets and average costs are derived by dividing recorded expense by the average balance of the related liabilities, for the periods shown. Average balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates. Yields on tax-exempt securities were not calculated on a tax-equivalent basis.

	For the Three Months Ended
	December 31, 2006		September 30, 2006		June 30, 2006		December 31, 2005
	Average		Average		Average		Average
	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,235,039	5.59%	$5,502,349	5.60%	$5,541,566	5.50%	$5,544,057	5.42%
Mortgage-related securities	1,803,033	4.33	1,826,499	4.23	1,801,196	4.04	2,067,450	3.74
Investment securities	574,857	4.65	412,013	4.42	372,980	4.47	430,505	4.55
Cash and cash equivalents	236,522	5.15	93,095	5.03	122,098	4.85	8,658	3.62
Capital stock of FHLB	165,159	6.48	163,997	6.23	165,584	6.02	182,262	5.19
Total interest-earning assets (1)	8,014,610	5.24	7,997,953	5.23	8,003,424	5.12	8,232,932	4.95
Other noninterest-earning assets	192,225		164,325		176,790		142,423
Total assets	$8,206,835		$8,162,278		$8,180,214		$8,375,355

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits	$3,855,407	3.65	$3,881,477	3.55	$3,916,142	3.24	$3,898,896	2.77
FHLB advances (2)	3,271,001	4.89	3,215,093	4.89	3,211,783	4.79	3,441,450	4.53
Borrowings, other	53,472	8.26	53,457	8.36	53,443	7.92	53,415	6.99
Total interest-bearing liabilities	7,179,880	4.25	7,150,027	4.19	7,181,368	3.97	7,393,761	3.62
Other noninterest-bearing liabilities	161,865		150,838		138,571		116,026
Stockholders' equity	865,090		861,413		860,275		865,568
Total liabilities and
stockholders' equity	$8,206,835		$8,162,278		$8,180,214		$8,375,355
(continued)

Net interest rate spread		0.99%		1.04%		1.15%		1.33%
Net interest-earning assets	$834,730		$847,926		$822,056		$839,171
Net interest margin		1.39%		1.43%		1.54%		1.64%
Ratio of interest-earning assets
to interest-bearing liabilities		1.12		1.12		1.11		1.11

Selected performance ratios:
Return on average assets (annualized)		0.50%		0.49%		0.55%		0.64%
Return on average equity (annualized)		4.74%		4.60%		5.26%		6.15%
Average equity to average assets		10.54%		10.55%		10.52%		10.33%

(1) Calculated net of deferred loan fees, loan discounts, and loans in process. Non-accruing loans are included in the loans receivable average balance with a yield of zero percent.

(2) Includes net interest expense of $3.4 million, $3.4 million, $2.6 million, and $814 thousand related to the interest rate swaps for the three months ended December 31, 2006, September 30, 2006, June 30, 2006, and December 31, 2005, respectively.

(Concluded)

The following table presents selected income statement information for the quarters indicated.

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2006	2006	2006	2006	2005
Selected income statement data:	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Loans receivable	$73,192	$77,034	$76,123	$75,505	$75,160
Mortgage-related securities	19,521	19,337	18,175	18,950	19,344
Investment securities	6,684	4,558	4,170	4,425	4,894
Other interest and dividend income	5,769	3,754	3,959	3,078	2,462
Total interest and dividend income	105,166	104,683	102,427	101,958	101,860

Interest expense:
Deposits	35,469	34,741	31,588	28,974	27,245
FHLB advances	40,741	40,212	39,005	38,176	39,804
Other borrowings	1,129	1,142	1,070	993	955
Total interest expense	77,339	76,095	71,663	68,143	68,004

(Recovery) provision for loan losses	(280)	77	40	(138)	268

Net interest and dividend income
(after (recovery) provision for
loan losses)	28,107	28,511	30,724	33,953	33,588

Other income	6,215	6,878	6,069	6,022	5,842
Other expenses	17,631	19,175	18,174	17,943	17,592
Income tax expense	6,440	6,303	7,313	8,445	8,525
Net income	$10,251	$9,911	$11,306	$13,587	$13,313

Basic earnings per share	$0.14	$0.14	$0.16	$0.19	$0.18
Diluted earnings per share	$0.14	$0.14	$0.15	$0.19	$0.18
Dividends declared per share	$0.59	$0.50	$0.50	$0.50	$0.80

Comparison of Operating Results for the Three Months Ended December 31, 2006 and 2005

For the three months ended December 31, 2006, the Company recognized net income of $10.3 million, compared to net income of $13.3 million for the same quarter one year ago. The $3.0 million decrease in net income was primarily a result of a $9.3 million increase in interest expense. This increase in interest expense was mainly attributable to higher rates on the certificate of deposit and money market portfolios and, to a lesser extent, the interest rate swaps which are all generally priced based upon short-term interest rates (two year and shorter maturities). The increase in interest expense was partially offset by a $3.3 million increase in interest and dividend income and a $2.1 million decrease in income tax expense due to a reduction in earnings between the two periods.

Total interest and dividend income for the quarter was $105.2 million compared to $101.9 million for the prior year quarter. The $3.3 million increase was primarily a result of an increase in interest income on cash and cash equivalents and an increase in investment securities income, partially offset by a decrease in income on loans receivable.

Interest income on loans receivable for the quarter was $73.2 million compared to $75.2 million for the prior year quarter. The $2.0 million decrease in interest income was primarily a result of a $309.0 million decrease in the average balance of the loan portfolio between the two periods due to the exchange of loans for securities during the fourth quarter of fiscal year 2006. The decrease in the average balance was partially offset by an increase of 17 basis points in the weighted average yield of the loan portfolio to 5.59% for the current quarter. The increase in the weighted average yield can be attributed to loans originated at rates higher than the portfolio rate and adjustable-rate mortgage (“ARM”) loans repricing to higher rates.

Interest income on mortgage-related securities for the quarter was $19.5 million compared to $19.3 million for the prior year quarter. The slight increase in interest income was due to an increase in the portfolio yield, offset by a decrease in the average balance. The weighted average yield of the mortgage-related securities portfolio increased by 59 basis points between the two periods as a result of adjustable-rate securities in the portfolio repricing to higher rates and to the purchase of mortgage-related securities with yields higher than that of the existing portfolio. The decrease in the average balance was a result of the timing of investments and management’s decision to invest the proceeds from the sale of trading securities into investment securities instead of mortgage-related securities.

Interest income on investment securities for the quarter was $6.7 million compared to $4.9 million for the prior year quarter. The $1.8 million increase in interest income was primarily a result of a $144.4 million increase in the average balance of the portfolio and, to a lesser extent, a 10 basis point increase in the weighted average portfolio yield to 4.65% for the current quarter. The increase in the average balance was a result of investing proceeds from the sale of the trading securities into short-term investment securities. The increase in the weighted average yield of the portfolio was attributed to purchases of agency securities with weighted average yields greater than that of the portfolio.

Interest income on cash and cash equivalents for the quarter was $3.1 million compared to $79 thousand for the prior year quarter. The $3.0 million increase in interest income was primarily a result of a $227.9 million increase in the average balance for the quarter, earning a higher average yield. The average balance for the current quarter was $236.5 million, earning an average yield of 5.15%, compared to an average balance of $8.7 million during the prior year quarter, earning an average yield of 3.62%. The increase in the average balance of cash and cash equivalents related primarily to the timing of the reinvestment of proceeds from the sale of the trading securities. The increase in the average yield was due to an increase in short-term interest rates.

Interest expense on deposits for the current quarter was $35.5 million compared to $27.2 million for the prior year quarter. The $8.3 million increase in interest expense was primarily a result of an increase in the average rate on the certificate of deposit and money market portfolios. The weighted average rate of the certificate of deposit portfolio for the current quarter was 4.40% compared to 3.45% for the prior year quarter. The weighted average rate of the money market portfolio for the current quarter was 3.31% compared to 2.25% for the prior year quarter. The Bank has increased retail deposit rates in response to the general trend of all rates increasing to remain competitive in its markets, which has resulted in an increase in the weighted average rate of the certificate of deposit and money market portfolios.

Interest expense on FHLB advances for the current quarter was $40.7 million compared to $39.8 million for the prior year quarter. The $937 thousand increase in interest expense was a result of an increase in the paying rate on the interest rate swaps, offset by a decrease in the average balance due to maturing advances that were not renewed in fiscal year 2006. The weighted average paying rate on the variable-rate interest rate swaps was 7.81% for the current quarter compared to 6.56% for the prior year quarter. The 125 basis point increase was due to the increase in the one month LIBOR rate between the two periods. Currently, the Bank is in a net paying position on the interest rate swaps. If the one month LIBOR rate remains higher than 3.68% (weighted average break even LIBOR rate), then the Bank will continue to be in a paying position on the interest rate swaps. The interest rate swap agreements are summarized by maturity date under “Item 3 - Quantitative and Qualitative Disclosure About Market Risk.”

During the current quarter, the Bank recorded a recovery of loan losses of $280 thousand compared to a provision for loan losses of $267 thousand for the previous year quarter. The recovery in the current quarter was primarily a result of changes in the risk assessments of certain categories of loans to better reflect the inherent risk of those categories.

Total other income for the current quarter was $6.2 million compared to $5.8 million in the prior year quarter. The $373 thousand increase in other income was due to an increase in service fees on sold loans, insurance premiums written, debit card fees, and profit on real estate owned, partially offset by a decrease in retail fees.

Total other expenses for the current quarter remained relatively unchanged compared to the prior year quarter, at $17.6 million for both quarters. Other, net expense decreased due to a decrease in miscellaneous operating expenses which were individually insignificant, but in the aggregate resulted in a decrease of $1.0 million when compared to the prior year quarter. Without the decreases of miscellaneous operating expenses in other, net expense, total other expense for the quarter would have been $18.6 million.

The Bank completed the implementation of its new core information technology processing system during January 2007. As of December 31, 2006, the Bank has capitalized $5.9 million of costs directly associated with the required hardware upgrades and the software and services related to the installation of the core system and $1.1 million of capitalized payroll costs. Both of these amounts will be depreciated over a period not greater than five years starting in the second quarter of fiscal year 2007. Management anticipates that there will be payroll savings realized with this conversion either through the redeployment of existing staff into other areas of operations of the Bank, retirements, and the scheduled elimination of a limited number of positions. Individuals who are currently in these identified positions have been notified of their status and will terminate effective September 30, 2007 if other employment opportunities have not been identified prior to that date. The projected savings will be realized over time as people retire, resign, or transfer to other areas of the Bank.

Income tax expense for the current quarter was $6.4 million compared to $8.5 million in the prior year quarter. The decrease in income tax expense was a direct result of a decrease in earnings compared to the prior year quarter.  The effective tax rate for the current quarter was 38.6%, compared to 39.0% for the prior year quarter. The decrease in the effective tax rate was primarily a result of a change in the Company’s estimate of the impact of tax benefits associated with the ESOP.

The Company’s efficiency ratio for the current quarter was 51.74% compared to 44.24% for the prior year quarter. The increase in the efficiency ratio was largely due to the decrease in net interest income. The efficiency ratio measures a financial institution’s total other expenses as a percent of its net interest margin and other income. A lower value indicates that a financial institution is generating revenue with a lower level of expense. Another measure of a financial institution’s ability to operate efficiently is the ratio of other expenses to total average assets, the operating expense ratio. The Company’s operating expense ratio for the current quarter was 0.86%, compared to 0.84% for the prior year quarter.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended December 31, 2006 to the quarter ended December 31, 2005. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended December 31,
	2006 vs. 2005
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$(4,235)	$2,267	$(1,968)
Mortgage-related securities	(754)	931	177
Investment securities	1,676	114	1,790
Capital stock of FHLB	(190)	506	316
Cash and cash equivalents	2,944	47	2,991
Total interest-earning assets	$(559)	$3,865	$3,306

Interest-bearing liabilities:
Passbook and passcard	$(21)	$3	$(18)
Checking	1	20	21
Money market	(306)	2,122	1,816
Certificates	248	6,157	6,405
FHLB advances and other borrowings	(23,540)	24,651	1,111
Total interest-bearing liabilities	$(23,618)	$32,953	$9,335

Net change in net interest and dividend income	$23,059	$(29,088)	$(6,029)

Comparison of Operating Results for the Three Months Ended December 31, 2006 and September 30, 2006

For the quarter ended December 31, 2006, the Company recognized net income of $10.3 million, compared to net income of $9.9 million for the quarter ended September 30, 2006. The $340 thousand increase in net income was primarily a result of a decrease of $1.5 million in other expenses, an increase in interest and dividend income of $483 thousand, and a decrease in allowance for loan loss of $357 thousand, partially offset by an increase in interest expense of $1.2 million and a decrease in other income of $663 thousand.

Total interest and dividend income for the quarter was $105.2 million compared to $104.7 million for the quarter ended September 30, 2006. The $483 thousand increase was a result of an increase in interest income on investment securities of $2.1 million and cash and cash equivalents of $1.9 million, offset by a decrease in income from loans receivable of $3.8 million.

Interest income on loans receivable for the current quarter was $73.2 million compared to $77.0 million for the quarter ended September 30, 2006. The $3.8 million decrease in interest income was primarily a result of a $267.3 million decrease in the average balance of the portfolio as a result of the exchange of loans for securities in the fourth quarter of fiscal year 2006.

Interest income on investment securities for the current quarter was $6.7 million compared to $4.6 million for the quarter ended September 30, 2006. The $2.1 million increase was primarily a result of a $162.8 million increase in the average balance for the quarter due to the reinvestment of proceeds from the sale of trading securities into investment securities during the current quarter.

Interest income on cash and cash equivalents for the current quarter was $3.1 million compared to $1.2 million for the prior quarter. The $1.9 million increase in interest income was primarily a result of a $143.4 million increase in the average balance for the quarter due to the timing of the reinvestment of proceeds from the sale of the trading securities.

Interest expense increased $1.2 million to $77.3 million for the current quarter from $76.1 million for the quarter ended September 30, 2006. The increase was due to an increase in interest expense on deposits for the current quarter of $728 thousand, and an increase of $529 thousand in interest expense on FHLB advances. The increase in interest on deposits was primarily a result of an increase in the average rate on the money market and certificate of deposit portfolios. As previously discussed, the Bank has raised certain retail interest rates to remain competitive in our markets. The increase in interest expense on FHLB advances for the current quarter was primarily a result of an increase in the average balance of advances due to the timing of $46.0 million of new advances at the end of the September 30, 2006 quarter.

As previously discussed, the Bank recorded a recovery for loan losses of $280 thousand during the current quarter as a result of changes in the risk assessment of certain categories of loans to better reflect the inherent risk in those categories. During the quarter ended September 30, 2006, the Bank recorded a provision for loan losses of $77 thousand.

Total other income decreased $663 thousand to $6.2 million for the current quarter compared to $6.9 million for the quarter ended September 30, 2006. The decrease in other income was primarily due to gains on trading securities of $1.1 million which was offset by an other-than-temporary impairment of $472 thousand reported in the quarter ended September 30, 2006, with no similar events occurring in the current quarter.

Total other expenses for the current quarter decreased $1.6 million to $17.6 million compared to $19.2 million for the quarter ended September 30, 2006. The decrease can be attributed to a decrease in advertising, occupancy and other, net expenses. The decrease in advertising was due primarily to additional expenses incurred in the fourth quarter of fiscal year 2006 related to scheduled network television advertising campaigns. Occupancy expense decreased as a result of a decrease in software maintenance and depreciation expense. Other, net expense decreased due to a decrease in miscellaneous operating expenses which were individually insignificant, partially offset by an impairment to MSR taken as a result of an increase in the prepayment speeds used to value the MSR asset. Without the decreases of miscellaneous operating expenses in other, net expense, total other expense for the quarter would have been $18.6 million.

Income tax expense for the current quarter was $6.4 million compared to $6.3 million for the quarter ended September 30, 2006. The increase in income tax expense was primarily due to an increase in earnings for the current quarter, partially offset by a slight decrease in the effective tax rate for the current quarter. The effective tax rate for the current quarter was 38.6% compared to 38.9% for the quarter ended September 30, 2006.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended December 31, 2006 to the quarter ended September 30, 2006. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended
	December 31, 2006 vs. September 30, 2006
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$(3,670)	$(172)	$(3,842)
Mortgage-related securities	(215)	399	184
Investment securities	1,883	243	2,126
Capital stock of FHLB	18	107	125
Cash and cash equivalents	1,861	29	1,890
Total interest-earning assets	$(123)	$606	$483

Interest-bearing liabilities:
Passbook and passcard	$(8)	$(5)	$(13)
Checking	(1)	19	18
Money market	(56)	121	65
Certificates	(131)	789	658
FHLB advances and other borrowings	503	13	516
Total interest-bearing liabilities	$307	$937	$1,244

Net change in net interest and dividend income	$(430)	$(331)	$(761)

Liquidity and Capital Resources

Liquidity management is both a daily and long-term function of our business management. The Bank’s most available liquid assets, represented by cash and cash equivalents, available-for-sale mortgage-related and investment securities, and short-term investment securities, are a product of its operating, investing and financing activities. The Bank’s primary sources of funds are deposits, FHLB advances, repayments on and maturities of outstanding loans and mortgage-related securities, other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and payments on short-term investments are relatively predictable sources of funds, deposit flows and prepayments on loans and mortgage-related securities are greatly influenced by general interest rates, economic conditions and competition and are less predictable sources of funds. To the extent possible, the Bank manages the cash flows of its portfolios by the rates it offers customers. Sources of funds are used primarily to meet our ongoing operations, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. At December 31, 2006, approximately $1.46 billion of our $2.59 billion in certificates of deposit were scheduled to mature within one year. Based on past experience and our pricing strategy, we expect that a majority of these maturing deposits will renew, although no assurance can be given in this regard.

At December 31, 2006, cash and cash equivalents totaled $187.5 million. Subsequent to December 31, 2006, $200.0 million of FHLB advances matured and were not renewed. Cash on hand and cash received from repayments and maturing investments subsequent to December 31, 2006 were utilized to repay these advances.

The Bank has used FHLB advances to provide funds for lending and investment activities. FHLB lending guidelines set borrowing limits as part of their underwriting standards. At December 31, 2006, the Bank’s ratio of the face amount of advances to total assets, as reported to the OTS (“Office of Thrift Supervision”), was 40%. Our advances are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to FHLB Topeka. Advances in excess of 40% of total assets, but not exceeding 55% of total assets, may be approved by the president of FHLB Topeka based upon a review of documentation supporting the use of the advances. In July 2006, the president of FHLB Topeka approved a renewal of our request to increase the Bank’s borrowing limit to 45% of total assets for one year. Currently, the blanket pledge is sufficient collateral for the FHLB advances. It is possible that increases in our borrowings or decreases in our loan portfolio could require the Bank to pledge securities as collateral on the FHLB advances. The Bank’s policy allows borrowing from FHLB of up to 55% of total assets. In the past, the Bank has utilized other sources for liquidity, such as secondary market repurchase agreements, but in recent years it has relied primarily on the FHLB advances.

In 2004, the Company issued $53.6 million in Junior Subordinated Deferrable Interest Debentures (“Debentures”) in connection with a trust preferred securities offering. The Company received, net, $52.0 million from the issuance of the Debentures and an investment of $1.6 million in Capitol Federal Financial Trust I (the “Trust”). The Company did not down-stream the proceeds to be used by the Bank for Tier 1 capital because the Bank exceeded all regulatory requirements to be a well-capitalized institution. Instead, the Company deposited the proceeds into certificate accounts at the Bank to be used to further the Company’s general corporate and capital management strategies which could include the payment of dividends.

Even with the current challenging rate environment, it is management’s and the board of directors’ intention to continue to pay regular quarterly dividends of $0.50 per share for the foreseeable future. At December 31, 2006, Capitol Federal Financial, at the holding company level, had $114.9 million in cash and certificates of deposit.

In December 2005, the Bank entered into a series of agreements with third party entities in connection with the planned replacement of the Bank’s core information technology processing system. The agreements provide for the Bank’s purchase of hardware, purchase and licensing of software and receipt of maintenance, support and other services. The principal software maintenance agreement has an initial term of five and one-half years, renewable thereafter for successive terms of 33 months. Also in connection with the replacement of its core information technology processing system, the Bank entered into a license and service agreement with a third party for the use of the third party’s proprietary mortgage loan origination system software. Under this agreement, maintenance services are to be provided for an initial term of five years, renewable thereafter for additional one-year terms. The Company originally estimated that the total cash outflows associated with the replacement of the Bank’s core information technology processing system would be approximately $7.2 million. As of December 31, 2006, the costs associated with the replacement of core information technology processing system were $5.9 million for hardware, software and services and $1.1 million in capitalized payroll costs. The full cost of replacing the core information technology processing system will be depreciated over a period not greater than five years starting in the second quarter of fiscal year 2007. Management anticipates incurring an amount not greater than $900 thousand during fiscal year 2007 as a result of documenting and testing controls of the new core information technology processing system to comply with Sarbanes-Oxley Act of 2002 Section 404.

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

The Company’s contractual obligations related to operating leases and debentures have not changed significantly from September 30, 2006. The following table summarizes our other contractual obligations as of December 31, 2006.
	Maturity Range
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
	December 31, 2006

FHLB Advances	$3,296,000	$950,000	$1,720,000	$626,000	$--

Certificates of Deposit	2,585,689	1,457,136	1,050,169	77,077	1,307

Commitments to originate and
purchase mortgage loans	74,523	74,523	--	--	--

Commitments to fund unused home
equity lines of credit	271,328	271,328	--	--	--

Unadvanced portion of
construction loans	17,244	17,244	--	--	--

The maturity schedule for our certificate of deposit portfolio at December 31, 2006 is located under “Item 3. Quantitative and Qualitative Disclosure About Market Risk”.  We anticipate that we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

The following table presents the maturity of FHLB advances at par as of December 31, 2006. As previously discussed, subsequent to December 31, 2006, $200.0 million of maturing FHLB advances were not renewed. The balance of advances excludes the $25.9 million unrealized loss adjustment on the swapped FHLB advances.

		Actual rates	Effective
		without	rates with
Maturity by		interest rate	interest rate
Fiscal year	Amount	swaps	swaps
	(Dollars in thousands)
2007	$ 750,000	3.52%	3.52%
2008	1,125,000	4.23	4.65
2009	620,000	4.27	4.27
2010	775,000	5.90	7.03
2011	26,000	5.09	5.09
Total	$ 3,296,000	4.48%	4.88%

The following table presents the maturity of FHLB advances by quarter for fiscal year 2007 as of December 31, 2006. The $200.0 million of advances maturing in the quarter ending March 31, 2007 were not renewed.

		Weighted
		Average
Maturity by Quarter End	Amount	Rate
	(Dollars in thousands)
March 31, 2007	$ 200,000	3.37%
June 30, 2007	200,000	3.49
September 30, 2007	350,000	3.63
	$ 750,000	3.52%

We anticipate that we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

Management has entered into interest rate swap agreements with a notional principal amount of $800.0 million to modify the Bank’s interest rate risk profile. The counterparties with whom we have entered into the interest rate swap agreements are rated as AA- or higher per our internal policies. Counterparties to the interest rate swaps require collateral for their exposure to the Bank’s net payable mark-to-market position under the terms of the interest rate swap agreements. The exposure is estimated daily by the counterparties calculating a market value for each swap on a net settlement basis. When the valuation indicates that the Bank has a net payable to the counterparty, the Bank may be required to post collateral sufficient to satisfy the counterparty’s exposure. When required, the collateral pledged to the counterparty would be restricted and not available-for-sale. Each counterparty has different collateralization requirements. At December 31, 2006, the Bank had posted available-for-sale mortgage-related securities with an estimated market value of $38.0 million. If the future obligation indicates that the Bank has a net receivable mark-to-market position from the counterparties, the Bank could have a certain level of exposure to the extent the counterparties are not able to satisfy their obligations to the Bank.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company’s consolidated financial statements for the current interim or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards. Total equity for the Bank was $787.8 million at December 31, 2006, or 9.6% of total Bank assets on that date. As of December 31, 2006, the Bank exceeded all capital requirements of the OTS. The following table presents the Bank’s regulatory capital ratios at December 31, 2006 based upon regulatory guidelines.

		Regulatory
		Requirement
	Bank	For “Well
	Ratios	Capitalized” Status
Core capital	9.6%	5.0%
Tier I risk-based capital	22.3%	6.0%
Total risk-based capital	22.2%	10.0%

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company. Under OTS safe harbor regulations, the Bank may distribute to the Company capital not exceeding net income for the current calendar year and the prior two calendar years. Due to the impact refinancing the FHLB advances had on earnings in 2004, the Bank cannot distribute capital to the Company unless it receives waivers of the safe harbor regulation from the OTS during the current waiver period. The Bank had previously reported that a waiver would be required for capital distributions through at least December 31, 2006. As a result of net interest margin compression, earnings have not been at the levels originally forecasted which would likely result in a waiver being required through December 31, 2007. Currently, the Bank has authorization from the OTS to distribute capital from the Bank to the Company through the quarter ending June 30, 2007. So long as the Bank continues to maintain excess capital, operate in a safe and sound manner, and comply with the interest rate risk management guidelines of the OTS, it is management’s belief that the Bank will continue to receive waivers allowing it to distribute the net income of the Bank to the Company, although no assurance can be given in this regard.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

For a complete discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s portfolios, see “Management’s Discussion and

Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” in the Company’s Annual Report to Stockholders for the year ended September 30, 2006, attached as Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

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

For each period end presented in the following table, the estimated percentage change in the Bank’s net interest income based on the indicated instantaneous, parallel and permanent change in interest rates are presented. The percentage change in each interest rate environment represents the difference between estimated net interest income in the 0 basis point interest rate environment (“base case”, assumes market and product interest rates do not change from the as-of date) and estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates). Estimations of net interest income used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented. The estimation of net interest income does not include any change in the amount of unamortized premium on mortgage-related securities, any projected gain-on-sale related to the sale of loans or securities or the effect of the use of new interest rate swaps or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments. It is important to consider that the estimated changes in net interest income are for a cumulative four-quarter period. These do not reflect the earnings expectations of management.

Percentage Change in Net Interest Income (next four quarters)
	At
Change (in Basis Points)
in Interest Rates(1)	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31,2005
-200 bp	6.44	9.98	9.98	3.51	4.12
-100 bp	6.43	8.58	7.81	4.88	5.87
0 bp	--	--	--	--	--
+100 bp	-10.63	-12.54	-9.54	-6.66	-9.11
+200 bp	-23.32	-27.20	-20.25	-14.76	-19.80
+300 bp	-37.23	-42.87	-31.55	-23.43	-31.26

(1) Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

The primary drivers for the decrease in estimated net interest income in the increasing rate environments are anticipated increases in costs of deposits and interest rate swaps in excess of the increases in yields in the loan and investment and mortgage-related securities portfolios. The increase in the cost of deposits is primarily a result of the relatively short average maturity of the Bank’s certificate of deposit portfolio. The increase in the cost of deposits is also due to anticipated increases in the cost of money market accounts. The increase in the costs of the interest rate swaps is due to the immediate repricing nature of the interest rate swaps, which experience the full impact of the rate change immediately. Changes in the rates on the mortgage loan and mortgage-related securities portfolios happen at a slower pace, compared to the interest-bearing liabilities, because only the amount of cash flow received on the repayment of these portfolios is reinvested at the higher rates while caps on adjustable-rate products limit the increase in rates in these assets when rates rise.

The increase in estimated net interest income if interest rates were to decrease is primarily the result of the immediate decrease in the cost of our interest rate swaps and the rapid decrease in the cost of deposits compared to a slower decrease in the yield on our interest-earning assets.

As a result of the flat or inverted yield curve during fiscal year 2006 and the relatively short term to repricing of our liabilities compared to our assets, the Bank experienced net interest margin compression during fiscal year 2006. The forward yield curve generally indicates that the market expects interest rates on treasury securities across all maturities to remain generally unchanged, with changes in rates of less than 25 basis points, through our third fiscal quarter of 2007. If the current inverted-to-flat yield curve scenario continues in fiscal year 2007, additional net interest margin compression is likely. The extent of the compression in the net interest margin depends upon such factors as the degree to which the cost of deposits increases based upon our deposit pricing in response to expected continued high short-term market rates, the volume of deposit flows on a net basis into or out of the Bank, the amount of loan prepayments and the reinvestment of those prepayments into new assets, and the rates received on those assets relative to the change in the cost of liabilities.

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

Percentage Change in MVPE
	At
Change (in Basis Points)
in Interest Rates(1)	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005
-200 bp	4.02	6.69	14.92	5.43	1.84
-100 bp	5.68	8.09	12.83	7.81	6.30
0 bp	--	--	--	--	--
+100 bp	-12.34	-15.59	-16.70	-12.48	-13.09
+200 bp	-27.52	-34.07	-35.37	-26.77	-28.60
+300 bp	-44.57	-54.36	-56.03	-42.78	-45.47

(1) Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

Changes in the estimated market values of our financial assets and liabilities drive changes in estimates of MVPE. The market value of shorter term-to-maturity financial instruments is less sensitive to changes in interest rates than the market value of longer term-to-maturity financial instruments. Because of this, our certificates of deposit (which have relatively short average lives) tend to display less sensitivity to changes in interest rates than do our mortgage-related assets (which have relatively long average lives). However, the average life expected on our mortgage-related assets varies under different interest rate environments because customers have the ability to prepay their mortgage loans. Prepayment assumptions change on mortgage-related assets under various interest rate environments because many customers with mortgage debt look to attain financing at the lowest cost available. Generally, there is no penalty to prepay a mortgage loan we have originated or purchased. If rates decrease, the customer has an economic incentive to lower the cost of their mortgage (through a lower interest rate) with only the fees associated with the new mortgage or loan modification to attain the lower cost mortgage. In a decreasing rate environment, prepayments increase and the average life of a mortgage shortens compared to higher rate environments. When interest rates increase, the economic incentive for a customer to modify their mortgage debt is reduced, resulting in lower prepayment assumptions. In an increasing rate environment, prepayments decrease and the average life of the mortgage lengthens compared to lower rate environments. Holders of certificates of deposit have the ability to modify the terms of their deposits by withdrawing before maturity the balance in their account. Generally a penalty is assessed for such early withdrawal. In a decreasing rate environment the economic incentive to the depositor probably does not exist because the rate on the new account would likely be lower than they are currently receiving. Given the short term nature of our certificates of deposit, in an increasing rate environment customers will likely wait until maturity to change the terms of their deposit, which would result in no change to the expected lives of our certificates of deposit in a rising rate environment. These characteristics of financial assets and liabilities result in a decrease in the estimated value of the Bank’s MVPE in rising rate environments.  The Bank’s measure of its MVPE sensitivity to decreases in interest rates indicates a positive change at December 31, 2006. The increase in MVPE if interest rates drop 100 basis points is primarily driven by the continued short term nature of our liabilities compared to the shortening in the expected lives of our assets, compared to the base case rate scenario, as a result of an assumed increase in prepayment speeds on mortgage-related assets, primarily our fixed-rate loan portfolio. Given the current composition of our loan portfolio and the current interest rate environment, it is likely that many of our customers would be economically enticed to refinance or modify their mortgage loans with a 100 basis point decline in rates compared to the base case scenario. For the Bank’s MVPE to be negatively impacted in a decreasing rate environment, it would require a significant increase in cash flows from mortgage prepayments, refinances or modifications of loans to market rates lower than anticipated in the above analysis such that the lives of the assets would be shorter than the liabilities. The higher prepayment assumptions shorten the expected average lives on our fixed-rate assets thereby decreasing the sensitivity of the present value of their cash flows to changes in interest rates, while the expected average lives of our liabilities remains largely unchanged.

The Bank’s estimate of its changes in MVPE from the base case in rising rate environments continued the trend towards higher levels of sensitivity in those rising rate environments. This was primarily driven by the increase in the 30-year fixed-rate loan portfolio, the trend for customers to shorten the maturities of their certificates of deposit, and the average shorter maturity of our FHLB advances as they move toward maturity. As rates increase, the estimated fair values of the liabilities with short average lives do not respond to rates in the same manner as the longer maturity loans, such as our fixed-rate loans, which have longer average lives. The prepayment assumptions on the fixed-rate loans in particular, and all loans in general, anticipate prepayment rates in the increasing rate environments that would likely only be realized through normal changes in customers lives, such as divorce, death, job-related relocations, and other life changing events. The lower prepayment assumptions extend the expected average lives on these assets thereby increasing their sensitivity to changes in interest rates. The net effect of these characteristics of short-lived liabilities and long-lived assets is to increase the sensitivity of the Bank to changes in interest rates the more rates increase.

The proceeds from the sale of trading securities during the current quarter were invested into investment securities with terms to maturity or terms to reprice of generally two years or less. Management intends to continue purchasing shorter duration securities for the foreseeable future. Additionally, management is considering paying off some portion of maturing FHLB advances, rather than renewing the advances, during fiscal year 2007. Subsequent to December 31, 2006, management decided not to renew $200.0 million of maturing FHLB advances. These strategies are, in part, a reason for the reduced sensitivity to changes in interest rates. However, these changes may, depending on the shape of the yield curve and the resulting mix of funding and investing, cause the net interest margin of the Bank to continue to compress if the yields on the short duration assets become lower than yields on longer duration assets and the increase in the cost of funding without the opportunity to increase the yields of the assets already on the Bank’s balance sheet.

Gap Table: The following gap table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2006, based on the information and assumptions set forth in the notes below.
	Within Three Months	Three Months To One Year	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total

Interest-earning assets:			(Dollars in thousands)
Loans receivable(1)(2):
Mortgage loans:
Fixed	$156,113	$419,490	$855,297	$584,250	$1,134,014	$3,149,164
Adjustable	159,741	509,656	774,117	413,599	14,160	1,871,273
Other loans	155,900	5,466	9,378	7,006	45,551	223,301
Securities:
Non-mortgage(3)	179,612	349,679	258,488	484	56,194	844,457
Mortgage-related securities(4)	174,887	376,868	768,146	135,771	213,669	1,669,341
Other interest-earning assets	126,500	--	--	--	--	126,500
Total interest-earning assets	952,753	1,661,159	2,665,426	1,141,110	1,463,588	7,884,036

Interest-bearing liabilities:
Deposits:
Passbook and passcard(5)	2,116	6,347	17,130	14,377	61,990	101,960
Checking (5)	9,213	27,640	69,584	58,096	259,374	423,907
Money market (5)	36,424	109,273	196,733	151,186	329,535	823,151
Certificates	321,975	1,135,162	1,050,169	77,077	1,306	2,585,689
Borrowings(6)	1,000,000	750,000	1,320,000	226,000	53,609	3,349,609
Total interest-bearing liabilities	1,369,728	2,028,422	2,653,616	526,736	705,814	7,284,316

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(416,975)	$(367,263)	$11,810	$614,374	$757,774	$599,720

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$(416,975)	$(784,238)	$(772,428)	$(158,054)	$599,720

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total assets at December 31, 2006	(5.08)%	(9.56)%	(9.41)%	(1.93)%	7.31%
Cumulative one-year gap at September 30, 2006		(13.62)
Cumulative one-year gap at September 30, 2005		(4.01)

(1) Adjustable-rate loans are included in the period in which the rate is next scheduled to adjust, rather than in the period in which the loans are due or in the period in which repayments are expected to occur prior to their next rate adjustment. Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.
(2) Balances have been reduced for non-performing loans, which totaled $6.7 million at December 31, 2006.
(3) Based on contractual maturities or term to call date based on the current rate environment, and excludes the unrealized gain adjustment of $57 thousand on AFS investment securities.
(4) Reflects estimated prepayments of mortgage-related securities in our portfolio, and excludes the unrealized loss adjustment of $793 thousand on available-for-sale mortgage-related securities.
(5) Although our checking, passbook and passcard savings and money market accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rate at which the balance of existing accounts would decline) used on these accounts are based on assumptions developed based upon our actual experience with these accounts. If all of our checking, passbook and passcard savings and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $1.94 billion, for a cumulative one-year gap of (23.67)% of total assets.
(6) Borrowings exclude the $25.9 million unrealized loss adjustment on the swapped FHLB advances and $128 thousand of capitalized debt issuance costs on other borrowings.

The table on the previous page contains certain assumptions which affect the presentation. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels likely would deviate significantly from those assumed in calculating the gap table.

The FHLB advances designated in hedging relationships have maturities ranging from May 2008 to August 2010. At December 31, 2006, the Bank was in a paying position on the interest rate swaps. If the one month LIBOR rate remains higher than 3.68% (weighted average break even LIBOR rate), then the Bank will continue to be in a paying position on the interest rate swaps. The following summarizes the interest rate swap agreements by maturity date at December 31, 2006:

			Paying
Fiscal		Notional	1 Month			Receiving
Year	Fair	Principal	LIBOR		Interest	Interest
Maturity	Value(1)	Amount	Rate (2)	Margin	Rate	Rate	Spread
	(Dollars in thousands)
2008	$ (5,591)	$ 225,000	5.35%	2.41%	7.76%	5.68%	(2.08)%
2010	(20,284)	575,000	5.35	2.51	7.86	6.35	(1.51)
	$ (25,875)	$ 800,000	5.35%	2.48%	7.83%	6.16%	(1.67)%

(1)  The one month LIBOR rate as of December 29, 2006 was 5.32%. This rate was used to calculate the fair value of the interest rate swaps at December 31, 2006.
(2)  The one month LIBOR rate as of November 29, 2006 was 5.35%. This rate plus the margin noted above was the paying interest rate during December 2006.

Changes in portfolio composition.  The following tables provide information regarding the fixed- and adjustable-rate composition of our loan, investment and mortgage-related security portfolios as well as the change in the composition of these portfolios from September 30, 2006 to December 31, 2006. Also presented is the maturity information for our certificate of deposit portfolio, which shows the change in composition between periods.

The following table presents loan origination, refinance and purchase activity for the periods indicated. Loan originations, purchases and refinances are reported together. The fixed-rate one- to four-family loans less than or equal to 15 years have an original maturity at origination of less than or equal to 15 years, while fixed-rate one- to four-family loans greater than 15 years have an original maturity at origination of greater than 15 years. The adjustable-rate one- to four-family loans less than or equal to 36 months have a term to first reset of less than or equal to 36 months at origination and adjustable-rate one- to four-family loans greater than 36 months have a term to first reset of greater than 36 months at origination.

	For the Three Months Ended			For the Three Months Ended
	December 31, 2006			December 31, 2005
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-rate:	(Dollars in thousands)
One- to four-family
<= 15 years	$20,607	5.75%	10.52%	$39,661	5.38%	11.47%
> 15 years	105,039	6.11	53.63	112,836	5.83	32.64
Other real estate	773	6.75	0.40	6,057	6.29	1.75
Non real estate	9,047	7.93	4.62	9,321	7.42	2.70
Total fixed-rate	135,466	6.18	69.17	167,875	5.83	48.56

Adjustable-rate:
One- to four-family
<= 36 months	5,892	5.40	3.01	41,119	4.67	11.91
> 36 months	33,380	5.72	17.04	110,487	5.07	31.96
Non real estate	21,107	8.58	10.78	26,176	7.73	7.57
Total adjustable-rate	60,379	6.69	30.83	177,782	5.37	51.44

Total loan originations and purchases	$195,845	6.34%	100.00%	$345,657	5.59%	100.00%

Purchased loans included above:
Fixed-rate purchased loans	$11,676	6.19%		$34,082	5.64%
Adjustable-rate purchased loans	$14,696	5.81%		$115,910	4.92%

The following table presents the distribution of our loan portfolio at the dates indicated. Our loan portfolio remains primarily weighted in fixed-rate loans.

	December 31, 2006			September 30, 2006
	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate loans:
One- to four- family real estate:
<= 15 years (1)	$1,105,279	5.31%	21.01%	$1,127,945	5.30%	21.45%
> 15 years (1)	1,970,934	5.95	37.47	1,903,789	5.95	36.21
Other real estate	85,031	6.35	1.62	86,761	6.34	1.65
Non real estate	70,798	7.63	1.35	67,083	7.57	1.28
Total fixed-rate loans	3,232,042	5.78	61.45	3,185,578	5.76	60.59

Adjustable-rate loans:
One- to four- family real estate:
<= 36 months (2)	1,032,723	4.80	19.63	989,316	4.76	18.82
> 36 months (2)	831,427	5.18	15.81	910,455	5.13	17.32
Other real estate	10,930	5.66	0.21	15,465	5.33	0.29
Non real estate	152,735	8.62	2.90	156,659	8.63	2.98
Total adjustable-rate loans	2,027,815	5.25	38.55	2,071,895	5.22	39.41
Total loans	5,259,857	5.57%	100.00%	5,257,473	5.55%	100.00%

Less:
Loans in process	17,244			22,605
Unearned fees and deferred costs	9,438			9,318
Allowance for loan losses	4,143			4,433
Total loans receivable, net	$5,229,032			$5,221,117

(1)	Loans are reported based on their remaining term to maturity as of the date indicated.
(2)	Loans are reported based on their term to next rate reset as of the date indicated.

The following table presents the distribution of our investment and mortgage-related securities portfolios, at cost, at the dates indicated. Overall, fixed-rate securities comprised 58.9% of these portfolios at December 31, 2006 compared to 51.5% at September 30, 2006. The WAL is the estimated remaining maturity of the underlying collateral after projected prepayment speeds have been applied. The WAL decreased as of December 31, 2006 due to the purchase of investments with terms to maturity or reprice of generally less than two years. The yield increased as of December 31, 2006 because the yield on the securities purchased was greater than that of the portfolio.

	December 31, 2006			September 30, 2006
	Balance	WAL	Yield	Balance	WAL	Yield
	(Dollars in thousands)
Fixed-rate investments:
Agency bonds	$837,693	1.62	4.83%	$428,074	2.62	4.46%
Mortgage-related securities, at cost	635,904	4.09	4.55	662,480	4.29	4.58
Municipal bonds	6,764	7.05	3.61	1,201	6.09	3.90
Total fixed-rate investments	1,480,361	2.71	4.70	1,091,755	3.64	4.53

Adjustable-rate investments:
Mortgage-related securities, at cost	1,033,437	3.10	4.08	1,028,093	3.38	4.04
Total adjustable-rate investments	1,033,437	3.10	4.08	1,028,093	3.38	4.04
Total investment portfolio, at cost	$2,513,798	2.87	4.45%	$2,119,848	3.51	4.29%

The certificate of deposit portfolio increased $3.4 million from September 30, 2006 to December 31, 2006 and the average cost of the portfolio increased 11 basis points between the two reporting dates. Certificates maturing in one year or less at December 31, 2006 were $1.46 billion with an average cost of 4.34%. The following table presents the maturity of certificates of deposit at the dates indicated.

	December 31, 2006		September 30, 2006
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Certificates maturing within
0 to 3 months	$321,975	4.02%	$518,974	4.40%
3 to 6 months	460,940	4.41	314,279	4.04
6 months to one year	674,221	4.44	825,885	4.45
One year to two years	858,453	4.70	695,580	4.38
After two years	270,100	4.54	227,558	4.23
Total certificates	$2,585,689	4.48%	$2,582,276	4.35%

Average maturity (in years)	1.04		0.94

Item 4. Controls and Procedures

John B. Dicus, the Company’s President and Chief Executive Officer, and Kent G. Townsend, the Company’s Executive Vice President, Chief Financial Officer and Treasurer, have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, the “Act”) as of December 31, 2006. Based upon their evaluation, they have concluded that as of December 31, 2006, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2006, there were no changes in the Company’s internal control over financial reporting as defined by Rule 13a-15(d) of the Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As previously discussed, the Bank is in the process of replacing its core information technology processing system, which we believe may result in some changes in our internal control over financial reporting during the period ending March 31, 2007. We believe any new controls resulting from the change in our core system will be adequate to maintain a sound control environment.

Part II -   OTHER INFORMATION

Item 1.  Legal Proceedings
We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 1A. Risk Factors
There has been no material change to our risk factors since September 30, 2006. For a summary of risk factors relevant to our operations, see Part I, Item 1A in our 2006 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

See “Liquidity and Capital Resources - Capital” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the OTS restrictions on dividends from the Bank to the Company.

The following table summarizes our share repurchase activity during the three months ended December 31, 2006 and additional information regarding our share repurchase program. All shares repurchased during the quarter were in exchange for the exercise of options. Our current repurchase plan of 500,000 shares was announced on May 26, 2006. The plan has no expiration date and had approximately 498,548 shares remaining as of December 31, 2006. The Company intends to repurchase shares from time to time, depending on market conditions, at prevailing market prices in open-market and other transactions. The shares would be held as treasury stock for general corporate use. The plan has no expiration date.

	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased as	of Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plan
October 1, 2006 through
October 31, 2006	--	--	--	499,661
November 1, 2006 through
November 30, 2006	1,113	--(1)	1,113	498,548
December 1, 2006 through
December 31, 2006	--	--	--	498,548
Total	1,113	--	1,113	498,548

(1) All shares repurchased during the quarter were in exchange for the exercise of options.

<Index>
Item 3.  Defaults Upon Senior Securities
Not applicable

<Index>

Item 4.  Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Stockholders for the fiscal year ended September 30, 2006, held January 23, 2007, two matters were presented to stockholders. Stockholders elected Jeffrey R. Thompson and John B. Dicus to three-year terms as directors. Stockholders also ratified the appointment of Deloitte & Touche LLP as auditors for the fiscal year ending September 30, 2007. The votes cast as to each matter are set forth below:

	Number of Votes
				Broker
	For	Against	Abstain	Non-Votes
Proposal 1.
Election of the following directors for the terms
indicated:
John B. Dicus (three years)	71,159,362	204,160	--	--
Jeffrey R. Thompson (three years)	71,171,490	192,032	--	--

The following directors had their term of office
continue after the meeting:
Jeffrey M. Johnson
Michael T. McCoy, M.D.
Marilyn S. Ward
B.B. Anderson
John C. Dicus

Proposal 2.
Ratification of Deloitte & Touche LLP
as auditors.	71,254,181	79,078	30,263	--

<Index>
Item 5.  Other Information
Not applicable

<Index>
Item 6.  Exhibits
See Index to Exhibits

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL

Date:   February 5, 2007                                      By:   /s/ John B. Dicus
                                                                                      John B. Dicus, President and
                                                                                      Chief Executive Officer

Date:   February 5, 2007                                     By:   /s/ Kent G. Townsend
                                                                                      Kent G. Townsend, Executive Vice President,
                                                                                      Chief Financial Officer and Treasurer

<Index>

INDEX TO EXHIBITS
Exhibit Number	Document
2.0	Plan of Reorganization and Stock Issuance Plan*
3(i)	Federal Stock Charter of Capitol Federal Financial*
3(ii)	Bylaws of Capitol Federal Financial filed on August 4, 2004 as Exhibit 3(ii) to the June 30, 2004 Form 10-Q and incorporated herein by reference
4(i)	Form of Stock Certificate of Capitol Federal Financial*
4(ii)	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, the instruments defining the rights of the holders of the Registrant’s long-term debt
10.1	Registrant’s Thrift and Stock Ownership Plan filed on December 14, 2005 as Exhibit 10.1 to the Annual Report on Form 10-K and incorporated herein by reference
10.2	Registrant’s 2000 Stock Option and Incentive Plan (the “Stock Option Plan”) filed on April 13,
2000 as Appendix A to Registrant’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference
10.3	Registrant’s 2000 Recognition and Retention Plan (the “RRP”) filed on April 13, 2000 as
Appendix B to Registrant’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference
10.4	Capitol Federal Financial Deferred Incentive Bonus Plan filed on December 14, 2006 as Exhibit 10.4 to the Annual Report on Form 10-K and incorporated herein by reference
10.5	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q and incorporated herein by reference
10.6	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4,
2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q and incorporated herein by reference
10.7	Form of Restricted Stock Agreement under the RRP filed on February 4, 2005 as Exhibit 10.7 to the
December 31, 2004 Form 10-Q and incorporated herein by reference
10.8	Description of Named Executive Officer Salary and Bonus Arrangements filed on December 14,
2006 as Exhibit 10.8 to the Annual Report on Form 10-K and incorporated herein by reference
10.9	Description of Director Fee Arrangements
10.10	Short-term Performance Plan filed on December 14, 2005 as Exhibit 10.10 to the Annual
Report on Form 10-K for the fiscal year ended September 30, 2005 and incorporated herein by reference
11	Statement re: computation of earnings per share**
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
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