Form 10-Q
period 2007-03-31
CAPITOL FEDERAL FINANCIAL
filed 2007-05-07
CIK 1074433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

Form 10-Q
(Mark One)
☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

                                                                                                 or

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

          As of April 30, 2007, there were 74,271,720 shares of Capitol Federal Financial Common Stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data and amounts)

	March 31,	September 30,
	2007	2006
ASSETS:	(Unaudited )
Cash and cash equivalents	$242,186	$183,242
Investment securities:
Available-for-sale(“AFS”) at market (amortized cost of $131,060 and $189,275)	131,167	189,480
Held-to-maturity(“HTM”), at cost (market value of $637,279 and $233,525)	642,237	240,000
Mortgage-related securities:
Trading, at market	--	396,904
AFS, at market (amortized cost of $453,625 and $558,939)	454,114	556,248
HTM, at cost (market value of $1,128,515 and $1,101,159)	1,149,329	1,131,634
Loans receivable held-for-sale, net	266	1,440
Loans receivable, net	5,215,701	5,221,117
Mortgage servicing rights ("MSR")	6,304	6,917
Capital stock of Federal Home Loan Bank ("FHLB"), at cost	157,344	165,130
Accrued interest receivable	37,712	38,032
Premises and equipment, net	28,344	26,500
Real estate owned, net	1,905	2,409
Income taxes receivable, net	7,119	5,359
Deferred income taxes, net	9,164	20,967
Other assets	14,401	13,694
TOTAL ASSETS	$8,097,293	$8,199,073

LIABILITIES:
Deposits	$4,002,866	$3,900,431
Advances from FHLB	3,074,973	3,268,705
Other borrowings, net	53,495	53,467
Advance payments by borrowers for taxes and insurance	33,877	48,353
Accounts payable and accrued expenses	61,458	64,898
Total liabilities	7,226,669	7,335,854

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 shares authorized; 91,512,287
shares issued as of March 31, 2007 and September 30, 2006	915	915
Additional paid-in capital	435,643	429,286
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(13,106)	(14,784)
Unearned compensation, Recognition and Retention Plan ("RRP")	(803)	(825)
Retained earnings	757,281	760,890
Accumulated other comprehensive gain (loss)	370	(1,543)
Less shares held in treasury (17,242,193 and 17,480,537 shares as of
March 31, 2007 and September 30, 2006, at cost)	(309,676)	(310,720)
Total stockholders' equity	870,624	863,219

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,097,293	$8,199,073

See accompanying notes to consolidated interim financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars and share counts in thousands except per share data and amounts)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
INTEREST AND DIVIDEND INCOME:
Loans receivable	$73,990	$75,505	$147,182	$150,665
Mortgage-related securities	17,317	18,950	36,838	38,294
Investment securities	9,262	4,425	15,946	9,319
Capital stock of FHLB	2,544	2,473	5,243	4,856
Cash and cash equivalents	1,460	605	4,530	684
Total interest and dividend income	104,573	101,958	209,739	203,818

INTEREST EXPENSE:
Deposits	36,267	28,974	71,736	56,219
FHLB advances	38,508	38,176	79,249	77,980
Other borrowings	1,101	993	2,230	1,948
Total interest expense	75,876	68,143	153,215	136,147

NET INTEREST AND DIVIDEND INCOME	28,697	33,815	56,524	67,671
PROVISION (RECOVERY) FOR LOAN LOSSES	55	(138)	(225)	130
NET INTEREST AND DIVIDEND INCOME AFTER
PROVISION (RECOVERY) FOR LOAN LOSSES	28,642	33,953	56,749	67,541

OTHER INCOME:
Retail fees and charges	3,543	3,914	7,831	8,263
Loan fees	551	435	1,212	910
Insurance commissions	513	808	954	1,232
Gain on trading securities, net	--	--	34	--
Loss on sale of available-for-sale securities	--	--	(47)	--
Other, net	824	858	1,662	1,452
Total other income	5,431	6,015	11,646	11,857

OTHER EXPENSES:
Salaries and employee benefits	10,373	10,185	20,494	20,120
Occupancy of premises	3,529	3,185	6,399	6,283
Regulatory and outside services	1,490	1,102	3,133	2,301
Deposit and loan transaction costs	950	1,103	2,000	2,212
Advertising	1,223	868	2,112	1,565
Other, net	2,455	1,493	3,513	3,047
Total other expenses	20,020	17,936	37,651	35,528
INCOME BEFORE INCOME TAX EXPENSE	14,053	22,032	30,744	43,870
INCOME TAX EXPENSE	5,597	8,445	12,037	16,970
NET INCOME	$8,456	$13,587	$18,707	$26,900

Basic earnings per common share	$0.12	$0.19	$0.26	$0.37
Diluted earnings per common share	$0.12	$0.19	$0.26	$0.37
Dividends declared per share	$0.50	$0.50	$1.09	$1.30

Weighted average number of common shares outstanding:
Basic	72,812	72,647	72,718	72,649
Diluted	72,955	72,923	72,895	72,947
See accompanying notes to consolidated interim financial statements.

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands except per share data and amounts)

						Accumulated
		Additional	Unearned	Unearned		Other
	Common	Paid-In	Compensation	Compensation	Retained	Comprehensive	Treasury
	Stock	Capital	(ESOP)	(RRP)	Earnings	Gain (Loss)	Stock	Total

Balance at October 1, 2006	$ 915	$ 429,286	$ (14,784)	$ (825)	$ 760,890	$ (1,543)	$ (310,720)	$ 863,219
Comprehensive income:
Net income					18,707			18,707
Changes in unrealized gains on
available-for-sale securities, net of
deferred income taxes of $1.2 million						1,913		1,913
Total comprehensive income								20,620

Tax benefit of market value change in vested
RRP shares		26						26
Common stock committed to be released for
allocation - ESOP		2,824	1,009					3,833
Acquisition of treasury stock							(1,516)	(1,516)
Stock options exercised		3,224					2,518	5,742
Treasury stock activity related to RRP, net		138		(190)			42	(10)
Amortization of unearned compensation - RRP				212				212
Stock based compensation expense		145						145
Dividends in excess of debt service cost - ESOP			669					669
Dividends on common stock to stockholders
($1.09 per public share)					(22,316)			(22,316)
Balance at March 31, 2007	$ 915	$ 435,643	$ (13,106)	$ (803)	$ 757,281	$ 370	$ (309,676)	$ 870,624

See accompanying notes to consolidated interim financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the Six Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,707	$26,900
Adjustments to reconcile net income to net cash provided by operating activities:
FHLB stock dividends	(5,243)	(4,856)
Net loan origination fees capitalized	722	1,288
Amortization of net deferred loan origination fees	(776)	(678)
(Recovery) provision for loan losses	(225)	130
Originations of loans receivable held-for-sale	(1,667)	(2,206)
Proceeds from sales of loans receivable held-for-sale	2,910	3,775
Amortization of MSR	498	368
Impairment (recovery of impairment) of MSR	115	(132)
Amortization and accretion of premiums and discounts on
mortgage-related securities and investment securities	(551)	4,082
Principal collected on trading securities	7,729	--
Proceeds from sale of trading securities	389,209	--
Depreciation and amortization of premises and equipment	2,023	1,769
Amortization of deferred debt issuance costs	28	28
Common stock committed to be released for allocation - ESOP	3,833	3,353
RRP shares sold, net of forfeitures	(10)	(11)
Stock based compensation - stock options and RRP	357	500
Other, net	(327)	(323)
Changes in:
Accrued interest receivable	320	874
Other assets	(707)	513
Income taxes payable/receivable and deferred income taxes	8,900	12,466
Accounts payable and accrued expenses	2,828	(2,710)
Net cash provided by operating activities	428,673	45,130

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities or calls of investment securities AFS	60,000	50,000
Purchases of investment securities AFS	(1,520)	--
Proceeds from maturities or calls of investment securities HTM	226,500	--
Purchases of investment securities HTM	(626,388)	--
Principal collected on mortgage-related securities AFS	108,407	159,067
Purchases of mortgage-related securities AFS	(19,912)	--
Proceeds from sale of mortgage-related securities AFS	15,237	--
Principal collected on mortgage-related securities HTM	116,655	144,076
Purchases of mortgage-related securities HTM	(134,878)	(983)
Proceeds from the redemption of capital stock of FHLB	13,029	--
Loan originations, net of principal collected	(40,738)	(11,503)
Loan purchases, net of principal collected	44,518	(50,004)
Purchases of premises and equipment, net	(3,871)	(3,272)
Proceeds from sales of real estate owned, net	2,694	2,074
Net cash (used in) provided by investing activities	(240,267)	289,455

(Continued)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(22,316)	(26,616)
Dividends in excess of debt service cost of ESOP, net	669	(79)
Deposits, net of withdrawals	102,435	54,831
Proceeds from advances/line of credit from FHLB	--	629,100
Repayments on advances/line of credit from FHLB	(200,000)	(829,100)
Change in advance payments by borrowers for taxes and insurance	(14,476)	(6,391)
Acquisitions of treasury stock	(1,516)	(10,056)
Stock options exercised	3,264	1,335
Excess tax benefits from stock options	2,478	--
Net cash used in financing activities	(129,462)	(186,976)

NET INCREASE IN CASH AND CASH EQUIVALENTS	58,944	147,609
CASH AND CASH EQUIVALENTS:
Beginning of period	183,242	58,566
End of period	$242,186	$206,175

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$711	$2,885
Interest payments, net of interest credited to deposits	$78,920	$84,633

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Loans transferred to real estate owned	$1,915	$2,072

Market value change related to fair value hedge:
Interest rate swaps hedging FHLB advances	$(6,268)	$13,123

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

The Company is the sole stockholder of Capitol Federal Savings Bank (the “Bank”). The Company’s majority stockholder is Capitol Federal Savings Bank MHC (“MHC”), a federally chartered mutual holding company.

2.   Earnings Per Share
For the quarter ended March 31, 2007, basic and diluted earnings per share were $0.12. The Company accounts for the 3,024,574 shares acquired by its ESOP in accordance with Statement of Position (“SOP”) 93-6 and the shares awarded pursuant to its RRP in a manner similar to the ESOP shares; shares acquired by the ESOP and shares awarded pursuant to the RRP are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee’s individual account. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.
	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2007(1) (2)	2006(3) (4)	2007(1)(2)	2006(3)(4)
(Dollars in thousands, except per share amounts)
Net income	$8,456	$13,587	$18,707	$26,900

Average common shares outstanding	72,760,899	72,596,424	72,692,770	72,623,113
Average committed ESOP shares outstanding	50,970	50,970	25,482	25,482
Total basic average common shares outstanding	72,811,869	72,647,394	72,718,252	72,648,595

Effect of dilutive RRP shares	5,173	2,114	6,547	2,775
Effect of dilutive stock options	138,109	273,367	169,829	295,837

Total diluted average common shares outstanding	72,955,151	72,922,875	72,894,628	72,947,207

Net earnings per share:
Basic	$0.12	$0.19	$0.26	$0.37
Diluted	$0.12	$0.19	$0.26	$0.37

(1) Options to purchase 34,000 shares of common stock at $38.77 per share were outstanding as of March 31, 2007, but were not included in the computation of diluted EPS because they were anti-dilutive for the three months and the six months ended March 31, 2007.

(2) At March 31, 2007, there were 4,000 unvested RRP shares at $38.76 per share that were excluded from the computation of diluted EPS because they were anti-dilutive for the three months and the six months ended March 31, 2007.

(3) At March 31, 2006, there were 16,000 unvested RRP shares at $32.53 per share that were excluded from the computation of diluted EPS because they were anti-dilutive for the three months and the six months ended March 31, 2006.

(4) Options to purchase 249,000 shares of common stock at prices between $32.48 per share and $36.19 per share were outstanding as of March 31, 2006, but were not included in the computation of diluted EPS because they were anti-dilutive for the three months and the six months ended March 31, 2006.

3.   Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, if the holder irrevocably elects to account for the whole instrument on a fair value basis, and clarifies various aspects of SFAS No. 133 and SFAS No. 140 relating to derivative financial instruments and qualifying special-purpose entities holding derivative financial instruments. The Company’s adoption of SFAS No. 155 had no impact on its financial condition or results of operations.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract as defined in the SFAS. It requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and allows an entity to choose between amortization or fair value measurement methods for each class of separately recognized servicing assets and servicing liabilities. It also permits a one-time reclassification of available-for-sale securities to trading without tainting the investment portfolio, provided the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities. The Company’s adoption of SFAS No. 156 had no impact on its financial condition or results of operations, as management will continue to value MSR at the lower of cost or market.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. When a company elects to apply the fair value option to existing specific items, the company reports the difference between the items’ carrying value and their fair value as a cumulative-effect adjustment to the opening balance of retained earnings. When a company elects to apply the fair value option to new items, the company reports the change in the items value through current period income. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for the Company is October 1, 2008. An entity may elect to early adopt SFAS No. 159 if, among a number of conditions, it has not issued financial statements for any interim period within the fiscal year SFAS No. 159 is first adopted. The Company has not yet completed its assessment of the impact of SFAS No. 159.

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

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors, many of which are beyond our control. The words “may,” “could,” “should,”

“would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

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

The following discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company. It should be read in conjunction with the consolidated financial statements and notes presented in this report. The discussion includes comments relating to the Bank, since the Bank is wholly owned by the Company and comprises the majority of assets and is the principal source of income for the Company. This discussion and analysis should be read in conjunction with the management discussion and analysis included in the Company’s 2006 Annual Report on Form 10-K filed with the SEC.

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

During the quarter, the Federal Open Market Committee of the Federal Reserve Board (“FOMC”) maintained the Federal Funds rate at 5.25% for the sixth consecutive meeting, but indicated that inflation remained the main threat to the economic outlook, despite mixed economic indicators and evidence of modest economic growth. The Federal Funds rate is the rate at which depository institutions lend reserve requirement surplus balances at the Federal Reserve to other depository institutions in deficit of their reserve requirement. An increase in this rate does not directly impact the rates offered to loan and deposit consumers, but the trickle-down effect caused by an increase in borrowing costs for banks may be eventually realized in mortgage, consumer, and corporate loan rates and deposit rates. Previous FOMC meeting minutes discussed the potential impact of the slowdown in the housing market on the economy, but current data suggests stabilization, despite recent increases in delinquencies on subprime adjustable-rate mortgage (“ARM”) loans. Delinquency rates market-wide have prompted a tightening of credit standards, which could constrain home purchases and restrict recovery. See additional discussion under “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Lending Practices and Underwriting Standards.”

During the second quarter of fiscal year 2007, the yield curve remained inverted, and is expected to remain inverted or flat through fiscal year 2007. This yield curve environment has resulted in the compression of the Company’s net interest margin, as the interest-earning assets of the Company generally take longer to reprice relative to its interest-bearing liabilities. The current inverted yield curve environment is likely to cause a continuation of the net interest margin compression during fiscal year 2007.

Net income for the quarter ending March 31, 2007 was $8.5 million compared to $13.6 million for the same period in the prior fiscal year. The $5.1 million decrease in net income was primarily a result of an increase in interest expense of $7.7 million, which was partially offset by an increase of $2.6 million in interest and dividend income. The increase in interest expense was mainly attributable to higher rates on the certificate of deposit and money market portfolios, and, to a lesser extent, the interest rate swaps which are all generally priced based upon short-term interest rates (two year and shorter maturities). The increase in interest and dividend income was primarily a result of an increase in the yields on all interest-earning assets, partially offset by a decrease in the average balance of the loan and mortgage-related securities portfolios.

During fiscal year 2006, management implemented an asset management strategy of shortening the average life of the Bank’s assets to address the interest rate sensitivity that has occurred during the current interest rate environment. Management has been purchasing short-term securities and adjustable-rate securities with terms to maturity or reprice of generally two years or less. The purchases have primarily been investment securities. Management intends to continue purchasing these types of securities for the foreseeable future.

In January 2007, management did not renew $200.0 million of maturing FHLB advances, as the renewal rate on the advances was approximately 5.30% compared to the rate on the maturing advances of 3.37%. Subsequent to March

31, 2007, management did not renew an additional $200.0 million of maturing FHLB advances, as the renewal rate on the advances was approximately 5.00% compared to the rate on the maturing advances of 3.49%. The advances were not renewed because the interest rate available on the Bank’s short-term investment opportunities for these funds was less than or equal to what the rate would have been on the new advances. Management will continue to monitor the Bank’s investment opportunities and balance those opportunities with the cost of FHLB advances or other funding sources. See additional discussion of interest rate risk in "Item 7A. Quantitative and Qualitative Disclosure About Market Risk."

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

Securities Impairment. Management regularly monitors the investment and mortgage-related security portfolios for impairment on a security by security basis. Many factors are considered in determining whether the impairment is deemed to be other-than-temporary, including, but not limited to, the length of time the security has had a market value less than the cost basis, the severity of the loss, the intent and ability of the Bank to hold the security for a period of time sufficient for a substantial recovery of its investment, recent events specific to the issuer or industry including the issuer’s financial condition and current ability to make future payments in a timely manner, external credit ratings and recent downgrades in such ratings. If management deems such decline to be other-than-temporary, the carrying value of the security is adjusted and an impairment amount is recorded in the consolidated statements of income.

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

Financial Condition

Total assets decreased from $8.20 billion at September 30, 2006 to $8.10 billion at March 31, 2007 primarily as a result of not renewing maturing FHLB advances. The $101.8 million decrease in assets was primarily attributed to a $481.3 million decrease in the mortgage-related securities portfolio, partially offset by a $343.9 million increase in the investment securities portfolio. During the first quarter of fiscal year 2007, all trading mortgage-related securities were sold and the majority of the proceeds were invested in short-term investment securities, generally with terms to maturity or reprice of two years or less. Proceeds of principal repayments, maturities and calls from the mortgage-related and investment securities portfolios were utilized to pay off maturing FHLB advances.

Total liabilities decreased from $7.34 billion at September 30, 2006 to $7.23 billion at March 31, 2007. The $109.2 million decrease in liabilities was due primarily to the maturity of a $200.0 million FHLB advance that was not renewed, partially offset by an increase in deposits of $102.4 million, particularly in the checking and money market portfolios due to the timing of payroll deposits.

Stockholders’ equity increased $7.4 million to $870.6 million at March 31, 2007, from $863.2 million at September 30, 2006.

The following table presents selected balance sheet data for the Company at the dates indicated.
	Balance at
	March 31,	December 31,	September 30,	March 31,
	2007	2006	2006	2006
	(Dollars in thousands, except per share amounts)
Selected Balance Sheet Data:
Total assets	$8,097,293	$8,205,833	$8,199,073	$8,252,195
Cash and cash equivalents	242,186	187,479	183,242	206,175
Investment securities	773,404	844,514	429,480	380,518
Mortgage-related securities	1,603,443	1,668,548	2,084,786	1,839,593
Loans receivable, net	5,215,701	5,229,032	5,221,117	5,522,825
MSR	6,304	6,508	6,917	2,633
Capital stock of FHLB	157,344	167,829	165,130	187,115
Deposits	4,002,866	3,934,707	3,900,431	4,015,128
Advances from FHLB	3,074,973	3,270,125	3,268,705	3,213,342
Other borrowings	53,495	53,481	53,467	53,438
Stockholders' equity	870,624	867,139	863,219	861,813
Accumulated other comprehensive gain (loss)	370	(457)	(1,543)	(3,397)
Equity to total assets at end of period	10.75%	10.57%	10.53%	10.44%
Book value per share	$11.94	$11.92	$11.89	$11.87
Shares outstanding	72,932,544	72,725,595	72,589,660	72,598,164

The following table presents rate information at the dates indicated.

	March 31,	December 31,	September 30,	March 31,
	2007	2006	2006	2006
Average Yield / Cost at End of Period: (annualized)
Loans receivable	5.72%	5.66%	5.64%	5.55%
Mortgage-related securities	4.27	4.26	4.54	4.01
Investment securities	4.76	4.82	4.46	4.41
Deposits	3.76	3.68	3.61	3.07
FHLB advances	4.97	4.88	4.88	4.70
Borrowings, other	8.13	8.14	8.28	7.37

Loans Receivable. The loan portfolio remained relatively unchanged compared to September 30, 2006, at $5.22 billion for both period ends. Purchased loans from nationwide lenders represented 19.5% of the loan portfolio at March 31, 2007 compared to 21.3% at September 30, 2006. As of March 31, 2007, the average balance of a purchased mortgage loan was approximately $348 thousand while the average balance of an originated mortgage loan was $115 thousand.

Included in the loan portfolio at March 31, 2007 was $425.7 million of interest-only loans, which were primarily purchased from nationwide lenders during fiscal year 2005. These loans do not typically require principal payments during their initial term. The interest-only loans in our portfolio have initial interest-only terms of either five or ten years, with approximately equal distribution between the two terms. Loans of this type generally are considered to be of greater risk to the lender because of the possibility that the borrower may default once principal payments are required. We attempt to mitigate the risk of interest-only loans by using prudent underwriting criteria. The interest-only loans we purchased have an average credit score of 734 and an average loan-to-value ratio not exceeding 80% at the time of purchase. As of March 31, 2007, the performance of our interest-only loans is comparable to the performance of the rest of our one- to four-family loan portfolio.

Total one- to four-family loan originations during the current six month period were $268.7 million at an average rate of 5.90% compared to one- to four-family loan originations of $269.7 million at an average rate of 5.69% for the same period one year ago. Of the one- to four- family loans originated during the current six month period and the same period one year ago, $245.6 million and $249.2 million, respectively, were fixed-rate. Generally, during the six months ended March 31, 2007, the Bank’s 30 year fixed-rate loans, with no points paid by the borrower, were priced at approximately 143 basis points above the average 10-year Treasury rate, while the Bank’s 15 year fixed-rate loans were priced approximately 105 basis points above the average 10-year Treasury rate. The Bank’s loan pricing is comparable to the secondary mortgage market pricing.

The following table summarizes the activity in the loan portfolio for the periods indicated, excluding changes in loans in process, deferred fees and allowance for loan losses. Included in the six months ending March 31, 2006 repayment amounts are $47.6 million of loans which were repurchased by a seller. These loans were purchased during fiscal year 2005.
	For the Three Months Ended
	March 31, 2007		December 31, 2006		September 30, 2006		June 30, 2006
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Loans receivable:	(Dollars in thousands)
Beginning balance	$ 5,259,857	5.57%	$ 5,257,473	5.55%	$ 5,601,211	5.51%	$ 5,554,691	5.45%
Originations and refinances	161,705	6.31	169,473	6.39	215,763	6.63	249,077	6.46
Purchases	23,518	5.75	26,372	5.98	85,295	6.08	40,115	5.99
Repayments	(194,085)		(193,991)		(240,209)		(242,449)
Principal balance of loans
exchanged for securities(1)	--	--	--	--	(404,819)	5.72	--	--
Other	(1,202)		530		232		(223)
Ending balance	$ 5,249,793	5.59%	$ 5,259,857	5.57%	$ 5,257,473	5.55%	$ 5,601,211	5.51%

(1) During the quarter ended September 30, 2006, the Bank entered into a transaction with the Federal Home Loan Mortgage Corporation (“FHLMC”) whereby the Bank exchanged $404.8 million of fixed-rate mortgage loans for mortgage-related securities. These securities, which the Bank classified as trading, were sold subsequent to September 30, 2006.

	For the Six Months Ended
	March 31, 2007		March 31, 2006
	Amount	Rate	Amount	Rate
Loans receivable:	(Dollars in thousands)
Beginning balance	$ 5,257,473	5.55%	$ 5,494,387	5.39%
Originations and refinances	331,178	6.35	346,406	6.14
Purchases	49,890	5.87	203,909	5.20
Repayments	(388,076)		(490,396)
Other	(672)		385
Ending balance	$ 5,249,793	5.59%	$ 5,554,691	5.45%

The following table presents the Company’s loan portfolio at the dates indicated.

	March 31, 2007			December 31, 2006			September 30, 2006
	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$4,925,267	5.46%	93.82%	$4,940,363	5.44%	93.93%	$ 4,931,505	5.41%	93.80%
Multi-family and commercial	62,287	6.48	1.19	58,793	6.49	1.12	56,774	6.48	1.08
Construction and development	41,765	5.90	0.79	37,168	5.94	0.70	45,452	5.81	0.87
Total real estate loans	5,029,319	5.47	95.80	5,036,324	5.45	95.75	5,033,731	5.43	95.75

Consumer Loans:
Savings loans	5,790	6.34	0.11	6,161	6.27	0.12	6,250	6.12	0.12
Automobile	4,316	6.93	0.08	4,114	6.87	0.08	3,660	6.88	0.07
Home equity	209,788	8.39	4.00	212,628	8.39	4.04	213,182	8.40	4.05
Other	580	9.15	0.01	630	9.03	0.01	650	9.03	0.01
Total consumer loans	220,474	8.31	4.20	223,533	8.31	4.25	223,742	8.31	4.25
Total loans receivable	5,249,793	5.59%	100.00%	5,259,857	5.57%	100.00%	5,257,473	5.55%	100.00%

Less:
Loans in process	20,634			17,244			22,605
Unearned loan fees and deferred costs	9,265			9,438			9,318
Allowance for losses	4,193			4,143			4,433
Total loans receivable, net	$5,215,701			$5,229,032			$5,221,117

Lending Practices and Underwriting Standards

The Bank’s primary lending activity is the origination of loans and purchase of loans from a select group of correspondent lenders. These loans are secured by first mortgages on owner-occupied one- to four-family residences in the Bank’s market areas and select market areas in Missouri. Additional lending volume is generated by purchasing whole one- to four-family mortgage loans from nationwide lenders. These purchases allow the Bank to attain geographic diversification and manage credit concentration risks and rate risk in its loan portfolio.  The Bank’s one- to four-family loans are primarily fully amortizing loans with contractual maturities of up to 30 years, except for interest-only loans during the interest-only period, with payments due monthly. Our one- to-four family loans are generally not assumable and do not contain prepayment penalties. A “due on sale” clause allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the secured property, is generally included in the security instrument.

Current adjustable-rate one- to four-family loans originated by the Bank generally provide for a specified rate limit or cap on the periodic adjustment to the interest rate, as well as a specified maximum lifetime cap and minimum rate, or floor. Negative amortization of principal is not allowed. Borrowers are qualified based on the principal, interest, taxes and insurance payment at the initial rate for three, five and seven year ARM loans.

The Bank also originates interest-only ARM loans that do not require principal payments for a period of up to ten years. Borrowers are qualified based on a fully amortizing payment at the initial loan rate. The Bank is more restrictive on debt-to-income and credit scores on interest-only ARM loans than on other ARM loans to offset the potential risk of payment shock at the time the loan rate adjusts and/or the principal and interest payments begin.

The Bank offers existing loan customers the opportunity to modify their original loan terms to new loan terms generally consistent with those currently being offered in our market areas. This is a convenient tool for customers who may have considered refinancing from an ARM loan to a fixed rate loan or would like to reduce their term and take advantage of lower rates associated with a shorter term loan. The program helps ensure the Bank maintains the relationship with the customer and significantly reduces the amount of time it takes for customers to obtain current market pricing and terms without having to refinance their loans. The Bank charges a fee for this service generally comparable to fees charged on new loans.

One- to four-family loans are generally underwritten using an automated underwriting system developed by a third party. The system’s components closely resemble the Bank’s manual underwriting standards which are generally in accordance with FHLMC and Federal National Mortgage Corporation (“FNMA”) underwriting guidelines. The automated underwriting system analyzes the applicant’s data, with emphasis on credit history, employment and income history, qualifying ratios reflecting the applicant’s ability to repay, asset reserves and loan-to-value ratio. Loans that do not meet the automated underwriting standards are referred to a staff underwriter for manual underwriting. Full documentation to support the applicant’s credit, income, and sufficient funds to cover all applicable fees and reserves at closing are required on all loans. Properties securing one- to four-family loans are appraised by either staff appraisers or independent fee appraisers approved by the board of directors who are independent of the loan origination function.

Presently, the Bank lends up to 105% of the lesser of the appraised value or purchase price for one- to four-family mortgage loans. At March 31, 2007, less than 1% of the balance of the loan portfolio had a loan-to-value ratio greater than 100%. For loans with a loan-to-value ratio in excess of 80%, private mortgage insurance is required in order to reduce the Bank’s loss exposure.

The underwriting standards of the lenders from whom the Bank purchases loans are generally similar to the Bank’s internal underwriting standards. “No Doc” or “Stated Income, Stated Assets” loans are not permitted. Lenders are required to fully document all data sources for each application. Management believes these requirements reduce the credit risk associated with these loans. Before committing to purchase a pool of loans, the Bank’s Chief Lending Officer or Secondary Marketing Manager reviews specific criteria such as loan amount, credit scores, loan-to-value ratios, geographic location, and debt ratios of each loan in the pool. If the specific criteria does not meet the Bank’s underwriting standards and compensating factors are not sufficient, then a loan may be removed from the pool. Once the review of the specific criteria is complete and loans not meeting the Bank’s standards are removed from the pool, changes are sent back to the lender for acceptance and pricing. Before the pool is funded, a Bank underwriter reviews 25% of the loan files and the supporting documentation in the pool. If a loan does not meet the Bank’s underwriting standards for these loans, it is removed from the pool prior to funding.

The underwriting standard for loans purchased under contractual agreement through correspondent lenders is generally performed by a third party underwriter who is under contract to use the Bank’s internal underwriting standards. Correspondent lenders are located within the metropolitan Kansas City and Wichita, Kansas market areas and select market areas in Missouri. The loan product is originated to the Bank’s specifications including interest rates, product description and underwriting standards. The Bank purchases approved loans and the servicing rights, on a loan-by-loan basis.

The Bank also originates construction-to-permanent loans primarily secured by one- to four-family residential real estate. Presently, all of these loans are secured by property located within the Bank’s market areas. Construction loans are obtained primarily by homeowners who will occupy the property when construction is complete. Construction loans to builders for speculative purposes are not permitted. The application process includes submission of complete plans, specifications and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property. All construction loans are manually underwritten using the Bank’s internal underwriting standards. The construction and permanent loan are closed at the same time allowing the borrower to secure the interest rate at the beginning of the construction period and throughout the permanent loan. Construction draw requests and the supporting documentation are reviewed and approved by management. The Bank also performs regular documented inspections of the construction project to ensure the funds are being used for the intended purpose and the project is being completed according to the plans and specifications provided.

The Bank offers a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, student loans and loans secured by savings deposits. The Bank also originates a very limited amount of unsecured loans. The Bank does not originate any consumer loans on an indirect basis, such as contracts purchased from retailers of goods or services which have extended credit to their customers. Currently, all consumer loans are originated in the Bank’s market areas. Home equity loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. In order to minimize risk of loss, home equity loans that are greater than 90% of the value of the property, when combined with the first mortgage, require private mortgage insurance. The term-to-maturity of home equity and home improvement loans may be up to 20 years. Home equity lines of credit have no stated term-to-maturity and require a payment of 1.5% of the outstanding loan balance per month. Unused principal may be re-advanced at any time, not to exceed the original credit limit of the loan. Other consumer loan terms vary according to the type of collateral and the length of the contract.

The majority of the consumer loan portfolio is comprised of home equity lines of credit, which have interest rates that can adjust monthly based upon changes in the prime rate, to a maximum of 18%. Since May 2006, the rates on existing home equity loans have not been increased, despite the increase in the prime rate. This action was taken to retain home equity loans that might otherwise have been refinanced.

The underwriting standards for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of their ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount.

The Bank’s multi-family and commercial real estate loans are secured primarily by multi-family dwellings and small office buildings generally located in the Bank’s market areas. These loans are granted based on the income producing potential of the property and the financial strength of the borrower. Loan-to-value ratios on multi-family and commercial real estate loans usually do not exceed 80% of the appraised value of the property securing the loans. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. The Bank generally requires personal guarantees of the borrowers covering a portion of the debt in addition to the security property as collateral for such loans. The Bank also generally requires an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing these loans are performed by independent state certified fee appraisers approved by the board of directors. While maximum maturities may extend to 30 years, loans frequently have shorter maturities and may not be fully amortizing, requiring balloon payments of unamortized principal at maturity.

Loans over $500 thousand must be underwritten by two senior level underwriters. Any loan greater than $750 thousand must be approved by the Asset and Liability Management Committee (“ALCO”) and loans over $1.5 million must be approved by the board of directors. For loans requiring ALCO and/or board of directors’ approval, management is responsible for presenting to the ALCO and/or board of directors information about the creditworthiness of the borrower and the estimated value of the subject property. Information pertaining to the creditworthiness of the borrower generally consists of a summary of the borrower’s credit history, employment stability, sources of income, net worth, and debt ratios. The estimated value of the property must be supported by an independent appraisal report prepared in accordance with our appraisal policy.

Asset Quality

During the current quarter, our methodology for calculating the number of days delinquent changed with the conversion of our core information processing system. For mortgage loans, the new system utilizes a 30/360 calculation, which is consistent with industry standards. Our former core system calculated days delinquent based upon actual days. The method of calculating days delinquent for home equity loans did not change with the core conversion.

Non-performing loans consist primarily of loans 90 or more days delinquent and loans in the process of foreclosure. Non-performing loans increased $1.2 million from $5.6 million at September 30, 2006 to $6.8 million at March 31, 2007. The increase in non-performing loans increased our ratio of non-performing loans to total loans from 0.11% as of September 30, 2006 to 0.13% at March 31, 2007. Of the $6.8 million, $4.7 million, or 69%, of non-performing loans are secured by property located in our market areas.

Loans 30 to 89 days delinquent, which are not included in non-performing loans, decreased approximately $1.6 million from $20.5 million at September 30, 2006 to $18.9 million at March 31, 2007. Of the $18.9 million at March 31, 2007, $10.6 million, or 56% of 30-89 day delinquent loans represent loans secured by property located in our market areas.

The risk that our non-performing and other delinquent loans may increase is primarily driven by the state of the local economies in which we lend. Since the loans we originate in our market areas are geographically concentrated, we attempt to mitigate the risks of this concentration by purchasing loans from outside our market areas. At March 31, 2007, the asset quality of our purchased loans was essentially the same as loans originated locally. In most of our market areas, the economy has continued to be generally stable. Other risks to our loan portfolio remained largely unchanged from September 30, 2006.

The following table presents the Company’s 30-89 day delinquent loans, non-performing loans, and real estate owned at the dates indicated. The ratios of non-performing loans to total loans and non-performing assets to total assets do not include loans that are 30-89 days delinquent. Non-performing assets include non-performing loans and real estate owned.
	March 31,	December 31,	September 30,	March 31,
	2007	2006	2006	2006
Asset quality information:	(Dollars in thousands)
Loans 30-89 days delinquent	$ 18,883	$ 24,716	$ 20,478	$ 23,027
Non-performing loans	6,833	6,681	5,609	8,682
Real estate owned	1,905	1,770	2,401	1,932
Asset quality ratios:
Non-performing assets to total assets	0.11%	0.10%	0.10%	0.13%
Non-performing loans to total loans	0.13%	0.13%	0.11%	0.16%

The allowance for loan losses as a percentage of non-performing loans was 61.36% at March 31, 2007, compared to 79.03% at September 30, 2006 and 53.91% at March 31, 2006. The decrease in the ratio of allowance for loan losses to non-performing loans since September 30, 2006 primarily resulted from an increase in non-performing loans. Charge-offs, net of recoveries, totaled $15 thousand for the current six months and represented 0.24% of average non-performing loans and less than 0.01% of the average outstanding balance of loans receivable.

The following table presents the Company’s activity for the allowance for loan losses and related ratios at the dates and for the periods indicated.
	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Allowance for loan losses:	(Dollars in thousands)
Beginning balance	$4,143	$4,832	$4,433	$4,598
Losses charged against the allowance:
One- to four-family loans	--	12	9	33
Multi-family loans	--	--	--	--
Commercial and other loans	--	--	--	--
Consumer loans	5	3	6	16
Total charge-offs	5	15	15	49
Recoveries	--	1	--	1
Provision (recovery) charged to expense	55	(138)	(225)	130
Ending balance	$4,193	$4,680	$4,193	$4,680

Allowance for loan losses to non-
performing loans at period end			61.36%	53.91%
Allowance for loan losses to loans
receivable, net at period end			0.08%	0.08%

Mortgage-Related Securities. The balance of mortgage-related securities decreased $481.3 million from $2.08 billion at September 30, 2006 to $1.60 billion at March 31, 2007. The decrease in the portfolio was primarily a result of the sale of the trading securities in the first quarter of fiscal year 2007 which were received in the loan swap transaction with FHLMC in the quarter ended September 30, 2006, and principal repayments. The proceeds from the sale of the trading securities were used to purchase short-term investment securities.

The following tables provide a summary of the activity in our portfolio of mortgage-related securities for the periods presented. The yields and weighted average life (“WAL”) for purchases are presented as recorded at the time of purchase. The yields for the beginning and ending balances are as of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The beginning and ending WAL is the estimated remaining maturity of the underlying collateral after projected prepayment speeds have been applied. The decrease in the yield and WAL at March 31, 2007 compared to September 30, 2006 was primarily a result of the sale of the trading securities which had a net yield and WAL greater than that of the existing portfolio. Excluding the yield and WAL on the trading securities, the portfolio yield would have been 4.26% and the WAL would have been 3.74 years at September 30, 2006.

	For the Three Months Ended
	March 31, 2007			December 31, 2006			September 30, 2006			June 30, 2006
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
Mortgage-related securities:	(Dollars in thousands)
Beginning balance	$ 1,668,548	4.26%	3.48	$ 2,084,786	4.54%	4.39	$ 1,788,858	4.14%	3.85	$ 1,839,593	4.01%	3.30
Maturities and repayments	(112,054)			(120,737)			(124,473)			(135,663)
Sale of securities, net of gains	--			(404,459)			--			--
Net amortization of premiums/discounts	(988)			(1,075)			(1,222)			(1,709)
Purchases:
Fixed	1,983	5.65	18.18	--	--	--	--	--	--	10,092	6.50	1.65
Adjustable	44,672	4.60	1.24	108,135	5.17	1.76	22,239	5.95	1.88	77,792	5.98	2.14
Fair value of securities received in exchange of loans	--	--	--	--	--	--	395,828	5.73	7.15	--	--	--
Other-than-temporary impairment of AFS securities	--			--			(472)			--
Change in valuation of AFS securities	1,282			1,898			4,028			(1,247)
Ending balance	$ 1,603,443	4.27%	3.40	$ 1,668,548	4.26%	3.48	$ 2,084,786	4.54%	4.39	$ 1,788,858	4.14%	3.85

	For the Six Months Ended
	March 31, 2007			March 31, 2006
	Amount	Yield	WAL	Amount	Yield	WAL
Mortgage-related securities:	(Dollars in thousands)
Beginning balance	$ 2,084,786	4.54%	4.39	$ 2,145,254	3.71%	3.38
Maturities and repayments	(232,791)			(303,143)
Sale of securities, net of gains	(404,459)			--
Net amortization of premiums/discounts	(2,063)			(4,101)
Purchases:
Fixed	1,983	5.65	18.18	983	5.65	7.88
Adjustable	152,807	5.00	1.61	--	--	--
Change in valuation of AFS	3,180			600
Ending balance	$ 1,603,443	4.27%	3.40	$ 1,839,593	4.01%	3.30

Investment Securities. Investment securities, which consist of agency bonds (primarily issued by FNMA, FHLMC, or FHLB) and municipal investments, increased $343.9 million from $429.5 million at September 30, 2006 to $773.4 million at March 31, 2007. The following tables provide a summary of the activity of investment securities for the periods presented. The yields for the beginning and ending balances are as of the periods presented. The increase in the yield at March 31, 2007 compared to September 30, 2006 was a result of security purchases with net yields greater than the overall portfolio yield. The beginning and ending WAL represent the estimated remaining maturity of the underlying collateral after projected call dates have been considered, based upon market rates at each date presented. The decrease in the WAL at March 31, 2007 compared to September 30, 2006 was primarily due to purchases with a net WAL less than that of the overall portfolio WAL.

	For the Three Months Ended
	March 31, 2007			December 31, 2006			September 30, 2006			June 30, 2006
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
Investment securities:	(Dollars in thousands)
Beginning balance	$844,514	4.82%	1.66	$429,480	4.46%	2.63	$382,128	4.35%	3.09	$380,518	4.41%	2.84
Maturities and calls	(229,500)			(57,000)			(10,000)			(140,510)
Net amortization of premiums/discounts	1,572			1,042			114			10
Purchases - Fixed	156,768	5.34	1.44	471,140	5.18	0.68	56,730	5.36	1.72	142,413	5.32	1.27
Change in valuation of AFS securities	50			(148)			508			(303)
Ending balance	$773,404	4.76%	1.72	$844,514	4.82%	1.66	$429,480	4.46%	2.63	$382,128	4.35%	3.09

	For the Six Months Ended
	March 31, 2007			March 31, 2006
	Amount	Yield	WAL	Amount	Yield	WAL
Investment securities:	(Dollars in thousands)
Beginning balance	$429,480	4.46%	2.63	$430,499	4.54%	2.48
Maturities and calls	(286,500)			(50,000)
Net amortization of premiums/discounts	2,614			19
Purchases - Fixed	627,908	5.22	0.87	--	--	--
Change in valuation of AFS securities	(98)			--
Ending balance	$773,404	4.76%	1.72	$380,518	4.41%	2.84

Liabilities.   Total liabilities decreased from $7.34 billion at September 30, 2006 to $7.23 billion at March 31, 2007. The $109.2 million decrease in liabilities was due primarily to the maturity of $200.0 million of FHLB advances that were not renewed, partially offset by an increase in deposits of $102.4 million, particularly in the checking and money market portfolios due to the timing of payroll deposits.

At March 31, 2007, $218.5 million of our $2.49 billion in certificates were brokered and public unit deposits, compared to $233.5 million in brokered and public unit deposits at September 30, 2006. The $15.0 million decrease between September 30, 2006 and March 31, 2007 was primarily attributed to maturities of public unit deposits that were not retained because the Bank did not price at the top market rate for public units. Management will continue to monitor the wholesale deposit market for attractive opportunities.

	At			At			At			At
	March 31, 2007			December 31, 2006			September 30, 2006			June 30, 2006
		Average	% of		Average	% of		Average	% of		Average	% of
	Amount	Cost	Total	Amount	Cost	Total	Amount	Cost	Total	Amount	Cost	Total
	(Dollars in thousands)
Checking	$435,300	0.21%	10.87%	$423,907	0.21%	10.77%	$402,898	0.21%	10.33%	$420,933	0.21%	10.80%
Savings(1)	247,844	2.99	6.19	101,960	0.65	2.59	106,347	0.65	2.73	113,018	0.65	2.90
Money market	825,432	3.28	20.62	823,151	3.33	20.92	808,910	3.31	20.74	834,419	3.15	21.42
Certificates(1)	2,494,290	4.62	62.32	2,585,689	4.48	65.72	2,582,276	4.35	66.20	2,527,499	4.14	64.88
Total deposits	$4,002,866	3.76%	100.00%	$3,934,707	3.68%	100.00%	$3,900,431	3.61%	100.00%	$3,895,869	3.40%	100.00%

(1) During the current quarter, variable-rate retirement certificates of deposit were reclassified to Savings as the accounts did not have a stated maturity date as a result of changes required by the new core information technology processing system. The balance of the reclassified variable-rate certificates of deposit at March 31, 2007 was $141.5 million. The amount of variable-rate certificates of deposit included in Certificates at December 31, 2006, September 30, 2006 and June 30, 2006 were $144.9 million, $153.0 million and $154.0 million, respectively.

Stockholders’ Equity. Stockholders’ equity increased $7.4 million from $863.2 million at September 30, 2006 to $870.6 million at March 31, 2007.

Dividends from the Company are the only source of funds for MHC. It is expected that MHC will waive future dividends except to the extent they are needed to fund its continuing operations. The following table shows the number of shares eligible to receive dividends (“public shares”) because of the waiver of dividends by MHC at March 31, 2007. The unvested shares in the ESOP receive cash equal to the dividends paid on the public shares. The cash received is used first to repay the annual debt obligation on the loan taken out by the ESOP from the Company at the time of the mutual-to-stock conversion of the Bank to purchase shares for the ESOP. Cash received in excess of the debt obligation is distributed to participants in the plan. Because these shares are held in trust for a future employee benefit, they are excluded from the calculation of public shares.

Total voting shares outstanding at September 30, 2006	74,031,930
Treasury stock acquisitions (1)	(38,345)
RRP grants, net	4,600
Options exercised, net	271,909
Total voting shares outstanding at March 31, 2007	74,270,094
Unvested shares in ESOP	(1,411,470)
Shares held by MHC	(52,192,817)
Total public shares March 31, 2007	20,665,807

(1)Treasury stock acquisitions represent shares that were received in exchange for the exercise of options.

The following table presents quarterly dividends paid in calendar years 2007, 2006 and 2005. The dollar amounts represent dividends paid during the quarter. The actual amount of dividends to be paid during the quarter ending June 30, 2007, as declared on April 24, 2007, will be based upon the number of shares outstanding on the record date of May 4, 2007. All shares outstanding presented in the table below, except for the quarter ending June 30, 2007, are as of the date of record per the dividend declaration. For the purposes of the table below, the number of dividend shares for the quarter ending June 30, 2007 is based upon shares outstanding on April 30, 2007. This does not represent the actual dividend payout, but rather management’s estimate of the number of shares eligible to receive the dividend and the total dividend payout as of April 30, 2007.

	Calendar Year
	2007	2006	2005
	(Dollars in thousands, except per share amounts)
Quarter ended March 31
Number of dividend shares	20,519,318	20,457,283	20,634,728
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,261	$10,229	$10,317
Quarter ended June 30
Number of dividend shares	20,667,433	20,257,420	20,393,519
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,334	$10,129	$10,197
Quarter ended September 30
Number of dividend shares		20,250,134	20,363,619
Dividend per share		$0.50	$0.50
Total dividends paid		$10,125	$10,182
Quarter ended December 31
Number of dividend shares		20,432,393	20,483,464
Dividend per share		$0.50	$0.50
Total dividends paid		$10,216	$10,242
Special year end dividend
Number of dividend shares		20,432,793	20,483,464
Dividend per share		$0.09	$0.30
Total dividends paid		$1,839	$6,145

Calendar year-to-date dividends per share	$1.00	$2.09	$2.30

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

Average Balance Sheet: The following table presents the average balances of our assets, liabilities and stockholders’ equity and the related annualized yields and costs on our interest-earning assets and interest-bearing liabilities for the periods indicated. Average yields are derived by dividing annualized income by the average balance of the related assets and average costs are derived by dividing recorded expense by the average balance of the related liabilities, for the periods shown. Average balances for interest-earning assets and interest-bearing liabilities are derived from average daily balances. Average balances for other non-interest-earning assets, other non-interest-bearing liabilities and stockholders’ equity are calculated using month end balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates. Yields on tax-exempt securities were not calculated on a tax-equivalent basis.
	For the Three Months Ended
	March 31, 2007		December 31, 2006		September 30, 2006		March 31, 2006
	Average		Average		Average		Average
	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$ 5,223,416	5.67%	$ 5,235,039	5.59%	$ 5,502,349	5.60%	$ 5,538,579	5.46%
Mortgage-related securities	1,633,477	4.24	1,803,033	4.33	1,826,499	4.23	1,914,287	3.96
Investment securities	776,143	4.77	574,857	4.65	412,013	4.42	397,463	4.45
Cash and cash equivalents	114,528	5.17	236,522	5.15	93,095	5.03	57,048	4.30
Capital stock of FHLB	159,171	6.48	165,159	6.48	163,997	6.23	184,670	5.43
Total interest-earning assets (1)	7,906,735	5.30	8,014,610	5.24	7,997,953	5.23	8,092,047	5.05
Other non-interest-earning assets	170,200		192,225		164,325		152,641
Total assets	$ 8,076,935		$ 8,206,835		$ 8,162,278		$ 8,244,688

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits	$ 3,917,104	3.75	$ 3,855,407	3.65	$ 3,881,477	3.55	$ 3,953,841	2.97
FHLB advances (2)	3,110,915	4.95	3,271,001	4.89	3,215,093	4.89	3,268,757	4.68
Other borrowings	53,486	8.24	53,472	8.26	53,457	8.36	53,193	7.47
Total interest-bearing liabilities	7,081,505	4.31	7,179,880	4.25	7,150,027	4.19	7,275,791	3.77
Other non-interest-bearing liabilities	126,904		161,865		150,838		105,852
Stockholders' equity	868,526		865,090		861,413		863,045
Total liabilities and
stockholders' equity	$ 8,076,935		$ 8,206,835		$ 8,162,278		$ 8,244,688
								(Continued)

Net interest rate spread		0.99%		0.99%		1.04%		1.28%
Net interest-earning assets	$ 825,230		$ 834,730		$ 847,926		$ 816,256
Net interest margin		1.45%		1.39%		1.43%		1.67%
Ratio of interest-earning assets
to interest-bearing liabilities		1.12		1.12		1.12		1.11

Selected performance ratios:
Return on average assets (annualized)		0.42%		0.50%		0.49%		0.66%
Return on average equity (annualized)		3.89%		4.74%		4.60%		6.30%
Average equity to average assets		10.75%		10.54%		10.55%		10.47%

(1) Calculated net of deferred loan fees, loan discounts, and loans in process. Non-accruing loans are included in the loans receivable average balance with a yield of zero percent.

(2) Includes net interest expense of $3.3 million, $3.4 million, $3.4 million and $1.7 million related to the interest rate swaps for the three months ended March 31, 2007, December 31, 2006, September 30, 2006 and March 31, 2006, respectively.

(Concluded)

The following table presents selected income statement information for the quarters indicated.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2007	2006	2006	2006	2006
Selected income statement data:	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Loans receivable	$73,990	$73,192	$77,034	$76,123	$75,505
Mortgage-related securities	17,317	19,521	19,337	18,175	18,950
Investment securities	9,262	6,684	4,558	4,170	4,425
Other interest and dividend income	4,004	5,769	3,754	3,959	3,078
Total interest and dividend income	104,573	105,166	104,683	102,427	101,958

Interest expense:
Deposits	36,267	35,469	34,741	31,588	28,974
FHLB advances	38,508	40,741	40,212	39,005	38,176
Other borrowings	1,101	1,129	1,142	1,070	993
Total interest expense	75,876	77,339	76,095	71,663	68,143

Provision (recovery) for loan losses	55	(280)	77	40	(138)

Net interest and dividend income
(after provision (recovery) for
loan losses)	28,642	28,107	28,511	30,724	33,953

Other income	5,431	6,215	6,878	6,069	6,022
Other expenses	20,020	17,631	19,175	18,174	17,943
Income tax expense	5,597	6,440	6,303	7,313	8,445
Net income	$8,456	$10,251	$9,911	$11,306	$13,587

Efficiency ratio	58.90%	51.74%	54.11%	49.41%	45.15%

Basic earnings per share	$0.12	$0.14	$0.14	$0.16	$0.19
Diluted earnings per share	$0.12	$0.14	$0.14	$0.15	$0.19
Dividends declared per share	$0.50	$0.59	$0.50	$0.50	$0.50

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

Net income for the quarter ending March 31, 2007 was $8.5 million compared to $13.6 million for the same period in the prior fiscal year. The $5.1 million decrease in net income was primarily a result of an increase in interest expense of $7.7 million, which was partially offset by an increase of $2.6 million in interest and dividend income.

Total interest and dividend income for the quarter was $104.6 million compared to $102.0 million for the prior year quarter. The $2.6 million increase was primarily a result of an increase in interest income on investment securities and cash and cash equivalents, partially offset by a decrease in interest income on loans receivable and mortgage-related securities.

Interest income on loans receivable for the quarter was $74.0 million compared to $75.5 million for the prior year quarter. The $1.5 million decrease in interest income was primarily a result of a $315.2 million decrease in the average balance of the loan portfolio between the two periods due to the exchange of loans for securities transaction with FHLMC during the fourth quarter of fiscal year 2006. The decrease in the average balance was partially offset by an increase of 21 basis points in the weighted average yield of the loan portfolio to 5.67% for the current quarter. The increase in the weighted average yield can be attributed to loans originated at rates higher than the portfolio rate, ARM loans repricing to higher rates and a change in the interest accrual calculation as a result of the implementation of the Bank’s new core information technology processing system. Under the old system, for a particular scheduled interest payment, interest was accrued from the day after the due date of the prior scheduled interest payment through the due date of the current scheduled interest payment. Under the new system, interest is accrued from the due date of the prior scheduled interest payment through the day before the due date of the current scheduled interest payment. This change resulted in a one-time 5 basis point increase in yield in the loan portfolio for the quarter ending March 31, 2007.

Interest income on mortgage-related securities for the quarter was $17.3 million compared to $19.0 million for the prior year quarter. The $1.7 million decrease in interest income was due to a decrease in the average balance of $280.8 million, partially offset by an increase in the average yield. The decrease in the average balance was a result of the timing of investments and management’s decision to primarily invest the proceeds from the sale of trading securities into investment securities instead of mortgage-related securities. The weighted average yield of the mortgage-related securities portfolio increased by 28 basis points between the two periods as a result of adjustable-rate securities in the portfolio repricing to higher rates and to the purchase of mortgage-related securities with yields higher than that of the existing portfolio.

Interest income on investment securities for the quarter was $9.3 million compared to $4.4 million for the prior year quarter. The $4.9 million increase in interest income was primarily a result of a $378.7 million increase in the average balance of the portfolio and, to a lesser extent, a 32 basis point increase in the weighted average portfolio yield to 4.77% for the current quarter. The increase in the average balance was a result of investing proceeds from the sale of the trading securities during the first quarter of fiscal year 2007 into short-term investment securities. The increase in the weighted average yield of the portfolio was attributed to purchases of agency securities with weighted average yields greater than that of the portfolio.

Interest income on cash and cash equivalents for the quarter was $1.5 million compared to $605 thousand for the prior year quarter. The $855 thousand increase in interest income was primarily a result of a $57.5 million increase in the average balance for the quarter, earning an average yield of 5.17% compared to 4.30% in the prior year quarter. The increase in the average balance of cash and cash equivalents related primarily to the accumulation of cash in anticipation of paying off maturing FHLB advances. The increase in the average yield was due to an increase in short-term interest rates.

Interest expense on deposits for the current quarter was $36.3 million compared to $29.0 million for the prior year quarter. The $7.3 million increase in interest expense was primarily a result of an increase in the average rate paid on the certificate of deposit and money market portfolios. The weighted average rate of the certificate of deposit portfolio for the current quarter was 4.55% compared to 3.71% for the prior year quarter. The weighted average rate of the money market portfolio for the current quarter was 3.32% compared to 2.35% for the prior year quarter. The Bank has increased retail deposit rates in response to the general trend of all rates increasing to remain competitive in its markets, which has resulted in an increase in the weighted average rate of the certificate of deposit and money market portfolios.

Interest expense on FHLB advances for the current quarter was $38.5 million compared to $38.2 million for the prior year quarter. The $332 thousand increase in interest expense was a result of an increase in the paying rate on the interest rate swaps, offset by a decrease in the average balance due to maturing advances that were not renewed. The weighted average paying rate on the variable-rate interest rate swaps was 7.80% for the current quarter compared to 7.01% for the prior year quarter. The 79 basis point increase was due to the increase in the one month LIBOR rate between the two periods. Currently, the Bank is in a net paying position on the interest rate swaps. If the one month LIBOR rate remains higher than 3.68% (weighted average break even LIBOR rate), then the Bank will continue to be in a paying position on the interest rate swaps. The interest rate swap agreements are summarized by maturity date under “Item 3 - Quantitative and Qualitative Disclosure About Market Risk.”

Total other income for the current quarter was $5.4 million compared to $6.0 million in the prior year quarter. The $584 thousand decrease in other income was due to a decrease in retail service fees of $371 thousand primarily related to the discontinuation of certain fees due to the implementation of the Bank’s new core information technology processing system, a decrease in insurance commissions of $295 thousand due to the claim experience of the insurance companies with which the Bank does business, partially offset by an increase in loan fees of $116 thousand due primarily to an increase in MSR, as a result of the exchange of loans for securities.

Total other expenses for the current quarter increased $2.1 million to $20.0 million compared to $17.9 million in the prior year quarter. The increase was due primarily to an increase in other, net expenses of $962 thousand, regulatory and outside services of $388 thousand, advertising expense of $355 thousand, and an increase in occupancy expense of $344 thousand. The increase in other, net expense was due primarily to an increase in office supplies and postage of $466 thousand, an increase in amortization of MSR of $132 thousand, a recovery of MSR impairment in prior year quarter of $131 thousand with no similar occurrence in the current quarter, and an increase in other miscellaneous operating expenses. The increase in office supplies and postage was due primarily to mailings and customer statement printing changes related to the core conversion, and, to a lesser extent, an increase in postage rates which occurred in January 2006. The increase in regulatory and outside services was due to consulting fees related to Sarbanes-Oxley Act of 2002 Section 404 (“SOX 404”) and other professional services. The increase in advertising expense was due to scheduled network television advertising campaigns during the quarter. The increase in occupancy expense related to depreciation of the new core information technology assets.

The Bank completed the implementation of its new core information technology processing system during January 2007. As of March 31, 2007, the Bank has capitalized $6.8 million of costs directly associated with the required hardware upgrades and the software and services related to the installation of the core system and $1.0 million of capitalized payroll costs. Both of these amounts began amortizing during the second quarter of fiscal year 2007. The amortization period will not exceed five years.

Income tax expense for the current quarter was $5.6 million compared to $8.4 million in the prior year quarter. The decrease in income tax expense was a direct result of a decrease in earnings compared to the prior year quarter. The effective tax rate for the current quarter was 39.8%, compared to 38.3% for the prior year quarter. The increase in the effective tax rate was primarily a result of the accrual for taxes due as a result of the state audit that was completed during the current quarter, and the amendment of the fiscal year 2005 and 2006 returns based upon the audit results. These items resulted in an increase of 103 basis points in the current quarter effective tax rate.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended March 31, 2007 to the quarter ended March 31, 2006. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended March 31,
	2007 vs. 2006
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$(4,263)	$2,748	$(1,515)
Mortgage-related securities	(2,913)	1,280	(1,633)
Investment securities	4,498	339	4,837
Capital stock of FHLB	(374)	446	72
Cash equivalents	712	142	854
Total interest-earning assets	$(2,340)	$4,955	$2,615

Interest-bearing liabilities:
Savings(1)	$206	$908	$1,114
Checking	1	--	1
Money market	(244)	1,991	1,747
Certificates(1)	(774)	5,205	4,431
FHLB advances and other borrowings	(1,684)	2,124	440
Total interest-bearing liabilities	$(2,495)	$10,228	$7,733

Net change in net interest and dividend income	$155	$(5,273)	$(5,118)

(1) The increase in the volume and the rate in the savings accounts are related to the variable-rate retirement certificate of deposits that were reclassified to savings from certificates as the accounts did not have a stated maturity date as a result of changes required by the new core information technology processing system.

Comparison of Operating Results for the Six Months Ended March 31, 2007 and 2006

For the six months ended March 31, 2007, the Company recognized net income of $18.7 million, compared to net income of $26.9 million for the six months ended March 31, 2006. The $8.2 million decrease in net income was primarily a result of an increase in interest expense on deposits of $15.5 million and an increase in other expenses of $2.1 million. The increase in expenses was partially offset by an increase in total interest and dividend income of $5.9 million and a decrease in income tax expense of $4.9 million as a result of a reduction in earnings.

Total interest and dividend income for the current six months was $209.7 million compared to $203.8 million for the six months ended March 31, 2006. The $5.9 million increase was primarily a result of an increase in interest income on investment securities of $6.6 million and cash and cash equivalents of $3.8 million, partially offset by a decrease in interest income on loans receivable of $3.5 million and mortgage-related securities of $1.5 million.

Interest income on loans receivable for the current six months was $147.2 million compared to $150.7 million for the six months ended March 31, 2006. The $3.5 million decrease in interest income was primarily a result of a decrease in the average balance of the portfolio as a result of the exchange of loans for securities in the fourth quarter of fiscal year 2006, partially offset by an increase in the average yield of the portfolio of 19 basis points. The increase in the weighted average yield can be attributed to loans originated at rates higher than the portfolio rate, ARM loans repricing to higher rates and a change in the interest accrual calculation as a result of the implementation of the Bank’s new core information technology processing system. Under the old system, for a particular scheduled interest payment, interest was accrued from the day after the due date of the prior scheduled interest payment through the due date of the current scheduled interest payment. Under the new system, interest is accrued from the due date of the prior scheduled interest payment through the day before the due date of the current scheduled interest payment. This change resulted in a one-time 3 basis point increase in the yield in the loan portfolio for the six months ending March 31, 2007.

Interest income on mortgage-related securities for the current six months was $36.8 million compared to $38.3 million for the six months ended March 31, 2006. The $1.5 million decrease in interest income was due to a decrease in the average balance partially offset by an increase in the portfolio yield. The decrease in the average balance was due to the sale of the trading securities during the first quarter of fiscal year 2007. The portfolio yield increased 44 basis points between the two periods as a result of adjustable-rate securities in the portfolio repricing to higher rates, the purchase of mortgage-related securities with yields higher than that of the existing portfolio, and trading securities held during a portion of the first quarter of fiscal year 2007 which also had yields higher than that of the existing portfolio.

Interest income on investment securities for the current six months was $15.9 million compared to $9.3 million for the six months ended March 31, 2006. The $6.6 million increase was primarily a result of a $260.2 million increase in the average balance for the six months due to the reinvestment of proceeds from the sale of trading securities into investment securities during the first quarter of fiscal year 2007, in addition to an increase in the average yield of the portfolio of 23 basis points as a result of securities purchased with yields higher than that of the existing portfolio.

Interest income on cash and cash equivalents for the current six months was $4.5 million compared to $684 thousand for the same period in the prior year. The $3.8 million increase in interest income was primarily a result of an increase in the average balance for the six months due to the timing of the reinvestment of proceeds from the sale of the trading securities.

Interest expense on deposits for the current six months was $71.7 million compared to $56.2 million for the same period in the prior year. The $15.5 million increase in interest expense was primarily a result of an increase in the average rate paid on the certificate of deposit and money market portfolios. As previously discussed, the Bank has raised certain retail interest rates to remain competitive in our markets.

Interest expense on FHLB advances for the current six months was $79.2 million compared to $78.0 million for the same period in the prior year. The $1.2 million increase in interest expense was primarily a result of an increase in the paying rate on the interest rate swaps. The weighted average paying rate on the variable-rate interest rate swaps was 7.81% for the current six month period compared to 6.78% for the six months ended March 31, 2006. The increase in FHLB advance interest expense was partially offset by a decrease in the average balance of FHLB advances due to maturing advances in the first and second quarters of fiscal year 2007 that were not renewed.

The Bank recorded a recovery for loan losses of $225 thousand during the current six months, compared to a provision of $130 thousand in the same period in the prior year due to changes in the current year to the risk assessments of certain categories of loans to better reflect the inherent risk of those categories.

Total other income decreased $211 thousand to $11.6 million for the current six months compared to $11.9 million for the six months ended March 31, 2006. The decrease was due to a decrease in retail fees and charges and insurance commissions, partially offset by an increase of $302 thousand in loan fees due to an increase in MSR as a result of the loan swap transaction and an increase of $210 thousand in other income, net related to other miscellaneous operating income. As previously indicated in our Form 10-K for the year ended September 30, 2006, we would not collect fees for transactions originated electronically following the core conversion. Fees charged for the processing of insufficient fund (“NSF”) transactions decreased due to fewer incidents of NSF. Fees generally charged to our customers relating to their usage of ATM’s not owned by the Bank were not charged during the quarter. Management believes this unanticipated missed ATM fee opportunity will be corrected during the quarter ending June 30, 2007. In addition, waived fees increased $151 thousand, due primarily to fees assessed to customers that were waived immediately following the conversion as customers were becoming accustomed to new interfaces. The waived fees and ATM service charges that were not charged are expected to be a one-time conversion-related incident. The extent to which NSF fee income will return to previous levels is uncertain. The decrease in insurance commissions of $278 thousand was due to the claim experience of the insurance companies with whom the Bank does business.

Total other expenses for the current six month period increased $2.1 million to $37.7 million compared to $35.5 million for the six months ended March 31, 2006. The increase can be attributed to increases in regulatory and outside services, advertising expenses, salaries and employee benefits, and other, net expenses. The $832 thousand increase in regulatory and outside services was due primarily to an increase in consulting fees related to compliance with the SOX 404 and other professional services, as the Company’s internal control environment must be completely reviewed under the new core computer systems. The $547 thousand increase in advertising expense is due to scheduled network television and radio campaigns. The $374 thousand increase in salaries and employee benefits is a result of an increase in payroll expense and related taxes largely attributed to overtime paid following our core computer conversion for additional staffing required to address customer service issues, partially offset by capitalized payroll expense related to the computer conversion. The increase in other, net expense is due primarily to a $795 thousand increase in office supplies and postage due primarily to mailings and customer statement printing changes related to the core conversion, and, to a lesser extent, an increase in postage rates which occurred in January 2006.

Income tax expense for the six months was $12.0 million compared to $17.0 million for the six months ended March 31, 2006. The decrease in income tax expense was primarily due to a decrease in earnings for the current six months. The effective tax rate for the current six month period was 39.2% compared to 38.7% for the six months ended March 31, 2006. The increase in the effective tax rate was primarily due to the accrual of taxes as a result of the state audit that was completed during the current quarter, and the amendment of the fiscal year 2005 and 2006 returns based upon the audit results. These items resulted in an increase of 47 basis points in the effective tax rate for the current six months.

The following table presents the average balances of our assets, liabilities and stockholders’ equity and the related yields and costs on our interest-earning assets and interest-bearing liabilities for the periods indicated. Average yields are derived by dividing recorded income by the average balance of the related assets and average costs are derived by dividing recorded expense by the average balance of the related liabilities, for the periods shown. Average balances of interest-earning assets and interest-bearing liabilities are derived from average daily balances. Average balances for other non-interest-earning assets, other non-interest-bearing liabilities and stockholders’ equity are calculated using month end balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates.
	For the Six Months Ended
	March 31, 2007		March 31, 2006
	Average		Average
	Outstanding	Yield/	Outstanding	Yield/
	Balance	Rate	Balance	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,229,290	5.63%	$5,541,348	5.44%
Mortgage-related securities	1,719,138	4.29	1,991,710	3.85
Investment securities	674,394	4.73	414,166	4.50
Cash and cash equivalents	176,195	5.16	32,587	4.21
Capital stock of FHLB	162,198	6.48	183,453	5.31
Total interest-earning assets (1)	7,961,215	5.27	8,163,264	5.00
Other noninterest-earning assets	171,534		145,106
Total assets	$8,132,749		$8,308,370

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits	$3,885,554	3.71	$3,926,067	2.87
FHLB advances (2)	3,191,838	4.91	3,356,052	4.60
Other borrowings	53,479	8.25	53,305	7.23
Total interest-bearing liabilities	7,130,871	4.28	7,335,424	3.69
Other noninterest-bearing liabilities	135,117		108,344
Stockholders' equity	866,761		864,602
Total liabilities and stockholders' equity	$8,132,749		$8,308,370

Net interest rate spread		.99%		1.31%
Net interest-earning assets	$830,344		$827,840
Net interest margin		1.42%		1.66%
Ratio of interest-earning assets
to interest-bearing liabilities		1.12		1.11

Selected Performance Ratios:
Return on average assets (annualized)		0.46%		0.65%
Return on average equity (annualized)		4.32%		6.22%
Average equity to average assets		10.66%		10.41%

(1) Calculated net of deferred loan fees, loan discounts, and loans in process. Non-accruing loans are included in the loans receivable average balance with a yield of zero percent.

(2) Includes net interest expense of $6.7 million and $2.5 million related to the interest rate swaps for the six months ended March 31, 2007 and March 31, 2006, respectively.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the six months ended March 31, 2007 to the six months ended March 31, 2006. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Six Months Ended
	March 31, 2007 vs. March 31, 2006
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$(8,374)	$4,891	$(3,483)
Mortgage-related securities	(5,569)	4,113	(1,456)
Investment securities	6,131	496	6,627
Capital stock of FHLB	(607)	994	387
Cash and cash equivalents	3,659	187	3,846
Total interest-earning assets	$(4,760)	$10,681	$5,921

Interest-bearing liabilities:
Savings(1)	$125	$959	$1,084
Checking	2	20	22
Money market	(599)	4,179	3,580
Certificates(1)	(464)	11,295	10,831
FHLB advances and other borrowings	(3,043)	4,594	1,551
Total interest-bearing liabilities	$(3,979)	$21,047	$17,068

Net change in net interest and dividend income	$(781)	$(10,366)	$(11,147)

(1) The increase in the volume and the rate in the savings accounts are related to the variable-rate retirement certificate of deposits that were reclassified to savings from certificates as the accounts did not have a stated maturity date as a result of changes required by the new core information technology processing system.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and December 31, 2006

For the quarter ended March 31, 2007, the Company recognized net income of $8.5 million, compared to net income of $10.3 million for the quarter ended December 31, 2006. The $1.8 million decrease in net income was primarily a result of an increase of $2.4 million in other expenses, partially offset by a $535 thousand increase in net interest and dividend income, after provision for loan loss.

Total interest and dividend income for the quarter was $104.6 million compared to $105.2 million for the quarter ended December 31, 2006. The $593 thousand decrease was primarily a result of a decrease in interest income on mortgage-related securities of $2.2 million and cash and cash equivalents of $1.6 million, offset by an increase in interest income from investment securities of $2.6 million and loans receivable of $798 thousand.

Interest income on loans receivable for the current quarter was $74.0 million compared to $73.2 million for the quarter ended December 31, 2006. The $798 thousand increase in interest income was primarily a result of an additional day of accrued interest in the current quarter as a result of the implementation of the Bank’s new core information technology processing system. Under the old system, for a particular scheduled interest payment, interest was accrued from the day after the due date of the prior scheduled interest payment through the due date of the current scheduled interest payment. Under the new system, interest is accrued from the due date of the prior scheduled interest payment through the day before the due date of the current scheduled interest payment. This change resulted in a one-time 5 basis point increase in yield in the loan portfolio for the quarter ending March 31, 2007.

Interest income on mortgage-related securities for the current quarter was $17.3 million compared to $19.5 million for the quarter ended December 31, 2006. The $2.2 million decrease was primarily a result of a decrease in the average portfolio balance due to the timing of the sale of trading securities during the December 2006 quarter and principal repayments and maturities.

Interest income on investment securities for the current quarter was $9.3 million compared to $6.7 million for the quarter ended December 31, 2006. The $2.6 million increase was primarily a result of an increase in the average balance for the current quarter due to purchases.

Interest income on cash and cash equivalents for the current quarter was $1.5 million compared to $3.1 million for the prior quarter. The $1.6 million decrease in interest income was primarily a result of a $122.0 million decrease in the average balance for the current quarter due to the timing of the reinvestment of proceeds from the sale of the trading securities in the previous quarter and the timing of the repayment of maturing FHLB advances in the current quarter.

Interest expense decreased $1.5 million to $75.9 million for the current quarter from $77.3 million for the quarter ended December 31, 2006. The decrease was due to a decrease in interest expense on FHLB advances of $2.2 million as a result of the advances that matured and were not renewed in January 2007 and to fewer days to accrue interest in the quarter ending March 31, 2007. The decrease in interest expense on FHLB advances was partially offset by an increase in interest expense on deposits of $798 thousand as a result of an increase in the average rate paid on the certificate of deposit portfolio.

Total other income decreased $784 thousand to $5.4 million for the current quarter compared to $6.2 million for the quarter ended December 31, 2006. The decrease in other income was due primarily to a decrease in retail service fees of $745 thousand related to the implementation of the new core information technology processing system. Retail fees and charges decreased to $3.5 million for the current quarter from $4.3 million for the quarter ended December 31, 2006 as a result of fees not collected as a result of the conversion to our new core information technology processing system. As previously indicated in our Form 10-K for the year ended September 30, 2006, we would not collect fees for transactions originated electronically following the conversion. Fees collected for the processing of NSF transactions decreased primarily due to fewer incidents of NSF. The extent to which NSF fee income will return to previous levels is uncertain. Fees generally charged to our customers relating to their usage of ATM’s not owned by the Bank were not charged during the quarter. Management believes the unanticipated missed ATM fee opportunity will be corrected during the quarter ending June 30, 2007. In addition, the Bank waived fees assessed to customers immediately following the conversion as customers were becoming accustomed to the new interfaces. The waived fees and ATM service charges that were not charged are expected to be a one-time conversion-related incident.

Total other expenses for the current quarter increased $2.4 million to $20.0 million compared to $17.6 million for the quarter ended December 31, 2006. The increase can be attributed to an increase in other, net expense, occupancy, and advertising expenses. Other, net expense increased $1.3 million relative to a decrease of approximately $1.0 million in miscellaneous operating expenses in the prior quarter, without a similar event in the current quarter. Occupancy expense increased by $659 thousand primarily as a result of depreciation expense related to the core conversion assets. The $335 thousand increase in advertising was due primarily to scheduled network television advertising campaigns.

Income tax expense for the current quarter was $5.6 million compared to $6.4 million for the quarter ended December 31, 2006. The decrease in income tax expense was primarily due to a decrease in earnings for the current quarter. The effective tax rate for the current quarter was 39.8% compared to 38.6% for the quarter ended December 31, 2006. The increase in the effective tax rate was primarily due to the accrual of taxes as a result of the state audit that was completed during the current quarter, and the amendment of the fiscal year 2005 and 2006 returns based upon the audit results. These items resulted in an increase of 103 basis points in the current quarter effective tax rate.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended March 31, 2007 to the quarter ended December 31, 2006. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended
	March 31, 2007 vs. December 31, 2006
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$(181)	$979	$798
Mortgage-related securities	(1,804)	(400)	(2,204)
Investment securities	2,398	180	2,578
Capital stock of FHLB	(154)	(1)	(155)
Cash and cash equivalents	(1,622)	12	(1,610)
Total interest-earning assets	$(1,363)	$770	$(593)

Interest-bearing liabilities:
Savings(1)	$236	$909	$1,145
Checking	7	(30)	(23)
Money market	50	20	70
Certificates(1)	(832)	438	(394)
FHLB advances and other borrowings	(1,847)	(414)	(2,261)
Total interest-bearing liabilities	$(2,386)	$923	$(1,463)

Net change in net interest and dividend income	$1,023	$(153)	$870

(1) The increase in the volume and the rate in the savings accounts are related to the variable-rate retirement certificate of deposits that were reclassified to savings from certificates as the accounts did not have a stated maturity date as a result of changes required by the new core information technology processing system.

Liquidity and Capital Resources

Liquidity management is both a daily and long-term function of our business management. The Bank’s most available liquid assets, represented by cash and cash equivalents, available-for-sale mortgage-related and investment securities, and short-term investment securities, are a product of its operating, investing and financing activities. The Bank’s primary sources of funds are deposits, FHLB advances, repayments on and maturities of outstanding loans and mortgage-related securities, other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and payments on short-term investments are relatively predictable sources of funds, deposit flows and prepayments on loans and mortgage-related securities are greatly influenced by general interest rates, economic conditions and competition and are less predictable sources of funds. To the extent possible, the Bank manages the cash flows of its portfolios by the rates it offers customers. Sources of funds are used primarily to meet our ongoing operations, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. At March 31, 2007, approximately $1.55 billion of our $2.49 billion in certificates of deposit were scheduled to mature within one year. Based on past experience and our pricing strategy, we expect that a majority of these maturing deposits will renew, although no assurance can be given in this regard.

At March 31, 2007, cash and cash equivalents totaled $242.2 million. In January 2007, the Bank did not renew $200.0 million of maturing FHLB advances. Subsequent to March 31, 2007, an additional $200.0 million of FHLB advances matured and were not renewed. Cash on hand and cash received from repayments and maturing investments subsequent to March 31, 2007 were utilized to repay these advances.

The Bank has used FHLB advances to provide funds for lending and investment activities. FHLB lending guidelines set borrowing limits as part of their underwriting standards. At March 31, 2007, the Bank’s ratio of the face amount of advances to total assets, as reported to the Office of Thrift Supervision (“OTS”), was 38%. Our advances are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to FHLB Topeka. Advances in excess of 40% of total assets, but not exceeding 55% of total assets, may be approved by the president of FHLB Topeka based upon a review of documentation supporting the use of the advances. In July 2006, the president of FHLB Topeka approved a renewal of our request to increase the Bank’s borrowing limit to 45% of total assets for one year. Currently, the blanket pledge is sufficient collateral for the FHLB advances. It is possible that increases in our borrowings or decreases in our loan portfolio could require the Bank to pledge securities as collateral on the FHLB advances. The Bank’s policy allows borrowing from FHLB of up to 55% of total assets. In the past, the Bank has utilized other sources for liquidity, such as secondary market repurchase agreements, but in recent years it has relied primarily on the FHLB advances.

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

Even with the current challenging rate environment, it is management’s and the board of directors’ intention to continue to pay regular quarterly dividends of $0.50 per share for the foreseeable future. At March 31, 2007, Capitol Federal Financial, at the holding company level, had $115.3 million in cash and certificates of deposit at the Bank.

In December 2005, the Bank entered into a series of agreements with third party entities in connection with the planned replacement of the Bank’s core information technology processing system. The agreements provide for the Bank’s purchase of hardware, purchase and licensing of software and receipt of maintenance, support and other services. The principal software maintenance agreement has an initial term of five and one-half years, renewable thereafter for successive terms of 33 months. Also in connection with the replacement of its core information technology processing system, the Bank entered into a license and service agreement with a third party for the use of the third party’s proprietary mortgage loan origination system software. Under this agreement, maintenance services are to be provided for an initial term of five years, renewable thereafter for additional one-year terms. The replacement of the core technology processing system was completed in January 2007. The costs associated with the replacement of core information technology processing system were $6.8 million for hardware, software and services and $1.0 million in capitalized payroll costs. Both of these amounts started being depreciated during the current quarter. The depreciation period will not exceed five years. Management anticipates incurring an amount not greater than $900 thousand during fiscal year 2007 as a result of documenting and testing controls of the new core information technology processing system to comply with SOX 404. During the first six months of fiscal year 2007, $306 thousand of consulting fees were incurred related to the compliance with SOX 404.

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

The Company’s contractual obligations related to operating leases and debentures have not changed significantly from September 30, 2006. The following table summarizes our other contractual obligations as of March 31, 2007.

	Maturity Range
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
	(Dollars in thousands)

FHLB Advances	$3,096,000	$1,050,000	$1,520,000	$526,000	$-

Certificates of Deposit	2,494,290	1,554,035	864,250	74,395	1,610

Commitments to originate and
purchase mortgage loans	85,163	85,163	--	--	--

Commitments to fund unused home
equity lines of credit	273,403	273,403	--	--	--

Unadvanced portion of
construction loans	20,634	20,634	--	--	--

The maturity schedule for our certificate of deposit portfolio at March 31, 2007 is located under “Item 3. Quantitative and Qualitative Disclosure About Market Risk”.  We anticipate that we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

The following table presents the maturity of FHLB advances at par as of March 31, 2007. As previously discussed, subsequent to March 31, 2007, $200.0 million of maturing FHLB advances were not renewed. The balance of advances excludes the $21.0 million unrealized loss adjustment on the swapped FHLB advances.

		Actual rates	Effective
		without	rates with
Maturity by		interest rate	interest rate
Fiscal year	Amount	swaps	swaps
	(Dollars in thousands)
2007	$ 550,000	3.58%	3.58%
2008	1,125,000	4.23	4.64
2009	620,000	4.27	4.27
2010	775,000	5.90	7.00
2011	26,000	5.09	5.09
Total	$ 3,096,000	4.55%	4.97%

The following table presents the maturity of FHLB advances by quarter for fiscal year 2007 as of March 31, 2007.

		Weighted
		Average
Maturity by Quarter End	Amount	Rate
	(Dollars in thousands)
June 30, 2007	$ 200,000	3.49%
September 30, 2007	350,000	3.63
	$ 550,000	3.58%
We anticipate that we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

Management has entered into interest rate swap agreements with an aggregate notional principal amount of $800.0 million to modify the Bank’s interest rate risk profile. The counterparties with whom we have entered into the interest rate swap agreements are rated as AA- or higher per our internal policies. Counterparties to the interest rate swaps require collateral for their exposure to the Bank’s net payable mark-to-market position under the terms of the interest rate swap agreements. The exposure is estimated daily by the counterparties calculating a market value for each swap on a net settlement basis. When the valuation indicates that the Bank has a net payable to the counterparty, the Bank may be required to post collateral sufficient to satisfy the counterparty’s exposure. When required, the collateral pledged to the counterparty would be restricted and not available-for-sale. Each counterparty has different collateralization requirements. At March 31, 2007, the Bank had posted available-for-sale mortgage-related securities with an estimated market value of $34.4 million. If the future obligation indicates that the Bank has a net receivable mark-to-market position from the counterparties, the Bank could have a certain level of exposure to the extent the counterparties are not able to satisfy their obligations to the Bank.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company’s consolidated financial statements for the current interim or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards. Total equity for the Bank was $790.8 million at March 31, 2007, or 9.7% of total Bank assets on that date. As of March 31, 2007, the Bank exceeded all capital requirements of the OTS. The following table presents the Bank’s regulatory capital ratios at March 31, 2007 based upon regulatory guidelines.

		Regulatory
		Requirement
	Bank	For “Well
	Ratios	Capitalized” Status
Core capital	9.7%	5.0%
Tier I risk-based capital	22.4%	6.0%
Total risk-based capital	22.3%	10.0%

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company. Under OTS safe harbor regulations, the Bank may distribute to the Company capital not exceeding net income for the current calendar year and the prior two calendar years. Due to the impact refinancing the FHLB advances had on earnings in 2004, the Bank cannot distribute capital to the Company unless it receives waivers of the safe harbor regulation from the OTS during the current waiver period. The Bank had previously reported that a waiver would be required for capital distributions through at least December 31, 2007. As a result of net interest margin compression, earnings have not been at the levels originally forecasted which would likely result in a waiver being required through December 31, 2008. Currently, the Bank has authorization from the OTS to distribute capital from the Bank to the Company through the quarter ending June 30, 2007. So long as the Bank continues to maintain excess capital, operate in a safe and sound manner, and comply with the interest rate risk management guidelines of the OTS, it is management’s belief that the Bank will continue to receive waivers allowing it to distribute the net income of the Bank to the Company, although no assurance can be given in this regard.

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

ALCO regularly reviews the interest rate risk exposure of the Bank by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and measuring the market value of portfolio equity (“MVPE”) at various dates. The MVPE is defined as the net of the present value of the cash flows of an institution’s existing assets, liabilities and off-balance sheet instruments. The present values are determined in alternative interest rate environments providing potential changes in MVPE under those alternative interest rate environments. The Bank’s analysis of its MVPE at March 31, 2007 indicates no significant increase in its risk exposure as compared to September 30, 2006. The Bank’s analysis of the sensitivity of its net interest income to parallel changes in interest rates at March 31, 2007 indicates no significant increase since September 30, 2006.

Gap Table: The following gap table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of March 31, 2007, based on the information and assumptions set forth in the notes below.
	Within Three Months	Three Months To One Year	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total

Interest-earning assets:	(Dollars in thousands)
Loans receivable(1)(2):
Mortgage loans:
Fixed	$ 63,580	$ 376,349	$ 988,138	$ 587,183	$ 1,173,773	$ 3,189,023
Adjustable	85,865	510,216	929,702	280,301	18,495	1,824,579
Other loans	139,630	5,688	9,161	6,839	58,986	220,304
Securities:
Non-mortgage(3)	178,546	374,733	211,254	460	8,303	773,296
Mortgage-related securities(4)	214,050	593,881	497,922	110,692	186,409	1,602,954
Other interest-earning assets	197,407	--	--	--	--	197,407
Total interest-earning assets	879,078	1,860,867	2,636,177	985,475	1,445,966	7,807,563

Interest-bearing liabilities:
Deposits:
Savings(5)	144,077	7,455	17,203	12,877	66,232	247,844
Checking (5)	18,246	50,211	100,483	63,006	203,354	435,300
Money market (5)	20,408	57,838	130,408	90,947	525,831	825,432
Certificates	569,086	1,002,440	847,503	73,867	1,394	2,494,290
Borrowings(6)	1,000,000	850,000	1,020,000	226,000	53,609	3,149,609
Total interest-bearing liabilities	1,751,817	1,967,944	2,115,597	466,697	850,420	7,152,475

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	(872,739)	(107,077)	520,580	518,778	595,546	655,088

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	(872,739)	(979,816)	(459,236)	59,542	655,088

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total assets at March 31, 2007	(10.78)%	(12.10)%	(5.67)%	0.74%	8.09%
Cumulative one-year gap at September 30, 2006		(13.62)
Cumulative one-year gap at September 30, 2005		(4.01)

(1) Adjustable-rate loans are included in the period in which the rate is next scheduled to adjust, rather than in the period in which the loans are due or in the period in which repayments are expected to occur prior to their next rate adjustment. Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.
(2) Balances have been reduced for non-performing loans, which totaled $6.6 million, excluding accrued interest, at March 31, 2007.
(3) Based on contractual maturities or term to call date based on the current rate environment, and excludes the unrealized gain adjustment of $108 thousand on AFS investment securities.
(4) Reflects estimated prepayments of mortgage-related securities in our portfolio, and excludes the unrealized loss adjustment of $489 thousand on AFS mortgage-related securities.
(5) Although our checking, savings and money market accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rate at which the balance of existing accounts would decline) used on these accounts are based on assumptions developed based upon our actual experience with these accounts. If all of our checking, savings and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $2.19 billion, for a cumulative one-year gap of (27.05)% of total assets.
(6) Borrowings exclude the $21.0 million unrealized loss adjustment on the swapped FHLB advances and $114 thousand of capitalized debt issuance costs on other borrowings. These amounts are included in the Within Three Months category.

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

The FHLB advances designated in hedging relationships have maturities ranging from May 2008 to August 2010. At March 31, 2007, the Bank was in a paying position on the interest rate swaps. If the one month LIBOR rate remains higher than 3.68% (weighted average break even LIBOR rate), then the Bank will continue to be in a paying position on the interest rate swaps. The following summarizes the interest rate swap agreements by maturity date at March 31, 2007.
	March 31, 2007
			Paying
Fiscal		Notional	1 Month			Receiving
Year	Fair	Principal	LIBOR		Interest	Interest
Maturity	Value(1)	Amount	Rate (2)	Margin	Rate	Rate	Spread
	(Dollars in thousands)
2008	$ (4,420)	$ 225,000	5.32%	2.41%	7.73%	5.68%	(2.05)%
2010	(16,607)	575,000	5.32	2.51	7.83	6.35	(1.48)
	$ (21,027)	$ 800,000	5.32%	2.48%	7.80%	6.16%	(1.64)%

(1)  The one month LIBOR rate as of March 30, 2007 was 5.32%. This rate was used to calculate the fair value of the interest rate swaps at March 31, 2007.
(2)  The one month LIBOR rate as of February 27, 2007 was 5.32%. This rate plus the margin noted above was the paying interest rate during March 2007.

Changes in portfolio composition.  The following tables provide information regarding the fixed- and adjustable-rate composition of our loan, investment and mortgage-related security portfolios as well as the change in the composition of these portfolios from September 30, 2006 to March 31, 2007. Also presented is the maturity information for our certificate of deposit portfolio, which shows the change in composition between periods.

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

	For the Three Months Ended			For the Three Months Ended
	March 31, 2007			March 31, 2006
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-rate:	(Dollars in thousands)
One- to four-family:
<= 15 years	$22,816	5.64%	12.32%	$16,946	5.65%	8.28%
> 15 years	97,122	5.98	52.43	79,795	6.05	38.99
Other real estate	3,100	6.50	1.67	640	6.25	0.31
Non real estate	7,960	8.13	4.30	10,530	7.57	5.15
Total fixed-rate	130,998	6.06	70.72	107,911	6.14	52.73

Adjustable-rate:
One- to four-family:
<= 36 months	8,515	5.31	4.60	7,410	5.21	3.62
> 36 months	25,186	5.59	13.60	65,394	5.41	31.95
Non real estate	20,524	8.57	11.08	23,942	8.30	11.70
Total adjustable-rate	54,225	6.68	29.28	96,746	6.11	47.27

Total loan originations and purchases	$185,223	6.24%	100.00%	$204,657	6.12%	100.00%

Purchased loans included above:
Fixed-rate purchased loans	$9,333	6.01%		$11,793	6.12%
Adjustable-rate purchased loans	$14,185	5.57%		$42,124	5.34%

	For the Six Months Ended			For the Six Months Ended
	March 31, 2007			March 31, 2006
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family:
<= 15 years	$43,423	5.69%	11.40%	$56,607	5.46%	10.28%
> 15 years	202,161	6.04	53.05	192,631	5.92	35.00
Other real estate	3,873	6.54	1.02	6,697	6.28	1.22
Non real estate	17,007	8.02	4.46	19,851	7.50	3.61
Total fixed-rate	266,464	6.12	69.93	275,786	5.95	50.11

Adjustable-Rate:
One- to four-family:
<= 36 months	14,407	5.35	3.78	48,529	4.75	8.82
> 36 months	58,566	5.66	15.37	175,881	5.20	31.96
Non real estate	41,631	8.58	10.92	50,118	8.00	9.11
Total adjustable-rate	114,604	6.67	30.07	274,528	5.63	49.89

Total loan originations and purchases	$381,068	6.29%	100.00%	$550,314	5.79%	100.00%

Purchased loans included above:
Fixed-rate purchased loans	$21,009	6.10%		$45,875	5.76%
Adjustable-rate purchased loans	$28,882	5.69%		$158,034	5.04%

The following table presents the distribution of our loan portfolio at the dates indicated. Our loan portfolio remains primarily weighted in fixed-rate loans.

	March 31, 2007			December 31, 2006			September 30, 2006
	Amount	Rate	% of Total	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate loans:
One- to four- family:
<= 15 years (1)	$1,134,151	5.37%	21.61%	$1,152,290	5.36%	21.90%	$1,166,880	5.35%	22.19%
> 15 years (1)	1,974,136	5.93	37.60	1,923,923	5.93	36.58	1,864,854	5.93	35.47
Other real estate	94,027	6.30	1.79	85,031	6.35	1.62	86,761	6.34	1.65
Non real estate	72,985	7.69	1.39	70,798	7.63	1.35	67,083	7.57	1.28
Total fixed-rate loans	3,275,299	5.79	62.39	3,232,042	5.78	61.45	3,185,578	5.76	60.59

Adjustable-rate loans:
One- to four- family:
<= 36 months (2)	1,067,303	4.83	20.33	1,032,723	4.80	19.63	989,316	4.76	18.82
> 36 months (2)	749,677	5.23	14.28	831,427	5.18	15.81	910,455	5.13	17.32
Other real estate	10,025	5.73	0.19	10,930	5.66	0.21	15,465	5.33	0.29
Non real estate	147,489	8.62	2.81	152,735	8.62	2.90	156,659	8.63	2.98
Total adjustable-rate loans	1,974,494	5.27	37.61	2,027,815	5.25	38.55	2,071,895	5.22	39.41
Total loans	5,249,793	5.60%	100.00%	5,259,857	5.57%	100.00%	5,257,473	5.55%	100.00%

Less:
Loans in process	20,634			17,244			22,605
Unearned fees and deferred costs	9,265			9,438			9,318
Allowance for loan losses	4,193			4,143			4,433
Total loans receivable, net	$5,215,701			$5,229,032			$5,221,117

(1)	Loans are reported based on their remaining term to maturity, with consideration for historical curtailments, as of the date indicated.
(2)	Loans are reported based on their term to next rate reset as of the date indicated.

The following table presents the distribution of our investment and mortgage-related securities portfolios, at cost, at the dates indicated. Overall, fixed-rate securities comprised 58.3% of these portfolios at March 31, 2007 compared to 51.5% at September 30, 2006. The WAL is the estimated remaining maturity of the underlying collateral after projected prepayment speeds have been applied. The decrease in the WAL between September 30, 2006 and March 31, 2007 was due to the purchase of investments with terms to maturity or reprice of generally less than two years. The increase in the yield between September 30, 2006 and March 31, 2007 as a result of the yield on the securities purchased being greater than that of the overall portfolio yield.

	March 31, 2007			December 31, 2006			September 30, 2006
	Balance	WAL	Yield	Balance	WAL	Yield	Balance	WAL	Yield
	(Dollars in thousands)
Fixed-rate investments:
Agency bonds	$763,971	1.66	4.77%	$837,693	1.62	4.83%	$428,074	2.62	4.46%
Mortgage-related securities, at cost	613,127	4.01	4.56	635,904	4.09	4.55	662,480	4.29	4.58
Municipal bonds	9,326	6.96	3.61	6,764	7.05	3.61	1,201	6.09	3.90
Total fixed-rate investments	1,386,424	2.73	4.67	1,480,361	2.71	4.70	1,091,755	3.64	4.53

Adjustable-rate investments:
Mortgage-related securities, at cost	989,827	3.02	4.09	1,033,437	3.10	4.08	1,028,093	3.38	4.04
Total adjustable-rate investments	989,827	3.02	4.09	1,033,437	3.10	4.08	1,028,093	3.38	4.04
Total investment portfolio, at cost	$2,376,251	2.85	4.43%	$2,513,798	2.87	4.45%	$2,119,848	3.51	4.29%

The certificate of deposit portfolio decreased $80.0 million from September 30, 2006 to March 31, 2007 and the average cost of the portfolio increased 27 basis points between the two reporting dates. Certificates maturing in one year or less at March 31, 2007 were $1.55 billion with an average cost of 4.54%. The following table presents the maturity of certificates of deposit at the dates indicated.
	March 31, 2007		December 31, 2006		September 30, 2006
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Certificates maturing within:
0 to 3 months	$442,706	4.40%	$321,975	4.02%	$518,974	4.40%
3 to 6 months	357,839	4.41	460,940	4.41	314,279	4.04
6 months to one year	753,490	4.68	674,221	4.44	825,885	4.45
One year to two years	680,400	4.81	858,453	4.70	695,580	4.38
After two years	259,855	4.62	270,100	4.54	227,558	4.23
Total certificates	$2,494,290	4.62%	$2,585,689	4.48%	$2,582,276	4.35%

Average maturity (in years)	0.97		1.04		0.94

Item 4. Controls and Procedures
John B. Dicus, the Company’s President and Chief Executive Officer, and Kent G. Townsend, the Company’s Executive Vice President, Chief Financial Officer and Treasurer, have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, the “Act”) as of March 31, 2007. Based upon their evaluation, they have concluded that as of March 31, 2007, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting
As previously disclosed, the Company, through its primary subsidiary the Bank, completed the installation and implementation of a new core processing system during January 2007. The conversion to a new core processing system was made in the ordinary course of business due to obsolescence of the previous computer hardware and software platform. In connection with this conversion, management modified previously established internal controls where applicable, and has implemented, or is in the process of implementing, additional controls and processes to maintain the strength of the overall system of internal controls. Management does not believe any of the changes currently underway in the Bank's systems of internal controls, or any other factors that could significantly affect internal controls, have resulted in any material weaknesses in the Company's internal control over financial reporting. Other than changes relating to the core conversion, there has been no change in our internal control over financial reporting as defined by Rule 13a-15(d) of the Act during our second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes our share repurchase activity during the three months ended March 31, 2007 and additional information regarding our share repurchase program. All shares repurchased during the quarter were tendered to the Company by holders of stock options in lieu of paying the option exercise price in cash. Our current repurchase plan of 500,000 shares was announced on May 26, 2006. The plan has no expiration date and had 461,316 shares remaining as of March 31, 2007. The Company intends to repurchase shares from time to time, depending on market conditions, at prevailing market prices in open-market and other transactions. The shares would be held as treasury stock for general corporate use.

	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased as	of Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans(1)	Under the Plan
January 1, 2007 through
January 31, 2007	--	--	--	498,548
February 1, 2007 through
February 28, 2007	37,232	--(1)	37,232	461,316
March 1, 2007 through
March 31, 2007	--	--	--	461,316
Total	37,232		37,232	461,316
(1) All shares repurchased during the quarter were in exchange for the exercise of options.

<Index>
Item 3.  Defaults Upon Senior Securities
Not applicable

<Index>
Item 4.  Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders for the fiscal year ended September 30, 2006, was held on January 23, 2007. Two matters were presented to the stockholders. The results were previously included in Part 2, Item 4 in the Form 10-Q for the period ended December 31, 2006.

<Index>
Item 5.  Other Information
Not applicable

<Index>
Item 6.  Exhibits
See Index to Exhibits

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL

Date:   May 7, 2007                                       By:   /s/ John B. Dicus
                                                                                      John B. Dicus, President and
                                                                                      Chief Executive Officer

Date:   May 7, 2007                                     By:   /s/ Kent G. Townsend
                                                                                      Kent G. Townsend, Executive Vice President,
                                                                                      Chief Financial Officer and Treasurer

<Index>

INDEX TO EXHIBITS
Exhibit Number	Document
2.0	Plan of Reorganization and Stock Issuance Plan*
3(i)	Federal Stock Charter of Capitol Federal Financial*
3(ii)	Bylaws of Capitol Federal Financial filed on August 4, 2004 as Exhibit 3(ii) to the June 30, 2004 Form 10-Q and incorporated herein by reference
4(i)	Form of Stock Certificate of Capitol Federal Financial*
4(ii)	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, the instruments defining the rights of the holders of the Registrant’s long-term debt
10.1	Registrant’s Thrift and Stock Ownership Plan filed on December 14, 2005 as Exhibit 10.1 to the Annual Report on Form 10-K and incorporated herein by reference
10.2	Registrant’s 2000 Stock Option and Incentive Plan (the “Stock Option Plan”) filed on April 13,
2000 as Appendix A to Registrant’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference
10.3	Registrant’s 2000 Recognition and Retention Plan (the “RRP”) filed on April 13, 2000 as
Appendix B to Registrant’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference
10.4	Capitol Federal Financial Deferred Incentive Bonus Plan filed on December 14, 2006 as Exhibit 10.4 to the Annual Report on Form 10-K and incorporated herein by reference
10.5	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q and incorporated herein by reference
10.6	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4,
2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q and incorporated herein by reference
10.7	Form of Restricted Stock Agreement under the RRP filed on February 4, 2005 as Exhibit 10.7 to the
December 31, 2004 Form 10-Q and incorporated herein by reference
10.8	Description of Named Executive Officer Salary and Bonus Arrangements filed on December 14,
2006 as Exhibit 10.8 to the Annual Report on Form 10-K and incorporated herein by reference
10.9	Description of Director Fee Arrangements filed on February 5, 2007 as Exhibit 10.9 to the December 31, 2006 Form 10-Q and incorporated herein by reference
10.10	Short-term Performance Plan filed on December 14, 2005 as Exhibit 10.10 to the Annual
Report on Form 10-K for the fiscal year ended September 30, 2005 and incorporated herein by reference
11	Statement re: computation of earnings per share**
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
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