Form 10-Q/A
period 2007-03-31
CAPITOL FEDERAL FINANCIAL
filed 2007-05-11
CIK 1074433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

Form 10-Q/A
(Amendment No.1)
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

Explanatory Note:

The sole purpose of this amendment on Form 10-Q/A is to correct Exhibit 32, Statement Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18. U.S.C. Section 1350, which inadvertently contained an incorrect date as filed with the original Form 10-Q on May 7, 2007. Although this Form 10-Q/A restates the original Form 10-Q in its entirety, the correction to Exhibit 32 is the only change that has been made to the Form 10-Q.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company and/or the Bank may from time to time make written or oral “forward looking statements,” including statements contained in the documents we file with or furnish to the SEC. These forward-looking statements may be included in this Quarterly Report on Form 10-Q/A and the exhibits attached to it, in the Company’s reports to stockholders and in other communications by the Company, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

As used in this Form 10-Q/A, unless we specify otherwise, “the Company,” “we,” “us,” and “our” refer to Capitol Federal Financial, a United States corporation. “Capitol Federal Savings,” and “the Bank,” refer to Capitol Federal Savings Bank, a federal savings bank and the wholly-owned subsidiary of the Company. “MHC” refers to Capitol Federal Savings Bank MHC, a mutual holding company and majority-owner of the Company.

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

CAPITOL FEDERAL FINANCIAL

Date:   May 11, 2007                                       By:   /s/ John B. Dicus
                                                                                      John B. Dicus, President and
                                                                                      Chief Executive Officer

Date:   May 11, 2007                                     By:   /s/ Kent G. Townsend
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