Form 10-Q
period 2007-06-30
CAPITOL FEDERAL FINANCIAL
filed 2007-08-06
CIK 1074433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

Form 10-Q
(Mark One)
☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

                                                                                                 or

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

          As of July 30, 2007, there were 74,298,620 shares of Capitol Federal Financial Common Stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data and amounts)

	June 30,	September 30,
	2007	2006
ASSETS:	(Unaudited )
Cash and cash equivalents	$188,664	$183,242
Investment securities:
Available-for-sale (“AFS”) at market (amortized cost of $107,456 and $189,275)	107,427	189,480
Held-to-maturity (“HTM”) at cost (market value of $560,448 and $233,525)	565,733	240,000
Mortgage-related securities:
Trading, at market	--	396,904
AFS, at market (amortized cost of $386,205 and $558,939)	386,515	556,248
HTM, at cost (market value of $1,050,564 and $1,101,159)	1,080,307	1,131,634
Loans receivable held-for-sale, net	354	1,440
Loans receivable, net	5,250,270	5,221,117
Mortgage servicing rights ("MSR")	6,017	6,917
Capital stock of Federal Home Loan Bank ("FHLB"), at cost	147,557	165,130
Accrued interest receivable	34,809	38,032
Premises and equipment, net	27,388	26,500
Real estate owned, net	1,828	2,409
Income taxes receivable	7,987	5,359
Deferred income taxes, net	3,989	20,967
Other assets	14,984	13,694
TOTAL ASSETS	$7,823,829	$8,199,073

LIABILITIES:
Deposits	$3,946,693	$3,900,431
Advances from FHLB	2,870,337	3,268,705
Other borrowings, net	53,509	53,467
Advance payments by borrowers for taxes and insurance	22,214	48,353
Accounts payable and accrued expenses	60,981	64,898
Total liabilities	6,953,734	7,335,854

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 shares authorized; 91,512,287
shares issued as of June 30, 2007 and September 30, 2006	915	915
Additional paid-in capital	437,515	429,286
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(12,602)	(14,784)
Unearned compensation, Recognition and Retention Plan ("RRP")	(716)	(825)
Retained earnings	754,233	760,890
Accumulated other comprehensive gain (loss)	174	(1,543)
Less shares held in treasury (17,215,567 and 17,480,537 shares as of
June 30, 2007 and September 30, 2006, at cost)	(309,424)	(310,720)
Total stockholders' equity	870,095	863,219

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,823,829	$8,199,073

See accompanying notes to consolidated interim financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars and share counts in thousands except per share data and amounts)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST AND DIVIDEND INCOME:
Loans receivable	$73,219	$76,123	$220,401	$226,788
Mortgage-related securities	16,224	18,175	53,062	56,469
Investment securities	8,459	4,170	24,405	13,489
Capital stock of FHLB	2,413	2,483	7,656	7,339
Cash and cash equivalents	1,211	1,476	5,741	2,160
Total interest and dividend income	101,526	102,427	311,265	306,245

INTEREST EXPENSE:
Deposits	37,377	31,588	109,113	87,807
FHLB advances	37,220	39,005	116,469	116,985
Other borrowings	1,113	1,070	3,343	3,018
Total interest expense	75,710	71,663	228,925	207,810

NET INTEREST AND DIVIDEND INCOME	25,816	30,764	82,340	98,435
PROVISION (RECOVERY) FOR LOAN LOSSES	--	40	(225)	170
NET INTEREST AND DIVIDEND INCOME
AFTER PROVISION (RECOVERY) FOR LOAN LOSSES	25,816	30,724	82,565	98,265

OTHER INCOME:
Retail fees and charges	3,957	4,347	11,788	12,610
Loan fees	644	436	1,856	1,346
Insurance commissions	529	434	1,483	1,666
Gain on trading securities, net	--	--	34	--
Loss on sale of available-for-sale securities	--	--	(47)	--
Other, net	778	844	2,440	2,295
Total other income	5,908	6,061	17,554	17,917

OTHER EXPENSES:
Salaries and employee benefits	10,717	10,063	31,211	30,183
Occupancy of premises	3,488	3,254	9,887	9,538
Regulatory and outside services	1,781	1,307	4,914	3,607
Deposit and loan transaction costs	1,226	1,113	3,226	3,325
Advertising	1,081	819	3,193	2,384
Other, net	1,843	1,610	5,356	4,656
Total other expenses	20,136	18,166	57,787	53,693
INCOME BEFORE INCOME TAX EXPENSE	11,588	18,619	42,332	62,489
INCOME TAX EXPENSE	4,299	7,313	16,336	24,283
NET INCOME	$7,289	$11,306	$25,996	$38,206

Basic earnings per common share	$0.10	$0.16	$0.36	$0.53
Diluted earnings per common share	$0.10	$0.15	$0.36	$0.52
Dividends declared per public share	$0.50	$0.50	$1.59	$1.80

Basic weighted average common shares	72,947	72,525	72,795	72,607
Diluted weighted average common shares	73,043	72,754	72,944	72,882

See accompanying notes to consolidated interim financial statements.

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands except per share data and amounts)

						Accumulated
		Additional	Unearned	Unearned		Other
	Common	Paid-In	Compensation	Compensation	Retained	Comprehensive	Treasury
	Stock	Capital	(ESOP)	(RRP)	Earnings	Gain (Loss)	Stock	Total

Balance at October 1, 2006	$ 915	$ 429,286	$ (14,784)	$ (825)	$ 760,890	$ (1,543)	$ (310,720)	$ 863,219
Comprehensive income:
Net income					25,996			25,996
Changes in unrealized (gains) losses on
mortgage-related securities available-for-sale
net of deferred income taxes of $1.0 million						1,717		1,717
Total comprehensive income								27,713

Tax benefit of market value change in vested
RRP shares		36						36
Common stock committed to be released for
allocation - ESOP		4,253	1,513					5,766
Acquisition of treasury stock							(1,516)	(1,516)
Stock options exercised		3,587					2,770	6,357
Treasury stock activity related to RRP, net		138		(190)			42	(10)
Amortization of unearned compensation - RRP				299				299
Stock based compensation expense		215						215
Dividends in excess of debt service cost - ESOP			669					669
Dividends on common stock to stockholders
($1.59 per public share)					(32,653)			(32,653)
Balance at June 30, 2007	$ 915	$ 437,515	$ (12,602)	$ (716)	$ 754,233	$ 174	$ (309,424)	$ 870,095

See accompanying notes to consolidated interim financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the Nine Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,996	$38,206
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(7,655)	(7,339)
(Recovery) provision for loan losses	(225)	170
Originations of loans receivable held-for-sale	(1,941)	(2,997)
Proceeds from sales of loans receivable held-for-sale	3,103	4,699
MSR activity, net	900	382
Amortization and accretion of premiums and discounts on
mortgage-related securities and investment securities	(626)	5,781
Principal collected on trading securities	7,729	--
Proceeds from sale of trading securities	389,209	--
Depreciation and amortization of premises and equipment	3,399	2,807
Amortization of deferred debt issuance costs	42	43
Common stock committed to be released for allocation - ESOP	5,766	5,018
RRP shares sold, net of forfeitures	(10)	(11)
Stock based compensation - stock options and RRP	514	664
Other, net	(515)	(505)
Changes in:
Accrued interest receivable	3,223	3,800
Other assets	(1,290)	663
Income taxes payable/receivable and deferred income taxes	13,337	16,861
Accounts payable and accrued expenses	(2,285)	(3,380)
Net cash provided by operating activities	438,671	64,862

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities or calls of investment securities AFS	83,740	--
Purchases of investment securities AFS	(1,520)	(142,413)
Proceeds from maturities or calls of investment securities HTM	361,500	190,510
Purchases of investment securities HTM	(683,717)	--
Principal collected on mortgage-related securities AFS	174,750	226,262
Purchases of mortgage-related securities AFS	(19,912)	--
Proceeds from sale of mortgage-related securities AFS	15,237	(87,884)
Principal collected on mortgage-related securities HTM	186,217	212,544
Purchases of mortgage-related securities HTM	(135,570)	(983)
Proceeds from the redemption of capital stock of FHLB	25,529	22,042
Purchases of capital stock of FHLB	(301)	--
Loan originations, net of principal collected	(96,602)	(65,029)
Loan purchases, net of principal collected	64,824	(39,948)
Net deferred fee activity	177	759
Purchases of premises and equipment, net	(4,292)	(5,038)
Proceeds from sales of real estate owned, net	3,711	3,393
Net cash (used in) provided by investing activities	(26,229)	314,215

(Continued)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(32,653)	(36,744)
Dividends in excess of debt service cost of ESOP, net	669	(79)
Deposits, net of withdrawals	46,262	(64,428)
Proceeds from advances/line of credit from FHLB	6,901	629,100
Repayments on advances/line of credit from FHLB	(406,901)	(829,100)
Change in advance payments by borrowers for taxes and insurance	(26,139)	(19,718)
Acquisitions of treasury stock	(1,516)	(14,882)
Stock options exercised	3,828	1,968
Excess tax benefits from stock options	2,529	1,402
Net cash used in financing activities	(407,020)	(332,481)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,422	46,596
CASH AND CASH EQUIVALENTS:
Beginning of period	183,242	58,566
End of period	$188,664	$105,162

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$711	$6,020
Interest payments, net of interest credited to deposits	$124,992	$127,055

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Loans transferred to real estate owned	$2,673	$3,772

Loans made on the sale of real estate owned	$-	$96

Market value change related to fair value hedge:
Interest rate swaps hedging FHLB advances	$(1,632)	$18,600

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

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, other-than-temporary declines in the value of securities, the valuation of MSR, deferred income tax assets, and derivative instruments. See “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Capitol Federal Savings Bank (“the Bank”). The Bank has a wholly owned subsidiary, Capitol Funds, Inc. Capitol Funds, Inc. has a wholly owned subsidiary, Capitol Federal Mortgage Reinsurance Company. Significant intercompany accounts and transactions have been eliminated.

2.   Earnings Per Share
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
	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2007(1)	2006(3) (4)	2007(1) (2)	2006(3) (4)
(Dollars in thousands, except per share amounts)
Net income	$ 7,289	$ 11,306	$ 25,996	$ 38,206

Average common shares outstanding	72,846,007	72,423,231	72,743,849	72,556,486
Average committed ESOP shares outstanding	101,374	101,374	50,779	50,779
Total basic average common shares outstanding	72,947,381	72,524,605	72,794,628	72,607,265

Effect of dilutive RRP shares	5,234	3,794	5,987	2,659
Effect of dilutive stock options	90,298	225,289	143,210	272,284

Total diluted average common shares outstanding	73,042,913	72,753,688	72,943,825	72,882,208

Net earnings per share:
Basic	$ 0.10	$ 0.16	$ 0.36	$ 0.53
Diluted	$ 0.10	$ 0.15	$ 0.36	$ 0.52

(1) Options to purchase 34,000 shares of common stock at $38.77 per share were outstanding as of June 30, 2007, but were not included in the computation of diluted EPS because they were anti-dilutive for the three months and the nine months ended June 30, 2007.

(2) At June 30, 2007, there were 4,000 unvested RRP shares at $38.76 per share that were excluded from the computation of diluted EPS because they were anti-dilutive for the nine months ended June 30, 2007.

(3) At June 30, 2006, there were 16,000 unvested RRP shares at $32.53 per share that were excluded from the computation of diluted EPS because they were anti-dilutive for the three months and the nine months ended June 30, 2006.

(4) Options to purchase 249,000 shares of common stock at prices between $32.48 per share and $36.19 per share were outstanding as of June 30, 2006, but were not included in the computation of diluted EPS because they were anti-dilutive for the three months and the nine months ended June 30, 2006.

3.   Recent Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, if the holder irrevocably elects to account for the whole instrument on a fair value basis, and clarifies various aspects of SFAS No. 133 and SFAS No. 140 relating to derivative financial instruments and qualifying special-purpose entities holding derivative financial instruments. The Company’s adoption of SFAS No. 155, effective October 1, 2006, had no impact on its financial condition or results of operations.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract as defined in the SFAS. It requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and allows an entity to choose between amortization or fair value measurement methods for each class of separately recognized servicing assets and servicing liabilities. It also permits a one-time reclassification of available-for-sale securities to trading without tainting the investment portfolio, provided the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities. The Company’s adoption of SFAS No. 156, effective October 1, 2006, had no impact on its financial condition or results of operations, as management will continue to value MSR at the lower of cost or market.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. When a company elects to apply the fair value option to existing specific items, the company reports the difference between the items’ carrying value and their fair value as a cumulative-effect adjustment to the opening balance of retained earnings upon adoption of the standard, with subsequent changes in fair value being charged to earnings. When a company elects to apply the fair value option to new items, the company reports the change in the items value through current period income. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for the Company is October 1, 2008. An entity may elect to early adopt SFAS No. 159 if, among a number of conditions, it has not issued financial statements for any interim period within the fiscal year SFAS No. 159 is first adopted. The Company has not yet completed its assessment of the impact of SFAS No. 159.

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

•	the willingness of users to substitute competitors’ products and services with our products and services;
•	our success in gaining regulatory approval of our products and services, when required;
•	the impact of changes in financial services laws and regulations, including laws concerning taxes, banking, securities and insurance;
•	technological changes;
•	acquisitions and dispositions;
•	changes in consumer spending and saving habits; and
•	our success at managing the risks involved in our business.

This list of important factors is not all inclusive. We do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

As used in this Form 10-Q, unless we specify otherwise, “the Company,” “we,” “us,” and “our” refer to Capitol Federal Financial, a United States corporation. “Capitol Federal Savings,” and “the Bank,” refer to Capitol Federal Savings Bank, a federal savings bank and the wholly-owned subsidiary of the Company. “MHC” refers to Capitol Federal Savings Bank MHC, a federally chartered mutual holding company and majority-owner of the Company.

The following discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company. It should be read in conjunction with the consolidated financial statements and notes presented in this report. The discussion includes comments relating to the Bank, since the Bank is wholly owned by the Company and comprises the majority of its assets and is the principal source of income for the Company. This discussion and analysis should be read in conjunction with the management discussion and analysis included in the Company’s 2006 Annual Report on Form 10-K filed with the SEC.

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

The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, mortgage-related securities, investment securities and cash, and the interest paid on deposits and borrowings. We generally price our loan and deposit products based upon an analysis of our competition and changes in market rates. On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies. While we do not explicitly price our products at a margin to a specific market rate or index, our products tend to be priced at a margin to general market rates or indices. While national market rates change constantly, and rates offered by competitors with nationwide delivery channels may change during a business day, our offered rates generally remain available to customers for up to a week on deposit products and several days to a week on loan products. Our one- to four-family mortgage loans are generally priced based upon the 10-year Treasury rate while the rates on our deposits are generally priced based upon short-term Treasury rates. The majority of our loans are fixed-rate products with maturities up to 30 years, while the majority of our deposits have maturity or reprice dates of less than two years.

During the quarter, the Federal Open Market Committee of the Federal Reserve Board (“FOMC”) maintained the Federal Funds rate at 5.25%. The Federal Funds rate is the rate at which depository institutions lend reserve requirement surplus balances at the Federal Reserve to other depository institutions in deficit of their reserve requirement. The recent FOMC meeting minutes indicated that readings on core inflation had improved modestly, but did not provide assurance that inflationary risks would moderate. Previous FOMC meeting minutes discussed the potential impact of the slowdown in the housing market on the economy, but current data suggests moderate economic growth, despite an ongoing adjustment in the housing sector and recent increases in delinquencies on subprime loans. Delinquency rates market-wide have prompted a tightening of credit standards, which has restricted additional economic recovery, but the FOMC continues to cite inflationary risk as the primary variable in determining the Federal Funds rate. An increase in this rate does not directly impact the rates offered to loan and deposit consumers, but the trickle-down effect caused by an increase in borrowing costs for banks in general may be eventually realized in mortgage, consumer, and corporate loan rates and deposit rates.

During the third quarter of fiscal year 2007, the yield curve began to show signs of assuming a positive curve compared to the flat or inverted curve that began in fiscal year 2006 and continued through the first half of fiscal year 2007, as long-term treasury yields rose to levels which exceeded short-term treasury yields. The inverted-to-flat yield curve environment has resulted in the compression of the Company’s net interest margin, as the interest-earning assets of the Company generally take longer to reprice relative to its interest-bearing liabilities. Net interest margin compression is likely to continue for the duration of fiscal year 2007 as a result of the yield curve environment.

Net income for the quarter ended June 30, 2007 was $7.3 million compared to $11.3 million for the same period in the prior fiscal year. The $4.0 million decrease in net income was primarily a result of an increase in interest expense of $4.0 million. The increase in interest expense was mainly attributable to higher rates on the certificate of deposit portfolio, which is generally priced based upon short-term interest rates (two year and shorter maturities).

During fiscal year 2006, management implemented an asset management strategy of shortening the average life of the Bank’s assets to address the increasing interest rate sensitivity that has occurred during the current interest rate environment. Management has been purchasing short-term securities and adjustable-rate securities with terms to maturity or reprice of generally two years or less. The purchases have primarily been investment securities. Management intends to continue purchasing these types of securities for the foreseeable future.
In April 2007, management elected not to renew $200.0 million of maturing FHLB advances. The renewal rate on the advances was approximately 5.00% compared to 3.49% on the maturing advances. The advances were not renewed because the interest rate available on the Bank’s short-term investment opportunities for these funds was less than or equal to the rate that would have been available on the new advances and the Bank had sufficient liquidity to pay off the maturing advances. In July 2007, $350.0 million in FHLB advances with a weighted average rate of 3.63% matured, and management elected not to renew $200.0 million of these advances. Management elected to renew $150.0 million of advances as a result of the amount of liquidity available at the time of maturity and to extend the maturity date to better match the interest rate risk profile of the loan portfolio as fixed rate loans continue to comprise a larger part of that portfolio. The $150.0 million of advances were renewed at a weighted average rate of 5.40% and are scheduled to mature during fiscal year 2011. At each advance maturity, management will continue to balance the yield spread on assets generally funded by the maturing advances relative to the cost of new advances or alternative funding strategies, the amount of liquidity available to pay off advances or invest and the interest rate risk profile of funding alternatives and their impact on the overall interest rate risk profile of the Bank. Based upon these factors, management may continue to pay off some or all maturing advances. See additional discussion of interest rate risk in "Item 7A. Quantitative and Qualitative Disclosure About Market Risk."

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

One- to four-family mortgage loans and consumer loans that are not impaired, as defined in SFAS No. 114 and No. 118, are collectively evaluated for impairment using a formula allowance as permitted by SFAS No. 5, “Accounting for Contingencies.” Loans on residential properties with greater than four units, residential construction loans and commercial properties that are delinquent or where the borrower’s total loan concentration balance is greater than $1.5 million (excluding one- to four-family mortgage loans) are evaluated for impairment on a loan by loan basis at least annually. If no impairment exists, these loans are included in the formula allowance. The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of pools of loans. Changes in risk evaluations of both performing and non-performing loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience and on significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. Loan loss factors for portfolio segments are representative of the credit risks associated with loans in those segments. The greater the credit risks associated with a particular segment, the greater the loss factor. Loss factors increase as individual loans become classified, delinquent, the foreclosure process begins, or as economic conditions warrant.

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

Financial Condition

Total assets decreased from $8.20 billion at September 30, 2006 to $7.82 billion at June 30, 2007. The $375.2 million decrease in assets was primarily attributed to a $618.0 million decrease in the mortgage-related securities portfolio, partially offset by a $243.7 million increase in the investment securities portfolio. Proceeds from principal repayments, maturities and calls from the mortgage-related and investment securities portfolios and funds from an increase in the certificate of deposit portfolio were utilized to repay $400.0 million of maturing FHLB advances. During the first quarter of fiscal year 2007, all trading mortgage-related securities were sold and the majority of the proceeds were invested in short-term investment securities, generally with terms to maturity or repricing of two years or less.

Total liabilities decreased from $7.34 billion at September 30, 2006 to $6.95 billion at June 30, 2007. The $382.1 million decrease in liabilities was due primarily to not renewing $400.0 million of maturing FHLB advances, partially offset by an increase in deposits of $46.3 million, primarily in the certificate of deposit portfolio.

Stockholders’ equity increased $6.9 million to $870.1 million at June 30, 2007, from $863.2 million at September 30, 2006.

The following table presents selected balance sheet data for the Company at the dates indicated.
	Balance at
	June 30,	March 31,	December 31,	September 30,	June 30,
	2007	2007	2006	2006	2006
	(Dollars in thousands, except per share amounts)
Selected Balance Sheet Data:
Total assets	$7,823,829	$8,097,293	$8,205,833	$8,199,073	$8,117,173
Cash and cash equivalents	188,664	242,186	187,479	183,242	105,162
Investment securities	673,160	773,404	844,514	429,480	382,128
Mortgage-related securities	1,466,822	1,603,443	1,668,548	2,084,786	1,788,858
Loans receivable, net	5,250,270	5,215,701	5,229,032	5,221,117	5,564,502
MSR	6,017	6,304	6,508	6,917	2,487
Capital stock of FHLB	147,557	157,344	167,829	165,130	167,556
Deposits	3,946,693	4,002,866	3,934,707	3,900,431	3,895,869
Advances from FHLB	2,870,337	3,074,973	3,270,125	3,268,705	3,207,865
Other borrowings	53,509	53,495	53,481	53,467	53,453
Stockholders' equity	870,095	870,624	867,139	863,219	860,032
Accumulated other comprehensive gain (loss)	174	370	(457)	(1,543)	(4,359)
Equity to total assets at end of period	11.12%	10.75%	10.57%	10.53%	10.60%
Book value per share	$11.92	$11.94	$11.92	$11.89	$11.85
Shares outstanding	73,010,580	72,932,544	72,725,595	72,589,660	72,565,520

The following table presents rate information at the dates indicated.
	June 30,	March 31,	December 31,	September 30,	June 30,
	2007	2007	2006	2006	2006
Average Yield / Cost at End of Period:			(annualized)
Loans receivable	5.69%	5.72%	5.66%	5.64%	5.59%
Mortgage-related securities	4.30	4.27	4.26	4.54	4.14
Investment securities	4.68	4.76	4.82	4.46	4.35
Deposits	3.85	3.76	3.68	3.61	3.40
FHLB advances	5.07	4.97	4.88	4.88	4.82
Borrowings, other	8.12	8.13	8.14	8.28	7.84

Loans Receivable. The loan portfolio increased $29.2 million from $5.22 billion at September 30, 2006 to $5.25 billion at June 30, 2007. Purchased loans from nationwide lenders represented 18.2% of the loan portfolio at June 30, 2007 compared to 21.3% at September 30, 2006. As of June 30, 2007, the average balance of a purchased mortgage loan was approximately $349 thousand while the average balance of an originated mortgage loan was $118 thousand.

Included in the loan portfolio at June 30, 2007 was $410.1 million of interest-only loans, which were primarily purchased from nationwide lenders during fiscal year 2005. These loans do not typically require principal payments during their initial term. The interest-only loans in our portfolio have initial interest-only terms of either five or ten years, with approximately equal distribution between the two terms. Loans of this type generally are considered to be of greater risk to the lender because of the possibility that the borrower may default once principal payments are required. We attempt to mitigate the risk of interest-only loans by using prudent underwriting criteria. The interest-only loans we purchased have an average credit score of 737 at the time of purchase and an average loan-to-value ratio not exceeding 80% at the time of purchase. As of June 30, 2007, the performance of our interest-only loans is comparable to the performance of the rest of our one- to four-family loan portfolio.

Total one- to four-family loan originations during the current nine month period were $469.4 million at an average rate of 5.85% compared to one- to four-family loan originations of $471.9 million at an average rate of 5.85% for the same period one year ago. Of the one- to four- family loans originated during the current nine month period and the same period one year ago, $410.1 million and $359.0 million, respectively, were fixed-rate. Generally, during the nine months ended June 30, 2007, the Bank’s 30 year fixed-rate loans, with no points paid by the borrower, were priced at approximately 142 basis points above the average 10-year Treasury rate, while the Bank’s 15 year fixed-rate loans were priced approximately 105 basis points above the average 10-year Treasury rate. The Bank’s loan pricing is benchmarked to the secondary mortgage market pricing.

The following table summarizes the activity in the loan portfolio for the periods indicated, excluding changes in loans in process, deferred fees and allowance for loan losses. Included in the repayment amounts for the nine months ended June 30, 2006 are $47.6 million of loans which were repurchased by a seller. These loans were purchased during fiscal year 2005.

	For the Three Months Ended
	June 30, 2007		March 31, 2007		December 31, 2006		September 30, 2006
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Loans receivable:	(Dollars in thousands)
Beginning balance	$ 5,249,793	5.59%	$ 5,259,857	5.57%	$ 5,257,473	5.55%	$ 5,601,211	5.51%
Originations and refinances	246,940	6.24	161,705	6.31	169,473	6.39	215,763	6.63
Purchases	54,624	6.25	23,518	5.75	26,372	5.98	85,295	6.08
Repayments	(246,829)		(194,085)		(193,991)		(240,209)
Principal balance of loans
exchanged for securities(1)	--	--	--	--	--	--	(404,819)	5.72
Other	(698)		(1,202)		530		232
Ending balance	$ 5,303,830	5.64%	$ 5,249,793	5.59%	$ 5,259,857	5.57%	$ 5,257,473	5.55%

(1) During the quarter ended September 30, 2006, the Bank entered into a transaction with the Federal Home Loan Mortgage Corporation (“FHLMC”) whereby the Bank exchanged $404.8 million of fixed-rate mortgage loans for mortgage-related securities. These securities, which the Bank classified as trading, were sold subsequent to September 30, 2006.

	For the Nine Months Ended
	June 30, 2007		June 30, 2006
	Amount	Rate	Amount	Rate
Loans receivable:	(Dollars in thousands)
Beginning balance	$ 5,257,473	5.55%	$ 5,494,387	5.39%
Originations and refinances	578,117	6.30	595,483	6.27
Purchases	104,515	6.07	244,024	5.33
Repayments	(634,905)		(732,845)
Other	(1,370)		162
Ending balance	$ 5,303,830	5.64%	$ 5,601,211	5.51%

The following table presents the Company’s loan portfolio at the dates indicated.

	June 30, 2007			March 31, 2007			September 30, 2006
	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$4,957,855	5.50%	93.48%	$4,925,267	5.46%	93.82%	$4,931,505	5.41%	93.80%
Multi-family and commercial	61,281	6.47	1.16	62,287	6.48	1.19	56,774	6.48	1.08
Construction and development	65,994	6.19	1.24	41,765	5.90	0.79	45,452	5.81	0.87
Total real estate loans	5,085,130	5.52	95.88	5,029,319	5.47	95.80	5,033,731	5.43	95.75

Consumer Loans:
Savings loans	5,159	6.42	0.09	5,790	6.34	0.11	6,250	6.12	0.12
Automobile	4,178	6.95	0.08	4,316	6.93	0.08	3,660	6.88	0.07
Home equity	208,792	8.40	3.94	209,788	8.39	4.00	213,182	8.40	4.05
Other	571	8.67	0.01	580	9.15	0.01	650	9.03	0.01
Total consumer loans	218,700	8.32	4.12	220,474	8.31	4.20	223,742	8.31	4.25
Total loans receivable	5,303,830	5.64%	100.00%	5,249,793	5.59%	100.00%	5,257,473	5.55%	100.00%

Less:
Loans in process	39,875			20,634			22,605
Unearned loan fees and deferred costs	9,496			9,265			9,318
Allowance for losses	4,189			4,193			4,433
Total loans receivable, net	$5,250,270			$5,215,701			$5,221,117

Other information:
Loans serviced for others	$698,926			$728,394			$776,094

Lending Practices and Underwriting Standards

The Bank’s primary lending activity is the origination of loans and purchase of loans from a select group of correspondent lenders. These loans are secured by first mortgages on owner-occupied one- to four-family residences in the Bank’s market areas and select market areas in Missouri. Additional lending volume has been generated by purchasing whole one- to four-family mortgage loans from nationwide lenders. These purchases allow the Bank to attain geographic diversification and manage credit concentration risks and rate risk in its loan portfolio.

The Bank’s one- to four-family loans are primarily fully amortizing loans with contractual maturities of up to 30 years, except for interest-only loans which require the payment of interest during the interest-only period, with all payments due monthly. Our one- to-four family loans are generally not assumable and do not contain prepayment penalties. A “due on sale” clause, allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the secured property, is generally included in the security instrument.

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

The Bank offers existing loan customers the opportunity to modify their original loan terms to new loan terms generally consistent with those currently being offered in our market areas. This is a convenient tool for customers who may have considered refinancing from an ARM loan to a fixed rate loan or would like to reduce their term and take advantage of lower rates associated with loan pricing at current market rates. The program helps ensure the Bank maintains the relationship with the customer and significantly reduces the amount of time it takes for customers to obtain current market pricing and terms without having to refinance their loans, and is a more efficient way for the Bank to process the change. The Bank charges a fee for this service generally comparable to fees charged on new loans.

One- to four-family loans are generally underwritten using an automated underwriting system developed by a third party. The system’s components closely resemble the Bank’s manual underwriting standards which are generally in accordance with FHLMC and Federal National Mortgage Association (“FNMA”) underwriting guidelines. The automated underwriting system analyzes the applicant’s data, with emphasis on credit history, employment and income history, qualifying ratios reflecting the applicant’s ability to repay, asset reserves and loan-to-value ratio. Loans that do not meet the automated underwriting standards are referred to a staff underwriter for manual underwriting. Full documentation to support the applicant’s credit, income, and sufficient funds to cover all applicable fees and reserves at closing are required on all loans. Properties securing one- to four-family loans are appraised by either staff appraisers or independent fee appraisers approved by the board of directors who are independent of the loan origination function.

Presently, the Bank lends up to 105% of the lesser of the appraised value or purchase price for one- to four-family mortgage loans. At June 30, 2007, less than 1% of the balance of the loan portfolio had a loan-to-value ratio greater than 100%. For loans with a loan-to-value ratio in excess of 80%, private mortgage insurance is required in order to reduce the Bank’s loss exposure.

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

The underwriting standard for loans purchased under contractual agreement through correspondent lenders is generally performed by a third party underwriter who is under contract to use the Bank’s internal underwriting standards. Correspondent lenders are located within the metropolitan Kansas City market area and select market areas in Missouri. The loan product is originated to the Bank’s specifications including interest rates, product description and underwriting standards. The Bank purchases approved loans and the servicing rights, on a loan-by-loan basis.

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

The Bank offers a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, student loans and loans secured by savings deposits. The Bank also originates a very limited amount of unsecured loans. The Bank does not originate any consumer loans on an indirect basis, such as contracts purchased from retailers of goods or services which have extended credit to their customers. Currently, all consumer loans are originated in the Bank’s market areas. Home equity loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. In order to minimize risk of loss, home equity loans that are greater than 80% of the value of the property, when combined with the first mortgage, require private mortgage insurance. The term-to-maturity of home equity and home improvement loans may be up to 20 years. Home equity lines of credit have no stated term-to-maturity and require a payment of 1.5% of the outstanding loan balance per month. Unused principal may be re-advanced at any time, not to exceed the original credit limit of the loan. Other consumer loan terms vary according to the type of collateral and the length of the contract.

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

Asset Quality

During the second quarter of fiscal year 2007, the methodology for calculating the number of days delinquent changed with the conversion of the core information processing system. For mortgage loans, the new system utilizes a 30/360 calculation, which is consistent with industry standards. The former core system calculated days delinquent based upon actual days. The method of calculating days delinquent for home equity loans did not change with the core system replacement.

Non-performing loans consist primarily of loans 90 or more days delinquent and loans in the process of foreclosure. Non-performing loans increased $1.0 million from $5.6 million at September 30, 2006 to $6.6 million at June 30, 2007. The balance of non-performing loans is relatively unchanged from the prior two quarter ends. The increase in non-performing loans increased our ratio of non-performing loans to total loans from 0.11% as of September 30, 2006 to 0.12% at June 30, 2007. Of the $6.6 million, $4.7 million, or 72.1%, of non-performing loans are secured by property located in our market areas.

Loans 30 to 89 days delinquent, which are not included in non-performing loans, increased approximately $700 thousand from $20.5 million at September 30, 2006 to $21.2 million at June 30, 2007. Of the $21.2 million at June 30, 2007, $13.2 million, or 62.3% of 30 to 89 day delinquent loans represent loans secured by property located in our market areas.

The risk that our non-performing and other delinquent loans may increase is primarily driven by the state of the local economies in which we lend. Since the loans we originate in our market areas are geographically concentrated, we attempt to mitigate the risks of this concentration by purchasing loans from outside our market areas. At June 30, 2007, the asset quality of our purchased loans was essentially the same as loans originated locally. In most of our market areas, the economy has continued to be generally stable. Other risks to our loan portfolio remained largely unchanged from September 30, 2006.

The following table presents the Company’s 30 to 89 day delinquent loans, non-performing loans, and real estate owned at the dates indicated. The ratios of non-performing loans to total loans and non-performing assets to total assets do not include loans that are 30 to 89 days delinquent. Non-performing assets include non-performing loans and real estate owned.
	June 30,	March 31,	December 31,	September 30,
	2007	2007	2006	2006
Asset quality information:	(Dollars in thousands)
Loans 30 to 89 days delinquent	$ 21,172	$ 18,883	$ 24,716	$ 20,478
Non-performing loans	6,554	6,833	6,681	5,609
Real estate owned	1,828	1,905	1,770	2,401
Asset quality ratios:
Non-performing assets to total assets	0.11%	0.11%	0.10%	0.10%
Non-performing loans to total loans	0.12%	0.13%	0.13%	0.11%

The allowance for loan losses as a percentage of non-performing loans was 63.92% at June 30, 2007, compared to 79.03% at September 30, 2006 and 67.83% at June 30, 2006. The decrease in the ratio of allowance for loan losses to non-performing loans since September 30, 2006 primarily resulted from an increase in non-performing loans. Charge-offs, net of recoveries, totaled $19 thousand for the current nine months and represented 0.31% of average non-performing loans and less than 0.01% of the average outstanding balance of loans receivable.

The following table presents the Company’s activity for the allowance for loan losses and related ratios at the dates and for the periods indicated.
	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Allowance for loan losses:	(Dollars in thousands)
Beginning balance	$ 4,193	$ 4,680	$ 4,433	$ 4,598
Losses charged against the allowance:
One- to four-family loans	--	56	9	89
Multi-family loans	--	--	--	--
Commercial and other loans	--	--	--	--
Consumer loans	4	15	10	31
Total charge-offs	4	71	19	120
Recoveries	--	--	--	1
Provision (recovery) charged to expense	--	40	(225)	170
Ending balance	$ 4,189	$ 4,649	$ 4,189	$ 4,649

Allowance for loan losses to non-
performing loans at period end			63.92%	67.83%
Allowance for loan losses to loans
receivable, net at period end			0.08%	0.08%

Mortgage-Related Securities. The balance of mortgage-related securities decreased $618.0 million from $2.08 billion at September 30, 2006 to $1.47 billion at June 30, 2007. The decrease in the portfolio was primarily a result of the sale of the trading securities in the first quarter of fiscal year 2007 which were received in the loan swap transaction with FHLMC in the quarter ended September 30, 2006, and principal repayments which were not entirely reinvested in mortgage-related securities. The proceeds from the sale of the trading securities were used to purchase short-term investment securities.

The following tables provide a summary of the activity in our portfolio of mortgage-related securities for the periods presented. The yields and weighted average life (“WAL”) for purchases are presented as recorded at the time of purchase. The yields for the beginning and ending balances are as of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The beginning and ending WAL is the estimated remaining maturity of the underlying collateral after projected prepayment speeds have been applied. The decrease in the yield at June 30, 2007 compared to September 30, 2006 was primarily a result of the sale of the trading securities which had a net yield greater than that of the existing portfolio. The increase in the WAL at June 30, 2007 compared to September 30, 2006 was primarily a result of a slowdown in projected prepayment speeds which was partially offset by the sale of the trading securities which had a net WAL greater than that of the existing portfolio. Excluding the yield and WAL on the trading securities, the portfolio yield would have been 4.26% and the WAL would have been 3.74 years at September 30, 2006.

	For the Three Months Ended
	June 30, 2007			March 31, 2007			December 31, 2006			September 30, 2006
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
Mortgage-related securities:	(Dollars in thousands)
Beginning balance	$ 1,603,443	4.27%	3.40	$ 1,668,548	4.26%	3.48	$ 2,084,786	4.54%	4.39	$ 1,788,858	4.14%	3.85
Maturities and repayments	(135,905)			(112,054)			(120,737)			(124,473)
Sale of securities, net of gains	--			--			(404,459)			--
Net amortization of premiums/discounts	(1,228)			(988)			(1,075)			(1,222)
Purchases:
Fixed	692	5.62	7.61	1,983	5.65	18.18	--	--	--	--	--	--
Adjustable	--	--	--	44,672	4.60	1.24	108,135	5.17	1.76	22,239	5.95	1.88
Fair value of securities received in exchange of loans	--	--	--	--	--	--	--	--	--	395,828	5.73	7.15
Other-than-temporary impairment of AFS securities	--			--			--			(472)
Change in valuation of securities:
Available-for-sale	(180)			1,282			1,898			4,028
Ending balance	$ 1,466,822	4.30%	4.89	$ 1,603,443	4.27%	3.40	$ 1,668,548	4.26%	3.48	$ 2,084,786	4.54%	4.39

	For the Nine Months Ended
	June 30, 2007			June 30, 2006
	Amount	Yield	WAL	Amount	Yield	WAL
Mortgage-related securities:	(Dollars in thousands)
Beginning balance	$ 2,084,786	4.54%	4.39	$ 2,145,254	3.71%	3.38
Maturities and repayments	(368,696)			(438,806)
Sale of securities, net of gains	(404,459)			--
Net amortization of premiums/discounts	(3,291)			(5,810)
Purchases:
Fixed	2,675	5.64	15.45	11,075	6.42	2.18
Adjustable	152,807	5.00	1.61	77,792	5.98	2.14
Change in valuation of securities:
Available-for-sale	3,000			(647)
Ending balance	$ 1,466,822	4.30%	4.89	$ 1,788,858	4.14%	3.85

Investment Securities. Investment securities, which consist of agency bonds (primarily issued by FNMA, FHLMC, or FHLB) and municipal investments, increased $243.7 million from $429.5 million at September 30, 2006 to $673.2 million at June 30, 2007. The following tables provide a summary of the activity of investment securities for the periods presented. The yields for the beginning and ending balances are as of the periods presented. The increase in the yield at June 30, 2007 compared to September 30, 2006 was a result of security purchases with net yields greater than the overall portfolio yield. The beginning and ending WAL represent the estimated remaining maturity of the underlying collateral after projected call dates have been considered, based upon market rates at each date presented. The decrease in the WAL at June 30, 2007 compared to September 30, 2006 was primarily due to purchases with a net WAL less than that of the overall portfolio WAL.

	For the Three Months Ended
	June 30, 2007			March 31, 2007			December 31, 2006			September 30, 2006
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
Investment securities:	(Dollars in thousands)
Beginning balance	$ 773,404	4.76%	1.72	$ 844,514	4.82%	1.66	$ 429,480	4.46%	2.63	$ 382,128	4.35%	3.09
Maturities and calls	(158,740)			(229,500)			(57,000)			(10,000)
Net amortization of premiums/discounts	1,303			1,572			1,042			114
Purchases	57,329	5.01	0.74	156,768	5.34	1.44	471,140	5.18	0.68	56,730	5.36	1.72
Change in valuation of AFS securities	(136)			50			(148)			508
Ending balance	$ 673,160	4.68%	1.71	$ 773,404	4.76%	1.72	$ 844,514	4.82%	1.66	$ 429,480	4.46%	2.63

	For the Nine Months Ended
	June 30, 2007			June 30, 2006
	Amount	Yield	WAL	Amount	Yield	WAL
Investment securities:	(Dollars in thousands)
Beginning balance	$ 429,480	4.46%	2.63	$ 430,499	4.54%	2.48
Maturities and calls	(445,240)			(190,510)
Net amortization of premiums/discounts	3,917			29
Purchases	685,237	5.20	0.85	142,413	5.32	1.27
Change in valuation of AFS securities	(234)			(303)
Ending balance	$ 673,160	4.68%	1.71	$ 382,128	4.35%	3.09

Liabilities.   Total liabilities decreased from $7.34 billion at September 30, 2006 to $6.95 billion at June 30, 2007. The $382.1 million decrease in liabilities was due primarily to not renewing $400.0 million of maturing FHLB advances, partially offset by an increase in deposits of $46.3 million, particularly in the certificate of deposit portfolio, after taking into consideration the reclassification of variable-rate retirement certificates of deposit from certificates to savings during the second quarter of fiscal year 2007.

At June 30, 2007, $198.0 million of the $2.48 billion in certificates were brokered and public unit deposits, compared to $233.5 million in brokered and public unit deposits at September 30, 2006. The $35.5 million decrease between September 30, 2006 and June 30, 2007 was primarily attributed to maturities of public unit deposits that were not retained because the Bank did not price at the top market rate for public units. Management will continue to monitor the wholesale deposit market for attractive opportunities.

	At			At			At			At
	June 30, 2007			March 31, 2007			December 31, 2006			September 30, 2006
		Average	% of		Average	% of		Average	% of		Average	% of
	Amount	Cost	Total	Amount	Cost	Total	Amount	Cost	Total	Amount	Cost	Total
	(Dollars in thousands)
Checking	$ 420,952	0.21%	10.66%	$ 435,300	0.21%	10.87%	$ 423,907	0.21%	10.77%	$ 402,898	0.21%	10.33%
Savings(1)	243,040	3.07	6.16	247,844	2.99	6.19	101,960	0.65	2.59	106,347	0.65	2.73
Money market	801,511	3.28	20.31	825,432	3.28	20.62	823,151	3.33	20.92	808,910	3.31	20.74
Certificates(1)	2,481,190	4.72	62.87	2,494,290	4.62	62.32	2,585,689	4.48	65.72	2,582,276	4.35	66.20
Total deposits	$ 3,946,693	3.85%	100.00%	$ 4,002,866	3.76%	100.00%	$ 3,934,707	3.68%	100.00%	$ 3,900,431	3.61%	100.00%

(1) During the second quarter of fiscal year 2007, variable-rate retirement certificates of deposit were reclassified to Savings as the new classifications for these accounts did not have a stated maturity date as a result of changes required by the new core information technology processing system. The amount of the retirement savings included in Savings at June 30, 2007 and March 31, 2007 was $139.0 million and $141.5 million, respectively. The amount of variable-rate certificates of deposit included in Certificates at December 31, 2006, September 30, 2006 and June 30, 2006 were $144.9 million, $153.0 million and $154.0 million, respectively.

Stockholders’ Equity. Stockholders’ equity increased $6.9 million from $863.2 million at September 30, 2006 to $870.1 million at June 30, 2007.

Dividends from the Company are the only source of funds for MHC. It is expected that MHC will waive future dividends except to the extent they are needed to fund its continuing operations. The following table shows the number of shares eligible to receive dividends (“public shares”) because of the waiver of dividends by MHC at June 30, 2007. The unvested shares in the ESOP receive cash equal to the dividends paid on the public shares. The cash received is used to repay the annual debt obligation on the loan taken out by the ESOP from the Company at the time of the mutual-to-stock conversion of the Bank to purchase shares for the ESOP. These shares are held in trust for a future employee benefit, and are therefore excluded from the calculation of public shares.

Total voting shares outstanding at September 30, 2006	74,031,930
Treasury stock acquisitions (1)	(38,345)
RRP grants, net	4,600
Options exercised, net	298,535
Total voting shares outstanding at June 30, 2007	74,296,720
Unvested shares in ESOP	(1,411,470)
Shares held by MHC	(52,192,817)
Total public shares June 30, 2007	20,692,433

(1) All treasury stock acquisitions represented shares that were received in exchange for the exercise of options.

The following table presents quarterly dividends paid in calendar years 2007, 2006 and 2005. The dollar amounts represent dividends paid during the quarter. The actual amount of dividends to be paid during the quarter ending September 30, 2007, as declared on July 24, 2007, will be based upon the number of shares outstanding on the record date of August 3, 2007. All shares outstanding presented in the table below, except for the quarter ending September 30, 2007, are as of the date of record per the dividend declaration. For the purposes of the table below, the number of dividend shares for the quarter ending September 30, 2007 is based upon shares outstanding on July 30, 2007. This does not represent the actual dividend payout, but rather management’s estimate of the number of shares eligible to receive the dividend and the total dividend payout as of July 30, 2007.

	Calendar Year
	2007	2006	2005
	(Dollars in thousands, except per share amounts)
Quarter ended March 31
Number of dividend shares	20,520,793	20,457,283	20,634,728
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,261	$10,229	$10,317
Quarter ended June 30
Number of dividend shares	20,673,933	20,257,420	20,393,519
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,337	$10,129	$10,197
Quarter ended September 30
Number of dividend shares	20,694,333	20,250,134	20,363,619
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,347	$10,125	$10,182
Quarter ended December 31
Number of dividend shares		20,432,393	20,483,464
Dividend per share		$0.50	$0.50
Total dividends paid		$10,216	$10,242
Special year end dividend
Number of dividend shares		20,432,793	20,483,464
Dividend per share		$0.09	$0.30
Total dividends paid		$1,839	$6,145

Calendar year-to-date dividends per share	$1.50	$2.09	$2.30

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

Average Balance Sheet: The following table presents the average balances of our assets, liabilities and stockholders’ equity and the related annualized yields and costs on our interest-earning assets and interest-bearing liabilities for the periods indicated. Average yields are derived by dividing annualized income by the average balance of the related assets and average costs are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average balances for interest-earning assets and interest-bearing liabilities are derived from average daily balances. Average balances for other non-interest-earning assets, other non-interest-bearing liabilities and stockholders’ equity are calculated using month end balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates. Yields on tax-exempt securities were not calculated on a tax-equivalent basis.
	For the Three Months Ended
	June 30, 2007		March 31, 2007		December 31, 2006		September 30, 2006		June 30, 2006
	Average		Average		Average		Average		Average
	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,238,291	5.59%	$5,223,416	5.67%	$5,235,039	5.59%	$5,502,349	5.60%	$5,541,566	5.50%
Mortgage-related securities	1,543,049	4.21	1,633,477	4.24	1,803,033	4.33	1,826,499	4.23	1,801,196	4.04
Investment securities	717,008	4.72	776,143	4.77	574,857	4.65	412,013	4.42	372,980	4.47
Cash and cash equivalents	89,768	5.34	114,528	5.17	236,522	5.15	93,095	5.03	122,098	4.85
Capital stock of FHLB	149,288	6.48	159,171	6.48	165,159	6.48	163,997	6.23	165,584	6.02
Total interest-earning assets (1)	7,737,404	5.25	7,906,735	5.30	8,014,610	5.24	7,997,953	5.23	8,003,424	5.12
Other noninterest-earning assets	160,904		170,200		192,225		164,325		176,790
Total assets	$7,898,308		$8,076,935		$8,206,835		$8,162,278		$8,180,214

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits	$3,940,736	3.81	$3,917,104	3.75	$3,855,407	3.65	$3,881,477	3.55	$3,916,142	3.24
FHLB advances (2)	2,915,505	5.05	3,110,915	4.95	3,271,001	4.89	3,215,093	4.89	3,211,783	4.79
Other borrowings	53,500	8.23	53,486	8.24	53,472	8.26	53,457	8.36	53,443	7.92
Total interest-bearing liabilities	6,909,741	4.36	7,081,505	4.31	7,179,880	4.25	7,150,027	4.19	7,181,368	3.97
Other noninterest-bearing liabilities	118,137		126,904		161,865		150,838		138,571
Stockholders' equity	870,430		868,526		865,090		861,413		860,275
Total liabilities and
stockholders' equity	$7,898,308		$8,076,935		$8,206,835		$8,162,278		$8,180,214
(Continued)

Net interest rate spread		0.89%		0.99%		0.99%		1.04%		1.15%
Net interest-earning assets	$827,663		$825,230		$834,730		$847,926		$822,056
Net interest margin		1.33%		1.45%		1.39%		1.43%		1.54%
Ratio of interest-earning assets
to interest-bearing liabilities		1.12		1.12		1.12		1.12		1.11

Selected performance ratios:
Return on average assets (annualized)		0.37%		0.42%		0.50%		0.49%		0.55%
Return on average equity (annualized)		3.35%		3.89%		4.74%		4.60%		5.26%
Average equity to average assets		11.02%		10.75%		10.54%		10.55%		10.52%

(1) Calculated net of deferred loan fees, loan discounts, and loans in process. Non-accruing loans are included in the loans receivable average balance with a yield of zero percent.

(2) The rate calculation includes net interest expense of $3.3 million, $3.3 million, $3.4 million, $3.4 million, and $2.6 million related to the interest rate swaps for the three months ended June 30, 2007, March 31, 2007, December 31, 2006, September 30, 2006 and June 30, 2006, respectively.

(Concluded)

The following table presents selected income statement information for the quarters indicated.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2007	2007	2006	2006	2006
Selected income statement data:	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Loans receivable	$73,219	$73,990	$73,192	$77,034	$76,123
Mortgage-related securities	16,224	17,317	19,521	19,337	18,175
Investment securities	8,459	9,262	6,684	4,558	4,170
Other interest and dividend income	3,624	4,004	5,769	3,754	3,959
Total interest and dividend income	101,526	104,573	105,166	104,683	102,427

Interest expense:
Deposits	37,377	36,267	35,469	34,741	31,588
FHLB advances	37,220	38,508	40,741	40,212	39,005
Other borrowings	1,113	1,101	1,129	1,142	1,070
Total interest expense	75,710	75,876	77,339	76,095	71,663

Provision (recovery) for loan losses	--	55	(280)	77	40

Net interest and dividend income
(after provision (recovery) for
loan losses)	25,816	28,642	28,107	28,511	30,724

Other income	5,908	5,431	6,215	6,878	6,061
Other expenses	20,136	20,020	17,631	19,175	18,166
Income tax expense	4,299	5,597	6,440	6,303	7,313
Net income	$7,289	$8,456	$10,251	$9,911	$11,306

Efficiency ratio	63.47%	58.90%	51.74%	54.11%	49.41%

Basic earnings per share	$0.10	$0.12	$0.14	$0.14	$0.16
Diluted earnings per share	0.10	0.12	0.14	0.14	0.15
Dividends declared per public share	0.50	0.50	0.59	0.50	0.50

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

Net income for the quarter ended June 30, 2007 was $7.3 million compared to $11.3 million for the same period in the prior fiscal year. The $4.0 million decrease in net income was primarily a result of an increase in interest expense of $4.0 million.

Total interest and dividend income for the quarter was $101.5 million compared to $102.4 million for the prior year quarter. The $900 thousand decrease was primarily a result of a decrease in interest income on loans receivable of $2.9 million, a decrease of $2.0 million in interest income on mortgage-related securities, and a decrease of $265 thousand in interest income on cash and cash equivalents, partially offset by an increase in interest income on investment securities of $4.3 million.

Interest income on loans receivable for the quarter was $73.2 million compared to $76.1 million for the prior year quarter. The $2.9 million decrease in interest income was primarily a result of a decrease in the average balance of the loan portfolio between the two periods due to the exchange of loans for securities transaction with FHLMC during the fourth quarter of fiscal year 2006. The decrease in the average balance was partially offset by an increase of 9 basis points in the weighted average yield of the loan portfolio to 5.59% for the current quarter. The increase in the weighted average yield can be attributed to loans originated at rates higher than the portfolio rate and ARM loans repricing to higher rates.

Interest income on mortgage-related securities for the quarter was $16.2 million compared to $18.2 million for the prior year quarter. The $2.0 million decrease in interest income was due to a decrease in the average balance which was partially offset by an increase in the average yield. The decrease in the average portfolio balance was due primarily to principal repayments and maturities that were not reinvested in mortgage-related securities. The weighted average yield of the mortgage-related securities portfolio increased by 17 basis points between the two periods as a result of adjustable-rate securities in the portfolio repricing to higher rates, and to the purchase of mortgage-related securities with yields higher than that of the existing portfolio.

Interest income on investment securities for the quarter was $8.5 million compared to $4.2 million for the prior year quarter. The $4.3 million increase in interest income was primarily a result of an increase in the average balance of the portfolio and, to a lesser extent, a 25 basis point increase in the weighted average portfolio yield to 4.72% for the current quarter. The increase in the average balance was a result of investing proceeds from the sale of the trading securities during the first quarter of fiscal year 2007 into short-term investment securities. The increase in the weighted average yield of the portfolio was attributed to purchases of securities with weighted average yields greater than that of the portfolio.

Interest income on cash and cash equivalents for the quarter was $1.2 million compared to $1.5 million for the prior year quarter. The $265 thousand decrease in interest income was primarily a result of a decrease in the average balance during the current quarter which was partially offset by a 49 basis point increase in the average yield to 5.34% for the current quarter. The decrease in the average balance of cash and cash equivalents related primarily to the timing of the repayment of maturing FHLB advances. The increase in the average yield was due to an increase in short-term interest rates.

Interest expense on deposits for the current quarter was $37.4 million compared to $31.6 million for the prior year quarter. The $5.8 million increase in interest expense was primarily a result of an increase in the average rate paid on the certificate of deposit portfolio. The weighted average rate of the certificate of deposit portfolio for the current quarter was 4.66% compared to 3.98% for the prior year quarter. The Bank has increased retail deposit rates in response to the general trend of all rates increasing to remain competitive in its markets, which has resulted in an increase in the weighted average rate of the certificate of deposit portfolio.

Interest expense on FHLB advances for the current quarter was $37.2 million compared to $39.0 million for the prior year quarter. The $1.8 million decrease in interest expense was a result of a decrease in the average balance due to maturing advances that were not renewed, partially offset by an increase in the paying rate on the interest rate swaps. The weighted average paying rate on the variable-rate interest rate swaps was 7.80% for the current quarter compared to 7.46% for the prior year quarter. The 34 basis point increase was due to the increase in the one month LIBOR rate between the two periods. Currently, the Bank is in a net paying position on the interest rate swaps. If the one month LIBOR rate remains higher than 3.68% (weighted average break even LIBOR rate), then the Bank will continue to be in a paying position on the interest rate swaps. The interest rate swap agreements are summarized by maturity date under “Item 3 - Quantitative and Qualitative Disclosure About Market Risk.”

Total other income for the current quarter was $5.9 million compared to $6.1 million in the prior year quarter. The $153 thousand decrease in other income was due to a decrease in retail service fees of $390 thousand primarily related to the discontinuation of certain fees due to the implementation of the Bank’s new core information technology processing system during the second quarter of fiscal year 2007, partially offset by an increase in loan fees of $208 thousand due primarily to an increase in the servicing fees earned on loans sold, as a result of the exchange of loans for securities.

Total other expenses for the current quarter increased $1.9 million to $20.1 million compared to $18.2 million in the prior year quarter. The increase was due primarily to an increase in salaries and employee benefits of $654 thousand, regulatory and outside services of $474 thousand, advertising expense of $262 thousand, occupancy expense of $234 thousand, and other, net expenses of $233 thousand. The increase in salaries and employee benefits was due to the hiring of new employees for existing vacant and new positions, and overtime. The increase in regulatory and outside services was due primarily to an increase in consulting fees as a result of documenting and testing controls of the new core information technology processing system to comply with Sarbanes-Oxley Act of 2002 Section 404 (“SOX 404”), and other professional services. The increase in advertising expense was due to scheduled advertising campaigns during the quarter. The increase in occupancy expense related primarily to depreciation of the new core information technology assets. The increase in other, net expense was due primarily to an increase in amortization of MSR and an increase in losses related to low-income housing partnerships, which were purchased for their related tax credits.

The Bank completed the implementation of its new core information technology processing system during January 2007. At the end of the second quarter of fiscal year 2007, the Bank had capitalized $6.8 million of costs directly associated with required hardware, software, and services related to the installation of the core system, and $1.0 million of capitalized payroll. Both of these amounts began amortizing during the second quarter of fiscal year 2007 for a period not exceeding five years.

Income tax expense for the current quarter was $4.3 million compared to $7.3 million in the prior year quarter. The decrease in income tax expense was a direct result of a decrease in earnings compared to the prior year quarter. The effective tax rate for the current quarter was 37.1%, compared to 39.3% for the prior year quarter. The decrease in the effective tax rate in the current quarter compared to the prior year quarter was a result of an increase in nontaxable income from municipal securities, an increase in the amount of federal tax credits related to low-income housing partnerships, and a decrease in the amount of nondeductible expenses.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended June 30, 2007 to the quarter ended June 30, 2006. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Quarter Ended
	June 30, 2007 vs. June 30, 2006
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$(4,102)	$1,198	$(2,904)
Mortgage-related securities	(2,690)	739	(1,951)
Investment securities	4,047	242	4,289
Capital stock of FHLB	(254)	184	(70)
Cash equivalents	(408)	144	(264)
Total interest-earning assets	$(3,407)	$2,507	$(900)

Interest-bearing liabilities:
Savings(1)	$372	$1,229	$1,601
Checking	(1)	(10)	(11)
Money market	(208)	935	727
Certificates(1)	(743)	4,215	3,472
FHLB advances and other borrowings	(3,567)	1,825	(1,742)
Total interest-bearing liabilities	$(4,147)	$8,194	$4,047

Net change in net interest and dividend income	$740	$(5,687)	$(4,947)

(1) The increase in the volume and the rate in the savings accounts is related to the variable-rate retirement certificate of deposits that were reclassified to savings from certificates as the reclassified accounts did not have a stated maturity date as a result of changes required by the new core information technology processing system. The change in volume and rate on the savings accounts would have been a decrease of $16 thousand and an increase of $6 thousand, respectively, excluding the variable-rate retirement certificates reclassified to savings. The change in the volume and rate on the certificates would have been a decrease of $671 thousand and an increase of $4.4 million, respectively, including the variable-rate retirement certificates reclassified to savings.

Comparison of Operating Results for the Nine Months ended June 30, 2007 and 2006

For the nine months ended June 30, 2007, the Company recognized net income of $26.0 million, compared to net income of $38.2 million for the nine months ended June 30, 2006. The $12.2 million decrease in net income was primarily a result of an increase in interest expense on deposits of $21.3 million and an increase in other expenses of $4.1 million. The increase in expenses was partially offset by an increase in total interest and dividend income of $5.1 million and a decrease in income tax expense of $8.0 million as a result of a reduction in earnings.

Total interest and dividend income for the current nine months was $311.3 million compared to $306.2 million for the nine months ended June 30, 2006. The $5.1 million increase was primarily a result of an increase in interest income on investment securities of $10.9 million and cash and cash equivalents of $3.5 million, partially offset by a decrease in interest income on loans receivable of $6.4 million and mortgage-related securities of $3.4 million.

Interest income on loans receivable for the current nine months was $220.4 million compared to $226.8 million for the nine months ended June 30, 2006. The $6.4 million decrease in interest income was primarily a result of a decrease in the average balance of the portfolio as a result of the exchange of loans for securities in the fourth quarter of fiscal year 2006, partially offset by an increase in the average yield of the portfolio of 16 basis points between the two periods. The increase in the weighted average yield can be attributed to loans originated at rates higher than the portfolio rate, ARM loans repricing to higher rates and a change in the interest accrual calculation in the second quarter of fiscal year 2007 as a result of the implementation of the Bank’s new core information technology processing system. Under the old system, for a particular scheduled interest payment, interest was accrued from the day after the due date of the prior scheduled interest payment through the due date of the current scheduled interest payment. Under the new system, interest is accrued from the due date of the prior scheduled interest payment through the day before the due date of the current scheduled interest payment. This change resulted in a one-time 2 basis point increase in the yield in the loan portfolio for the nine months ended June 30, 2007.

Interest income on mortgage-related securities for the current nine months was $53.1 million compared to $56.5 million for the nine months ended June 30, 2006. The $3.4 million decrease in interest income was due to a decrease in the average balance partially offset by an increase in the portfolio yield. The decrease in the average balance was due to sales, maturities, and repayments of securities which were not entirely replaced. The portfolio yield increased 36 basis points between the two periods as a result of adjustable-rate securities in the portfolio repricing to higher rates, the purchase of mortgage-related securities with yields higher than that of the existing portfolio, and the holding of trading securities during a portion of the first quarter of fiscal year 2007 with yields higher than that of the existing portfolio.

Interest income on investment securities for the current nine months was $24.4 million compared to $13.5 million for the nine months ended June 30, 2006. The $10.9 million increase was primarily a result of a $288.2 million increase in the average balance for the nine months due to the reinvestment of proceeds from the sale of trading securities into investment securities during the first quarter of fiscal year 2007. There was also an increase in the average yield of the portfolio of 24 basis points as a result of securities purchased with yields higher than that of the existing portfolio.

Interest income on cash and cash equivalents for the current nine months was $5.7 million compared to $2.2 million for the same period in the prior year. The $3.5 million increase in interest income was primarily a result of an increase in the average balance for the nine months due to the timing of paying off maturing FHLB advances and the reinvestment of proceeds from the sale of the trading securities.

Interest expense on deposits for the current nine months was $109.1 million compared to $87.8 million for the same period in the prior year. The $21.3 million increase in interest expense was primarily a result of an increase in the average rate paid on the certificate of deposit and money market portfolios. As previously discussed, the Bank has raised certain retail deposit rates to remain competitive in our markets.

Interest expense on FHLB advances for the current nine months was $116.5 million compared to $117.0 million for the same period in the prior year. The $516 thousand decrease in interest expense was primarily a result of a decrease in the average balance of FHLB advances due to not renewing $400.0 million of maturing FHLB advances during fiscal year 2007. The decrease was partially offset by an increase in the paying rate on the interest rate swaps. The weighted average paying rate on the variable-rate interest rate swaps was 7.80% for the current nine month period compared to 7.01% for the nine months ended June 30, 2006.

The Bank recorded a recovery for loan losses of $225 thousand during the current nine months, compared to a provision of $170 thousand in the same period in the prior year due to changes in the current year to the risk assessments of certain categories of loans to better reflect the inherent risk of those categories.

Total other income decreased $363 thousand to $17.6 million for the current nine months compared to $17.9 million for the nine months ended June 30, 2006. The decrease was due to a decrease in retail fees and charges of $822 thousand and a decrease in insurance commissions of $183 thousand due to the claim experience of the insurance companies with whom the Bank does business. The decrease was partially offset by an increase of $510 thousand in loan fees earned on serviced loans from the loan swap transaction in September 2006, and an increase of $145 thousand in other income, net primarily related to insurance premium income. As previously indicated in our Form 10-K for the year ended September 30, 2006, we would discontinue collection of fees for transactions originated electronically following the core system replacement. Fees charged for the processing of insufficient fund (“NSF”) transactions decreased due to fewer incidents of NSF. Fees generally charged to our customers relating to their usage of ATMs not owned by the Bank were not charged during the second quarter of 2007. In addition, waived fees increased due primarily to fees assessed to customers that were waived immediately following the conversion as customers were becoming accustomed to new interfaces. The waived fees and ATM service charges that were not charged are expected to be a one-time conversion-related incident. The extent to which NSF fee income will return to previous levels is uncertain.

Total other expenses for the current nine month period increased $4.1 million to $57.8 million compared to $53.7 million for the nine months ended June 30, 2006. The increase is primarily attributed to increases in regulatory and outside services and salaries and employee benefits, and to a lesser extent, increases in advertising, occupancy, and other, net expenses. The $1.3 million increase in regulatory and outside services was due primarily to an increase in consulting fees related to compliance with SOX 404 and other professional services, as the Company’s internal control environment must be completely re-documented under the new core computer systems. The $1.0 million increase in salaries and employee benefits is a result of an increase in payroll expense and related taxes largely attributed to overtime paid following the replacement of our core information technology processing system for additional staffing required to address customer service issues, partially offset by capitalized payroll expense related to the core system replacement. The $809 thousand increase in advertising expense is due to scheduled network television and radio campaigns. The increase in other, net expense is due primarily to a $761 thousand increase in office supplies and postage due primarily to conversion-related mailings and customer statement printing changes related to the core system replacement.

Income tax expense for the nine months was $16.3 million compared to $24.3 million for the nine months ended June 30, 2006. The decrease in income tax expense was primarily due to a decrease in earnings for the current nine months. The effective tax rate for the current nine month period was 38.6% compared to 38.9% for the nine months ended June 30, 2006.

The following table presents the average balances of our assets, liabilities and stockholders’ equity and the related yields and costs on our interest-earning assets and interest-bearing liabilities for the periods indicated. Average yields are derived by dividing annualized income by the average balance of the related assets and average costs are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average balances of interest-earning assets and interest-bearing liabilities are derived from average daily balances. Average balances for other non-interest-earning assets, other non-interest-bearing liabilities and stockholders’ equity are calculated using month end balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates. Yields on tax-exempt securities were not calculated on a tax-equivalent basis.

	For the Nine Months Ended
	June 30, 2007		June 30, 2006
	Average		Average
	Outstanding	Yield/	Outstanding	Yield/
	Balance	Rate	Balance	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,232,290	5.62%	$5,541,421	5.46%
Mortgage-related securities	1,660,441	4.26	1,928,206	3.90
Investment securities	688,599	4.73	400,437	4.49
Cash and cash equivalents	147,386	5.14	62,424	4.63
Capital stock of FHLB	157,895	6.48	177,496	5.53
Total interest-earning assets (1)	7,886,611	5.26	8,109,984	5.04
Other noninterest-earning assets	155,907		152,741
Total assets	$8,042,518		$8,262,725

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits	$3,903,934	3.74	$3,922,759	2.99
FHLB advances (2)	3,099,727	4.96	3,307,962	4.66
Other borrowings	53,486	8.24	53,351	7.46
Total interest-bearing liabilities	7,057,147	4.31	7,284,072	3.78
Other noninterest-bearing liabilities	117,529		115,503
Stockholders' equity	867,842		863,150
Total liabilities and stockholders' equity	$8,042,518		$8,262,725

Net interest rate spread		0.95%		1.26%
Net interest-earning assets	$829,464		$825,912
Net interest margin		1.39%		1.62%
Ratio of interest-earning assets
to interest-bearing liabilities		1.12		1.11

Selected Performance Ratios:
Return on average assets (annualized)		0.43%		0.62%
Return on average equity (annualized)		3.99%		5.90%
Average equity to average assets		10.79%		10.45%

(1) Calculated net of deferred loan fees, loan discounts, and loans in process. Non-accruing loans are included in the loans receivable average balance with a yield of zero percent.

(2) The rate calculation includes net interest expense of $10.0 million and $5.1 million related to the interest rate swaps for the nine months ended June 30, 2007 and June 30, 2006, respectively.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the nine months ended June 30, 2007 to the nine months ended June 30, 2006. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Nine Months Ended
	June 30, 2007 vs. June 30, 2006
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$(12,477)	$6,090	$(6,387)
Mortgage-related securities	(8,301)	4,894	(3,407)
Investment securities	10,179	737	10,916
Capital stock of FHLB	(868)	1,185	317
Cash and cash equivalents	3,313	268	3,581
Total interest-earning assets	$(8,154)	$13,174	$5,020

Interest-bearing liabilities:
Savings(1)	$436	$2,252	$2,688
Checking	--	30	30
Money market	(820)	5,149	4,329
Certificates(1)	(1,180)	15,439	14,259
FHLB advances and other borrowings	(7,546)	7,355	(191)
Total interest-bearing liabilities	$(9,110)	$30,225	$21,115

Net change in net interest and dividend income	$956	$(17,051)	$(16,095)

(1) The increase in the volume and the rate in the savings accounts is related to the variable-rate retirement certificate of deposits that were reclassified to savings from certificates as the reclassified accounts did not have a stated maturity date as a result of changes required by the new core information technology processing system. The change in volume and rate on the savings accounts would have been a decrease of $56 thousand and an increase of $17 thousand, respectively, excluding the variable-rate retirement certificates reclassified to savings. The change in the volume and rate on the certificates would have been an increase of $987 thousand and an increase of $16.0 million, respectively, including the variable-rate retirement certificates reclassified to savings.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and March 31, 2007

For the quarter ended June 30, 2007, the Company recognized net income of $7.3 million, compared to net income of $8.5 million for the quarter ended March 31, 2007. The $1.2 million decrease in net income was primarily the result of a $2.9 million decrease in net interest and dividend income, partially offset by a decrease of $1.3 million in income tax expense and an increase in other income of $477 thousand.

Total interest and dividend income for the quarter was $101.5 million compared to $104.6 million for the quarter ended March 31, 2007. The $3.1 million decrease was a result of decreases in all categories of interest income, but primarily a result of a decrease in interest income on mortgage-related securities of $1.1 million, a decrease in interest income of $803 thousand on investment securities, and a decrease in interest income on loans receivable of $771 thousand.

Interest income on loans receivable for the current quarter was $73.2 million compared to $74.0 million for the quarter ended March 31, 2007. The $771 thousand decrease in interest income was primarily a result of an additional day of accrued interest in the previous quarter as a result of the implementation of the Bank’s new core information technology processing system. Under the old system, for a particular scheduled interest payment, interest was accrued from the day after the due date of the prior scheduled interest payment through the due date of the current scheduled interest payment. Under the new system, interest is accrued from the due date of the prior scheduled interest payment through the day before the due date of the current scheduled interest payment. This change resulted in a one-time 5 basis point increase in yield in the loan portfolio for the quarter ended March 31, 2007. In addition, slower prepayment assumptions for loans reduced the amortization of net deferred fees which reduced income for the quarter.

Interest income on mortgage-related securities for the current quarter was $16.2 million compared to $17.3 million for the quarter ended March 31, 2007. The $1.1 million decrease was primarily a result of a decrease in the average portfolio balance due primarily to principal repayments and maturities that were not reinvested in mortgage-related securities.

Interest income on investment securities for the current quarter was $8.5 million compared to $9.3 million for the quarter ended March 31, 2007. The $803 thousand decrease was primarily a result of a decrease in the average balance for the current quarter due to maturities and calls that were not reinvested in investment securities.

Interest income on cash and cash equivalents for the current quarter was $1.2 million compared to $1.5 million for the prior quarter. The $249 thousand decrease in interest income was primarily a result of a $24.8 million decrease in the average balance for the current quarter due to the timing of paying off maturing FHLB advances.

Interest expense decreased $166 thousand to $75.7 million for the current quarter from $75.9 million for the quarter ended March 31, 2007. The decrease was due to a decrease in interest expense on FHLB advances of $1.3 million as a result of the advances that matured and were not renewed in January 2007 and April 2007. The decrease in interest expense on FHLB advances was partially offset by an increase in interest expense on deposits of $1.1 million as a result of an increase in the average rate paid on the certificate of deposit portfolio.

Total other income increased $477 thousand to $5.9 million for the current quarter compared to $5.4 million for the quarter ended March 31, 2007. The increase in other income was due primarily to an increase in retail service fees of $414 thousand. Retail fees and charges increased as a result of an increase in ATM fees, fee income from Visa check cards as a result of an increase in volume due to the seasonality of consumer behavior, and a decrease in waived fees. Fees generally charged to customers relating to their usage of ATM’s not owned by the Bank were not charged during the second quarter of 2007 as a result of the replacement of our core information technology processing system. The Bank also waived fees assessed to customers immediately following the conversion as customers were becoming accustomed to the new interfaces in the second quarter of fiscal year 2007.

Total other expenses for the current quarter remained relatively flat compared to the prior quarter. The $116 thousand increase was attributed to an increase in salaries and employee benefits, regulatory and outside services, and deposit and loan transaction costs, offset by decreases in other, net expense, occupancy, and advertising expenses.

Income tax expense for the current quarter was $4.3 million compared to $5.6 million for the quarter ended March 31, 2007. The decrease in income tax expense was primarily due to a decrease in earnings for the current quarter. The effective tax rate for the current quarter was 37.1% compared to 39.8% for the quarter ended March 31, 2007. The effective tax rate for the quarter ended March 31, 2007 included the accrual of taxes as a result of the state audit that was completed during the March quarter and the amendment of the fiscal year 2005 and 2006 returns based upon the audit results.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended June 30, 2007 to the quarter ended March 31, 2007. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Quarter Ended
	June 30, 2007 vs. March 31, 2007
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$189	$(960)	$(771)
Mortgage-related securities	(952)	(141)	(1,093)
Investment securities	(699)	(104)	(803)
Capital stock of FHLB	(131)	(1)	(132)
Cash and cash equivalents	(300)	52	(248)
Total interest-earning assets	$(1,893)	$(1,154)	$(3,047)

Interest-bearing liabilities:
Savings	$331	$150	$481
Checking	4	--	4
Money market	(71)	(101)	(172)
Certificates	(155)	952	797
FHLB advances and other borrowings	(2,255)	979	(1,276)
Total interest-bearing liabilities	$(2,146)	$1,980	$(166)

Net change in net interest and dividend income	$253	$(3,134)	$(2,881)

Liquidity and Capital Resources

Liquidity management is both a daily and long-term function of our business management. The Bank’s most available liquid assets, represented by cash and cash equivalents, available-for-sale mortgage-related and investment securities, and short-term investment securities, are a product of its operating, investing and financing activities. The Bank’s primary sources of funds are deposits, FHLB advances, repayments on and maturities of outstanding loans and mortgage-related securities, other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and payments on short-term investments are relatively predictable sources of funds, deposit flows and prepayments on loans and mortgage-related securities are greatly influenced by general interest rates, economic conditions and competition and are less predictable sources of funds. To the extent possible, the Bank manages the cash flows of its portfolios by the rates it offers customers. Sources of funds are used primarily to meet ongoing operations, to pay maturing certificates of deposit and savings withdrawals and to fund loan commitments. At June 30, 2007, approximately $1.64 billion of the $2.48 billion in certificates of deposit were scheduled to mature within one year. Based on past experience and our pricing strategy, we expect that a majority of these maturing deposits will renew, although no assurance can be given in this regard.

At June 30, 2007, cash and cash equivalents totaled $188.7 million. During fiscal year 2007, the Bank did not renew

$400.0 million of maturing FHLB advances. Subsequent to June 30, 2007, an additional $350.0 million of FHLB advances matured. The Bank renewed $150.0 million of these maturing advances. Cash on hand, cash received from repayments and maturing investments and funds from the certificate of deposit portfolio were utilized to repay these advances.

The Bank has used FHLB advances to provide funds for lending and investment activities. FHLB lending guidelines set borrowing limits as part of their underwriting standards. At June 30, 2007, the Bank’s ratio of the face amount of advances to total assets, as reported to the Office of Thrift Supervision (“OTS”), was 37%. Our advances are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to FHLB Topeka. Advances in excess of 40% of total assets, but not exceeding 55% of total assets, may be approved by the president of FHLB Topeka based upon a review of documentation supporting the use of the advances. In July 2006, the president of FHLB Topeka approved a renewal of our request to increase the Bank’s borrowing limit to 45% of total assets for one year. Currently, the blanket pledge is sufficient collateral for the FHLB advances; accordingly we have not submitted a request to renew our increased borrowing authorization. It is possible that increases in our borrowings or decreases in our loan portfolio could require the Bank to pledge securities as collateral on the FHLB advances. The Bank’s policy allows borrowing from FHLB of up to 55% of total assets. In the past, the Bank has utilized other sources for liquidity, such as secondary market repurchase agreements, but in recent years it has relied primarily on the FHLB advances.

In 2004, the Company issued $53.6 million in Junior Subordinated Deferrable Interest Debentures (“Debentures”) in connection with a trust preferred securities offering. The Company received, net, $52.0 million from the issuance of the Debentures and an investment of $1.6 million in Capitol Federal Financial Trust I (the “Trust”). The Company did not down-stream the proceeds to be used by the Bank for Tier 1 capital because the Bank exceeded all regulatory requirements to be a well-capitalized institution. Instead, the Company deposited the proceeds into certificate accounts at the Bank to be used to further the Company’s general corporate and capital management strategies, which could include the payment of dividends.

Despite the current challenging rate environment, it is management’s and the board of directors’ intention to continue to pay regular quarterly dividends of $0.50 per share for the foreseeable future. MHC, which owns a majority of the outstanding shares of Capitol Federal Financial common stock, generally waives its right to receive dividends paid on the common stock. See additional discussion and calculation of public shares in “Item 2, Management’s Discussion and Analysis - Stockholders’ Equity.” At June 30, 2007, Capitol Federal Financial, at the holding company level, had $114.1 million in cash and certificates of deposit at the Bank to be used to further the Company's general corporate and capital management strategies which could include the payment of dividends.

In December 2005, the Bank entered into a series of agreements with third party entities in connection with the planned replacement of the Bank’s core information technology processing system. The agreements provide for the Bank’s purchase of hardware, purchase and licensing of software and receipt of maintenance, support and other services. The principal software maintenance agreement has an initial term of five and one-half years, renewable thereafter for successive terms of 33 months. Also in connection with the replacement of its core information technology processing system, the Bank entered into a license and service agreement with a third party for the use of the third party’s proprietary mortgage loan origination system software. Under this agreement, maintenance services are to be provided for an initial term of five years, renewable thereafter for additional one-year terms. The replacement of the core technology processing system was completed in January 2007. The costs associated with the replacement of core information technology processing system were $6.8 million for hardware, software and services and $1.0 million in capitalized payroll costs. Both of these amounts started being depreciated during the second quarter of fiscal year 2007. The depreciation period will not exceed five years. Management anticipates incurring an amount not greater than $900 thousand during fiscal year 2007 as a result of documenting and testing controls of the new core information technology processing system to comply with SOX 404. During the first nine months of fiscal year 2007, $440 thousand of consulting fees were incurred related to the compliance with SOX 404.

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

The Company’s contractual obligations related to operating leases and debentures have not changed significantly from September 30, 2006. The following table summarizes our other contractual obligations as of June 30, 2007.

	Maturity Range
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years

FHLB Advances	$2,896,000	$1,275,000	$1,195,000	$426,000	$-

Certificates of Deposit	2,481,190	1,639,467	773,112	66,945	1,666

Commitments to originate and
purchase mortgage loans	113,311	113,311	--	--	--

Commitments to fund unused home
equity lines of credit	271,779	271,779	--	--	--

Unadvanced portion of
construction loans	39,875	39,875	--	--	--

The maturity schedule for our certificate of deposit portfolio at June 30, 2007 is located under “Item 3. Quantitative and Qualitative Disclosure About Market Risk.”  We anticipate that we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

The following table presents the maturity of FHLB advances at par as of June 30, 2007. The balance of advances excludes the $25.7 million unrealized loss adjustment on the swapped FHLB advances. Management will continue to monitor the Bank’s investment opportunities and balance those opportunities with the cost of FHLB advances or other funding sources into fiscal year 2008.

		Actual rates	Effective
		without	rates with
Maturity by		interest rate	interest rate
Fiscal year	Amount	swaps	swaps
	(Dollars in thousands)
2007	$ 350,000	3.63%	3.63%
2008	1,125,000	4.23	4.64
2009	620,000	4.27	4.27
2010	775,000	5.90	7.00
2011	26,000	5.09	5.09
Total	$ 2,896,000	4.62%	5.07%

The following table presents the maturity of FHLB advances by quarter for calendar year 2007 as of June 30, 2007. As previously discussed, of the $350.0 million maturing in the quarter ended September 30, 2007, $150.0 million was renewed at a rate of 5.40%. The new advances are scheduled to mature during fiscal year 2011.
		Weighted
		Average
Maturity by Quarter End	Amount	Rate
	(Dollars in thousands)
September 30, 2007	$ 350,000	3.63%
December 31, 2007	200,000	3.73
	$ 550,000	3.67%

Management has entered into interest rate swap agreements with an aggregate notional principal amount of $800.0 million to modify the Bank’s interest rate risk profile. The counterparties with whom we have entered into the interest rate swap agreements are rated as AA- or higher per our internal policies. Counterparties to the interest rate swaps require collateral for their exposure to the Bank’s net payable mark-to-market position under the terms of the interest rate swap agreements. The exposure is estimated daily by the counterparties calculating a market value for each swap on a net settlement basis. When the valuation indicates that the Bank has a net payable to the counterparty, the Bank may be required to post collateral sufficient to satisfy the counterparty’s exposure. When required, the collateral pledged to the counterparty would be restricted and not available-for-sale. Each counterparty has different collateralization requirements. At June 30, 2007, the Bank had posted available-for-sale mortgage-related securities with an estimated market value of $32.1 million. If the future obligation indicates that the Bank has a net receivable mark-to-market position from the counterparties, the Bank could have a certain level of exposure to the extent the counterparties are not able to satisfy their obligations to the Bank.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company’s consolidated financial statements for the current interim or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards. Total equity for the Bank was $791.6 million at June 30, 2007, or 10.1% of total Bank assets on that date. As of June 30, 2007, the Bank exceeded all capital requirements of the OTS. The following table presents the Bank’s regulatory capital ratios at June 30, 2007 based upon regulatory guidelines.
		Regulatory
		Requirement
	Bank	For “Well
	Ratios	Capitalized” Status
Core capital	10.0%	5.0%
Tier I risk-based capital	23.1%	6.0%
Total risk-based capital	23.0%	10.0%

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company. Under OTS safe harbor regulations, the Bank may distribute to the Company capital not exceeding net income for the current calendar year and the prior two calendar years. Due to the impact refinancing the FHLB advances had on earnings in 2004, the Bank cannot distribute capital to the Company unless it receives waivers of the safe harbor regulation from the OTS during the current waiver period. The Bank had previously reported that a waiver would be required for capital distributions through at least

December 31, 2007. As a result of net interest margin compression, earnings have not been at the levels originally forecasted which would likely result in a waiver being required through December 31, 2008. Currently, the Bank has authorization from the OTS to distribute capital from the Bank to the Company through the quarter ending June 30, 2008. So long as the Bank continues to maintain excess capital, operate in a safe and sound manner, and comply with the interest rate risk management guidelines of the OTS, it is management’s belief that the Bank will continue to receive waivers allowing it to distribute the net income of the Bank to the Company, although no assurance can be given in this regard.

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

ALCO regularly reviews the interest rate risk exposure of the Bank by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and measuring the market value of portfolio equity (“MVPE”) at various dates. The MVPE is defined as the net of the present value of the cash flows of an institution’s existing assets, liabilities and off-balance sheet instruments. The present values are determined in alternative interest rate environments providing potential changes in MVPE under those alternative interest rate environments. The Bank’s analysis of its MVPE at June 30, 2007 indicates no significant increase in its risk exposure as compared to September 30, 2006. The Bank’s analysis of the sensitivity of its net interest income to parallel changes in interest rates at June 30, 2007 indicates no significant increase since September 30, 2006.

Gap Table: The following gap table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of June 30, 2007, based on the information and assumptions set forth in the notes below. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels likely would deviate significantly from those assumed in calculating the gap table.

Interest-earning assets:	Within Three Months	Three Months To One Year	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total

Loans receivable(1)(2):	(Dollars in thousands)
Mortgage loans:
Fixed	$160,857	$361,667	$847,457	$613,708	$1,305,607	3,289,296
Adjustable	171,101	595,207	791,976	207,965	13,952	1,780,201
Other loans	136,505	5,517	11,513	7,644	57,103	218,282
Securities:
Non-mortgage(3)	197,497	351,572	57,456	52,795	13,869	673,189
Mortgage-related securities(4)	343,189	547,978	277,941	111,620	185,785	1,466,513
Other interest-earning assets	146,588	--	--	--	--	146,588
Total interest-earning assets	1,155,737	1,861,941	1,986,343	993,732	1,576,316	7,574,069

Interest-bearing liabilities:
Deposits:
Passbook and passcard(5)	141,509	7,295	16,832	12,599	64,805	243,040
Checking (5)	32,139	50,408	100,998	65,956	171,451	420,952
Money market (5)	19,809	57,500	128,796	89,639	505,767	801,511
Certificates	386,479	1,252,042	773,489	67,667	1,513	2,481,190
Borrowings (6)	1,150,000	700,000	820,000	226,000	53,609	2,949,609
Total interest-bearing liabilities	1,729,936	2,067,245	1,840,115	461,861	797,145	6,896,302

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(574,199)	$(205,304)	$146,228	$531,871	$779,171	$677,767

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$(574,199)	$(779,503)	$(633,275)	$(101,404)	$677,767

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total assets at June 30, 2007	(7.34)%	(9.96)%	(8.10)%	(1.30)%	8.66%
Cumulative one-year gap at September 30, 2006		(13.62)
Cumulative one-year gap at September 30, 2005		(4.01)

(1) Adjustable-rate loans are included in the period in which the rate is next scheduled to adjust or in the period in which repayments are expected to occur prior to their next rate adjustment, rather than in the period in which the loans are due. Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.
(2) Balances have been reduced for non-performing loans, which totaled $6.6 million at June 30, 2007.
(3) Based on contractual maturities or term to call date based on the current rate environment, and excludes the unrealized loss adjustment of $29 thousand on AFS investment securities.
(4) Reflects estimated prepayments of mortgage-related securities in our portfolio, and excludes the unrealized gain adjustment of $309 thousand on AFS mortgage-related securities.
(5) Although our checking, savings and money market accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rate at which the balance of existing accounts would decline) used on these accounts are based on assumptions developed based upon our past experience with these accounts. If all of our checking, savings and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $1.94 billion, for a cumulative one-year gap of (24.75)% of total assets.
(6) Borrowings exclude the $25.6 million unrealized loss adjustment on the swapped FHLB advances and $100 thousand of capitalized debt issuance costs on other borrowings.

The FHLB advances designated in hedging relationships have maturities ranging from May 2008 to August 2010. At June 30, 2007, the Bank was in a paying position on the interest rate swaps. If the one month LIBOR rate remains higher than 3.68% (weighted average break even LIBOR rate), then the Bank will continue to be in a paying position on the interest rate swaps. The following summarizes the interest rate swap agreements by maturity date at June 30, 2007.
	June 30, 2007
			Paying
Fiscal		Notional	1 Month			Receiving
Year	Fair	Principal	LIBOR		Interest	Interest
Maturity	Value(1)	Amount	Rate (2)	Margin	Rate	Rate	Spread
	(Dollars in thousands)
2008	$ (3,878)	$ 225,000	5.32%	2.41%	7.73%	5.68%	(2.05)%
2010	(21,785)	575,000	5.32	2.51	7.83	6.35	(1.48)
	$ (25,663)	$ 800,000	5.32%	2.48%	7.80%	6.16%	(1.64)%

(1)  The one month LIBOR rate as of June 29, 2007 was 5.32%. This rate was used to calculate the fair value of the interest rate swaps at June 30, 2007.
(2)  The one month LIBOR rate as of May 31, 2007 was 5.32%. This rate plus the margin noted above was the paying interest rate during June 2007.

Changes in portfolio composition.  The following tables provide information regarding the fixed- and adjustable-rate composition of our loan, investment and mortgage-related security portfolios as well as the change in the composition of these portfolios from September 30, 2006 to June 30, 2007. Also presented is the maturity information for our certificate of deposit portfolio, which shows the change in composition between periods.

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

	For the Three Months Ended			For the Three Months Ended
	June 30, 2007			June 30, 2006
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-rate:	(Dollars in thousands)
One- to four-family:
<= 15 years	$35,188	5.69%	11.67%	$27,593	5.93%	9.54%
> 15 years	163,983	6.04	54.39	146,918	6.28	50.80
Other real estate	--	--	--	5,950	6.76	2.06
Non real estate	8,480	8.32	2.81	14,865	7.72	5.14
Total fixed-rate	207,651	6.07	68.87	195,326	6.35	67.54

Adjustable-rate:
One- to four-family:
<= 36 months	8,688	5.34	2.88	9,895	5.50	3.42
> 36 months	47,540	5.66	15.76	57,879	5.68	20.02
Other real estate	15,000	7.45	4.97	--	--	--
Non real estate	22,685	8.56	7.52	26,092	8.60	9.02
Total adjustable-rate	93,913	6.62	31.13	93,866	6.47	32.46

Total loan originations and purchases	$301,564	6.24%	100.00%	$289,192	6.39%	100.00%

Purchased loans included above:
Fixed-rate purchased loans	$13,635	6.03%		$18,851	6.34%
Adjustable-rate purchased loans	$40,989	6.33%		$21,264	5.68%

	For the Nine Months Ended			For the Nine Months Ended
	June 30, 2007			June 30, 2006
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family:
<= 15 years	$78,611	5.69%	11.52%	$84,200	5.61%	10.03%
> 15 years	366,144	6.04	53.64	339,549	6.07	40.45
Other real estate	3,873	6.54	0.57	12,648	6.45	1.51
Non real estate	25,487	8.12	3.73	34,716	7.59	4.13
Total fixed-rate	474,115	6.10	69.46	471,113	6.11	56.12

Adjustable-Rate:
One- to four-family:
<= 36 months	23,095	5.35	3.38	58,423	4.88	6.96
> 36 months	106,106	5.66	15.54	233,760	5.32	27.84
Other real estate	15,000	7.45	2.20	--	--	--
Non real estate	64,316	8.57	9.42	76,211	8.21	9.08
Total adjustable-rate	208,517	6.65	30.54	368,394	5.85	43.88

Total loan originations and purchases	$682,632	6.27%	100.00%	$839,507	6.00%	100.00%

Purchased loans included above:
Fixed-rate purchased loans	$34,644	6.08%		$64,726	5.93%
Adjustable-rate purchased loans	$69,871	6.07%		$179,298	5.11%

The following table presents the distribution of our loan portfolio at the dates indicated. Our loan portfolio remains primarily weighted in fixed-rate loans.

	June 30, 2007			March 31, 2007			September 30, 2006
	Amount	Rate	% of Total	Amount	Rate	% of Total	Amount	Rate	% of Total
	(Dollars in thousands)
Fixed-rate loans:
One- to four- family:
<= 15 years (1)	$1,126,227	5.38%	21.24%	$1,134,151	5.37%	21.61%	$1,166,880	5.35%	22.19%
> 15 years (1)	2,080,680	5.94	39.23	1,974,136	5.93	37.60	1,864,854	5.93	35.47
Other real estate	95,937	6.27	1.81	94,027	6.30	1.79	86,761	6.34	1.65
Non real estate	74,981	7.77	1.41	72,985	7.69	1.39	67,083	7.57	1.28
Total fixed-rate loans	3,377,825	5.80	63.69	3,275,299	5.79	62.39	3,185,578	5.76	60.59

Adjustable-rate loans:
One- to four- family:
<= 36 months (2)	1,151,157	4.93	21.70	1,067,303	4.83	20.33	989,316	4.76	18.82
> 36 months (2)	599,791	5.29	11.31	749,677	5.23	14.28	910,455	5.13	17.32
Other real estate	31,338	6.51	0.59	10,025	5.73	0.19	15,465	5.33	0.29
Non real estate	143,719	8.61	2.71	147,489	8.62	2.81	156,659	8.63	2.98
Total adjustable-rate loans	1,926,005	5.34	36.31	1,974,494	5.27	37.61	2,071,895	5.22	39.41
Total loans	5,303,830	5.64%	100.00%	5,249,793	5.60%	100.00%	5,257,473	5.55%	100.00%

Less:
Loans in process	39,875			20,634			22,605
Unearned fees and deferred costs	9,496			9,265			9,318
Allowance for loan losses	4,189			4,193			4,433
Total loans receivable, net	$5,250,270			$5,215,701			$5,221,117

(1)	Loans are reported based on their remaining term to maturity, with consideration for historical curtailments, as of the date indicated.
(2)	Loans are reported based on their term to next rate reset as of the date indicated.

The following table presents the distribution of our investment and mortgage-related securities portfolios, at cost, at the dates indicated. Overall, fixed-rate securities comprised 58.9% of these portfolios at June 30, 2007 compared to 51.5% at September 30, 2006. The WAL is the estimated remaining maturity of the underlying collateral after projected prepayment speeds have been applied. The increase in the WAL between September 30, 2006 and June 30, 2007 was due largely to the projected slowdown of prepayment speeds. The increase in the yield between September 30, 2006 and June 30, 2007 is a result of adjustable-rate mortgage-related securities repricing upward and to the purchase of securities with yields greater than that of the overall portfolio yield.

	June 30, 2007			March 31, 2007			December 31, 2006			September 30, 2006
	Balance	WAL	Yield	Balance	WAL	Yield	Balance	WAL	Yield	Balance	WAL	Yield
	(Dollars in thousands)
Fixed-rate investments:
Agency bonds	$655,940	1.59	4.70%	$763,971	1.66	4.77%	$837,693	1.62	4.83%	$428,074	2.62	4.46%
Mortgage-related securities, at cost	587,263	6.49	4.55	613,127	4.01	4.56	635,904	4.09	4.55	662,480	4.29	4.58
Municipal bonds	17,249	6.21	3.66	9,326	6.96	3.61	6,764	7.05	3.61	1,201	6.09	3.90
Total fixed-rate investments	1,260,452	3.94	4.62	1,386,424	2.73	4.67	1,480,361	2.71	4.70	1,091,755	3.64	4.53

Adjustable-rate investments:
Mortgage-related securities, at cost	879,250	3.81	4.13	989,827	3.02	4.09	1,033,437	3.10	4.08	1,028,093	3.38	4.04
Total adjustable-rate investments	879,250	3.81	4.13	989,827	3.02	4.09	1,033,437	3.10	4.08	1,028,093	3.38	4.04
Total investment portfolio, at cost	$2,139,702	3.88	4.42%	$2,376,251	2.85	4.43%	$2,513,798	2.87	4.45%	$2,119,848	3.51	4.29%

The certificate of deposit portfolio decreased $101.1 million from September 30, 2006 to June 30, 2007 and the average cost of the portfolio increased 37 basis points between the two reporting dates. Certificates maturing in one year or less at June 30, 2007 were $1.64 billion with an average cost of 4.69%. The following table presents the maturity of certificates of deposit at the dates indicated.
	June 30, 2007		March 31, 2007		December 31, 2006		September 30, 2006
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Certificates maturing within:
0 to 3 months	$360,011	4.42%	$442,706	4.40%	$321,975	4.02%	$518,974	4.40%
3 to 6 months	358,352	4.63	357,839	4.41	460,940	4.41	314,279	4.04
6 months to one year	921,104	4.81	753,490	4.68	674,221	4.44	825,885	4.45
One year to two years	580,902	4.85	680,400	4.81	858,453	4.70	695,580	4.38
After two years	260,821	4.69	259,855	4.62	270,100	4.54	227,558	4.23
Total certificates	$2,481,190	4.72%	$2,494,290	4.62%	$2,585,689	4.48%	$2,582,276	4.35%

Average maturity (in years)	0.95		0.97		1.04		0.94

Item 4. Controls and Procedures
John B. Dicus, the Company’s President and Chief Executive Officer, and Kent G. Townsend, the Company’s Executive Vice President, Chief Financial Officer and Treasurer, have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, the “Act”) as of June 30, 2007. Based upon their evaluation, they have concluded that as of June 30, 2007, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting
As previously disclosed, the Company, through its primary subsidiary the Bank, completed the installation and implementation of a new core processing system during January 2007. The conversion to a new core processing system was made in the ordinary course of business due to obsolescence of the previous computer hardware and software platform. In connection with this conversion, management modified previously established internal controls where applicable, and has implemented, or is in the process of implementing, additional controls and processes to maintain the strength of the overall system of internal controls. Management does not believe any of the changes currently underway in the Bank's systems of internal controls, or any other factors that could significantly affect internal controls, have resulted in any material weaknesses in the Company's internal control over financial reporting. Other than changes relating to the core system replacement, there has been no change in internal control over financial reporting as defined by Rule 13a-15(d) of the Act during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

<Index>
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
There was no activity during the quarter.

See “Liquidity and Capital Resources - Capital” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the OTS restrictions on dividends from the Bank to the Company.

The following table summarizes our share repurchase activity during the three months ended June 30, 2007 and additional information regarding our share repurchase program. Our current repurchase plan of 500,000 shares was announced on May 26, 2006. The plan has no expiration date and had 461,316 shares remaining as of June 30, 2007. The Company intends to repurchase shares from time to time, depending on market conditions, at prevailing market prices in open-market and other transactions. The shares would be held as treasury stock for general corporate use.

	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased as	of Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plan
April 1, 2007 through
April 30, 2007	--	--	--	461,316
May 1, 2007 through
May 31, 2007	--	--	--	461,316
June 1, 2007 through
June 30, 2007	--	--	--	461,316
Total	--		--	461,316

<Index>
Item 3.  Defaults Upon Senior Securities
Not applicable.

<Index>
Item 4.  Submission of Matters to a Vote of Security Holders
None.

<Index>
Item 5.  Other Information
Not applicable.

<Index>
Item 6.  Exhibits
See Index to Exhibits.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL

Date:   August 6, 2007                                       By:   /s/ John B. Dicus
                                                                                      John B. Dicus, President and
                                                                                      Chief Executive Officer

Date:   August 6, 2007                                     By:   /s/ Kent G. Townsend
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
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer

 *Incorporated by reference from Capitol Federal Financial’s Registration Statement on Form S-1 (File No. 333-68363) filed on February 11, 2000, as amended and declared effective on the same date.
  **No statement is provided because the computation of per share earnings on both a basic and fully diluted basis can be clearly determined from the Financial Statements included in this report.