Form 10-K
period 2007-09-30
CAPITOL FEDERAL FINANCIAL
filed 2007-11-29
CIK 1074433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
                                                                                                 or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
     Commission file number:  000-25391
________________
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
                                                            Common Stock, par value $0.01 per share                                                            The NASDAQ Stock Market LLC
                                                                                  (Title of Class)                                                                         (Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None
 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑      No ☐
 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15d of the Act.
Yes ☐      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑     No ☐

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes☐ No☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the NASDAQ Stock Market as of March 31, 2007, was $766.4 million.  The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the registrant.

As of November 16, 2007, there were issued and outstanding 74,232,582 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the year ended September 30, 2007.  Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended September 30, 2007.

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

Item 1.  Business

General

The Company is a federally chartered mid-tier mutual holding company incorporated in March 1999.  The Bank is a wholly-owned subsidiary of the Company, which is majority-owned by MHC, a federally chartered mutual holding company.  The Company’s common stock is traded on the Global Select tier of the NASDAQ Stock Market under the symbol “CFFN.”

The Bank is the only operating subsidiary of the Company.  The Bank is a federally-chartered and insured savings bank headquartered in Topeka, Kansas and is examined and regulated by the Office of Thrift Supervision (“OTS”), its primary regulator.  It is also regulated by the Federal Deposit Insurance Corporation (“FDIC”).  We primarily serve the entire metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and a portion of the metropolitan area of greater Kansas City through 29 traditional and nine in-store banking offices.   At September 30, 2007, we had total assets of $7.68 billion, deposits of $3.92 billion and total equity of $867.6 million.

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.  We attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family (“single-family") residences.  We also originate consumer loans, loans secured by first mortgages on nonowner-occupied one- to four-family residences, permanent and construction loans secured by one- to four-family residences, commercial real estate loans and multi-family real estate loans.  While our primary business is the origination of one- to four-family mortgage loans funded through retail deposits, we also purchase one- to four-family mortgage loans from correspondent lenders located within our market areas and select market areas in Missouri and nationwide lenders, and invest in certain investment and mortgage-related securities funded through retail deposits and advances from Federal Home Loan Bank Topeka (“FHLB”).  We may originate loans outside our market area on occasion, and most of the whole loans we purchase are secured by properties located outside of our market area.

Our revenues are derived principally from interest on loans and mortgage-related securities and interest and dividends on investment securities.  Our primary sources of funds are customer deposits, borrowings, scheduled amortization and prepayments of mortgage loan and mortgage-backed securities principal and calls and maturities of investment securities and funds provided by operations.

We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, interest bearing and non-interest bearing checking accounts and certificates of deposit with terms ranging from 91 days to 96 months.

Our executive offices are located at 700 South Kansas Avenue, Topeka, Kansas 66603, and our telephone number at that address is (785) 235-1341.

Available Information

Our Internet website address is www.capfed.com.  Financial information, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports can be obtained free of charge from our website.  These reports are available on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.  These reports are also available on the SEC’s website at http://www.sec.gov.

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

Johnson County, Kansas is located in the south central area of the Kansas City metropolitan area.  According to the U.S. Census Bureau Population Estimates Program, Johnson County’s population increased approximately 14% from

2000 to 2006.  Johnson County’s economy is well diversified.  The 2006 inflation-adjusted local median household income in Johnson County was estimated to be $69 thousand compared to the estimated national average of $48 thousand and the estimated Kansas average of $45 thousand as reported by the U.S. Census Bureau. The Johnson County market represents the greatest concentration of the Bank’s retail operations, both lending and deposit gathering.  Approximately half of the Bank’s branches are located in the Johnson County market.  The Bank ranked first in deposit market share in Johnson County, with an 11.12% market share based on the FDIC “Summary of Deposits - Market Share Report” dated June 30, 2007.  The Bank continues to rank first in total deposit market share in Johnson County, despite a slight decrease in market share due to the entrance of new competitors such as credit unions, de novo institutions and increased banking locations by established financial institutions.   The Bank is consistently one of the top three lenders in Johnson County with regard to loan volume.  We believe Johnson County’s highly diversified economy reduces our potential to a downturn in one or a handful of economic sectors.

Wichita, which is located in Sedgwick County, is the largest city in Kansas.  The majority of the U.S. general aviation aircraft is produced in Wichita.   The Bank has six branches located in Wichita. The Bank ranked seventh in deposit market share in Wichita, with a 6.2% market share based on the FDIC “Summary of Deposits - Market Share Report” dated June 30, 2007. The Bank’s market share percentage and overall market ranking in Wichita has decreased over the past 5 years as a result of aggressive pricing by competitors and an increased number of financial institutions and banking locations.  The decline in commercial airline and general aviation airplane sales following the 2001 terrorist attacks on the United States has had an impact on the Wichita-area economy, but we have not felt the impact of that downturn in the credit quality of our loan portfolio in Wichita.  We believe this is a result of the majority of families having dual incomes and the gradual appreciation in home values in Wichita. The Bank is consistently one of the top five lenders in Sedgwick County with regard to loan volume.

Topeka is the Kansas state capital and therefore houses numerous state agencies.  The University of Kansas is located in Lawrence.  The Bank has six branches, including the home office, located in Topeka and four branches located in Lawrence.  The Bank ranked first in deposit market share in Topeka and Lawrence combined, with a 30.2% market share based on the FDIC “Summary of Deposits - Market Share Report” dated June 30, 2007.  The Bank continues to rank first in market share percentage, despite a decrease in market share over the past 5 years.  The reason for the decrease in market share is the same as in our other major market areas.  The Bank is consistently one of the top three lenders in this market area with regard to loan volume.

Deposit market share is measured by total deposits, without consideration for type of deposit. We do not have commercial deposit accounts because of our focus on retail deposits, while many of our competitors have both commercial and retail deposits in their total deposit base.  This will tend to show the Bank with a smaller market share compared to other institutions in our market areas.

We are one of the largest originators of one- to four-family mortgage loans in the state of Kansas.  Through our strong relationships with real estate agents and marketing efforts which reflect our reputation and pricing, we attract mortgage loan business from walk-in customers, customers that apply online, and existing customers.   Competition in originating one- to four-family mortgage loans primarily comes from other savings institutions, commercial banks, credit unions and mortgage bankers.  Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.

We purchase one- to four-family mortgage loans from correspondent lenders located within our market areas and select market areas in Missouri and nationwide lenders.  Purchasing loans from nationwide lenders provides geographic diversification, reducing our exposure to concentrations of credit risk.  At September 30, 2007 loans purchased from nationwide lenders were secured by properties located in one of the continental 48 states, including Kansas, and Washington, D.C.  At September 30, 2007, purchases from nationwide lenders in the following states comprised greater than 5% of total loans purchased from nationwide lenders:  Illinois 13.6%; Florida 7.7%; Arizona 6.0%; Texas 5.8%, and Virginia 5.6%.

Lending Activities

General.  The Bank’s primary lending activity is the origination of loans secured by first mortgages on one- to four-family residential properties.  We also make consumer loans, construction loans secured by residential properties, commercial properties and multi-family real estate loans secured by multi-family dwellings or commercial properties.  At September 30, 2007, our net loan portfolio totaled $5.29 billion, which constituted 68.9% of our total assets.  For a discussion of our market risk associated with loans see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

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

Under the Financial Institutions Reform, Recovery, and Enforcement Act, the maximum amount which we could have loaned to any one borrower and the borrower’s related entities at September 30, 2007 was $118.9 million.  Our largest lending relationship to a single borrower or a group of related borrowers at September 30, 2007 consisted of 16 multi-family real estate projects, two single-family homes, and five commercial real estate projects located in Kansas and Texas.  Total commitments and loans outstanding to this group of related borrowers was $50.6 million as of September 30, 2007.  Most of the multi-family real estate loans qualify for the low income housing tax credit program.  We have 30 years experience with this group of borrowers, who usually build and manage their own properties.  All of these loans were current and performing in accordance with their repayment terms at September 30, 2007.

The second largest lending relationship at September 30, 2007, consisted of eight loans totaling $12.9 million.  Four loans are secured by multi-family real estate units and four are secured by single-family homes.  We have 30 years of experience with the borrowers.  All units were built and are presently being managed by the borrowers.  Each of the loans to this group of borrowers was current and performing in accordance with repayment terms at September 30, 2007.

Loan Portfolio.  The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for loans in process, net deferred fees and discounts and allowances for losses) as of the dates indicated.

	September 30,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$ 4,992,398	93.38%	$ 4,931,505	93.80%	$ 5,189,006	94.44%	$ 4,492,205	93.70%	$ 4,069,197	93.43%
Multi-family and commercial	60,625	1.13	56,774	1.08	49,563	0.74	44,119	0.92	46,345	1.06
Construction	74,521	1.39	45,452	0.87	45,312	0.83	54,782	1.14	48,537	1.11
Total real estate loans	5,127,544	95.90	5,033,731	95.75	5,283,881	96.17	4,591,106	95.76	4,164,079	95.60

Other Loans:
Consumer Loans:
Savings	5,249	0.10	6,250	0.12	8,377	0.15	9,141	0.19	10,963	0.25
Automobile	4,234	0.08	3,660	0.07	2,555	0.05	2,274	0.05	3,798	0.09
Home equity	208,986	3.91	213,182	4.05	198,506	3.61	190,509	3.97	174,538	4.02
Other	560	0.01	588	0.01	998	0.02	1,283	0.03	1,602	0.04
Total consumer loans	219,029	4.10	223,680	4.25	210,436	3.83	203,207	4.24	190,901	4.40
Commercial business loans	53	--	62	--	70	--	129	--	201	--
Total other loans	219,082	4.10	223,742	4.25	210,506	3.83	203,336	4.24	191,102	4.40
Total loans receivable	5,346,626	100.00%	5,257,473	100.00%	5,494,387	100.00%	4,794,442	100.00%	4,355,181	100.00%

Less:
Loans in process	42,481		22,605		14,803		23,623		27,039
Unearned loan fees and deferred costs	9,893		9,318		10,856		18,794		15,896
Allowance for loan losses	4,181		4,433		4,598		4,495		4,550
Total loans receivable, net	$ 5,290,071		$ 5,221,117		$ 5,464,130		$ 4,747,530		$ 4,307,696

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate loans at the dates indicated.

	September 30,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-Rate Loans:
Real estate:
One- to four-family	$ 3,286,204	61.47%	$ 3,031,734	57.67%	$ 3,273,627	59.58%	$ 3,118,912	65.06%	$ 3,005,475	69.01%
Multi-family and commercial	60,029	1.12	56,076	1.07	48,987	0.89	43,482	0.91	45,653	1.05
Construction	42,333	0.79	30,685	0.58	26,418	0.49	38,058	0.79	36,588	0.84
Total real estate loans	3,388,566	63.38	3,118,495	59.32	3,349,032	60.96	3,200,452	66.76	3,087,716	70.90

Consumer	76,663	1.44	67,021	1.27	39,617	0.72	26,439	0.55	26,817	0.62
Commercial business	53	--	62	--	70	--	129	--	201	--
Total fixed-rate loans	3,465,282	64.82	3,185,578	60.59	3,388,719	61.68	3,227,020	67.31	3,114,734	71.52

Adjustable-Rate Loans:
Real estate:
One- to four-family	1,706,194	31.91	1,899,771	36.13	1,915,379	34.86	1,373,293	28.64	1,063,722	24.42
Multi-family and commercial	596	0.01	698	0.02	576	0.01	637	0.01	692	0.01
Construction	32,188	0.60	14,767	0.28	18,894	0.34	16,724	0.35	11,949	0.28
Total real estate loans	1,738,978	32.52	1,915,236	36.43	1,934,849	35.21	1,390,654	29.00	1,076,363	24.71

Consumer	142,366	2.66	156,659	2.98	170,819	3.11	176,768	3.69	164,084	3.77
Total adjustable-rate loans	1,881,344	35.18	2,071,895	39.41	2,105,668	38.32	1,567,422	32.69	1,240,447	28.48
Total loans	5,346,626	100.00%	5,257,473	100.00%	5,494,387	100.00%	4,794,442	100.00%	4,355,181	100.00%

Less:
Loans in process	42,481		22,605		14,803		23,623		27,039
Unearned loan fees and deferred costs	9,893		9,318		10,856		18,794		15,896
Allowance for loan losses	4,181		4,433		4,598		4,495		4,550
Total loans receivable, net	$ 5,290,071		$ 5,221,117		$ 5,464,130		$ 4,747,530		$ 4,307,696

The following table presents the contractual maturity of our loan portfolio at September 30, 2007, net of loans in process.  Mortgage loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

	Real Estate
			Multi-family and						Commercial
	One- to Four-Family		Commercial		Construction (2)		Consumer(3)		Business		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Amounts due:
Within one year(1)	$ 2,720	6.71%	$ --	--%	$ 2,004	5.85%	$ 5,903	7.27%	$ --	--%	$ 10,627	6.86%

After one year:
One through five years	41,866	5.86	2,243	6.49	30,036	6.48	14,762	7.74	22	7.00	88,929	6.40
After five years	4,947,812	5.55	58,382	6.48	--	--	198,364	8.41	31	6.50	5,204,589	5.67
Total due after one year	4,989,678	5.55	60,625	6.48	30,036	6.48	213,126	8.36	53	6.71	5,293,518	5.68

Total loans	$ 4,992,398	5.55%	$ 60,625	6.48%	$ 32,040	6.44%	$ 219,029	8.33%	$ 53	6.71%	5,304,145	5.68%

Less:
Unearned loan fees and
deferred costs											9,893
Allowance for loan losses											4,181
Total loans receivable, net											$ 5,290,071

   (1)  Includes demand loans, loans having no stated maturity and overdraft loans.
   (2)  Construction loans are presented based upon the term to complete construction.
   (3)  For home equity loans, the maturity date calculated assumes the customer always makes the required minimum payment.  Interest-only home equity lines of credit assume a balloon payment of unpaid principal at 120 months.  All other home equity lines of credit assume a term of 240 months.

The following table presents, as of September 30, 2007, the amount of loans due after September 30, 2008, and whether these loans have fixed or adjustable interest rates.

	Maturing After September 30, 2008
	Fixed	Adjustable	Total
Real Estate Loans:
One- to four-family	$ 3,283,333	$ 1,706,345	$ 4,989,678
Multi-family and Commercial	60,029	596	60,625
Construction	19,176	10,860	30,036
Consumer	73,298	139,828	213,126
Commercial Business	53	--	53
Total	$ 3,435,889	$ 1,857,629	$ 5,293,518

One- to Four-Family Residential Real Estate Lending.  The Bank’s lending efforts are focused primarily on the origination and purchase of loans secured by first mortgages on owner-occupied one- to four-family residences in our market areas.  Additional lending volume is generated by purchasing whole one- to four-family mortgage loans from nationwide lenders.  These purchases allow us to attain geographic diversification and manage credit concentration risks in our loan portfolio.  At September 30, 2007, one- to four-family mortgage loans totaled $4.99 billion, or 93.4% of our total loan portfolio, including our nationwide purchased loan portfolio of $918.2 million, or 17.2% of our total loan portfolio.

One- to four-family loans are generally underwritten using an automated underwriting system developed by a third party.  The system’s components closely resemble the Bank’s manual underwriting standards which are generally in accordance with Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) underwriting guidelines.  The automated underwriting system analyzes the applicant’s data, with emphasis on credit history, employment and income history, qualifying ratios reflecting the applicant’s ability to repay, asset reserves and loan-to-value ratio.  Loans that do not meet the automated underwriting standards are referred to a staff underwriter for manual underwriting.  Full documentation to support the applicant’s credit, income, and sufficient funds to cover all applicable closing costs and reserves at closing are required on all loans.  Properties securing one- to four-family loans are appraised by either staff appraisers or independent fee appraisers approved by the board of directors who are independent of the loan origination function.

The Bank originates one- to four-family mortgage loans on both a fixed and adjustable-rate basis.  The Bank primarily originates fixed-rate one- to four-family mortgage loans in our market areas.  The Bank purchases both fixed- and adjustable-rate one- to four-family loans, but primarily purchases one- to four-family adjustable-rate mortgage (“ARM”) loans to supplement the ARM portfolio.

Presently, the Bank lends up to 105% of the lesser of the appraised value or purchase price for one- to four-family mortgage loans.  For loans with a loan-to-value ratio in excess of 80%, private mortgage insurance is required in order to reduce the Bank’s loss exposure.   At September 30, 2007, less than 1% of our loan portfolio had a loan-to-value ratio greater than 100%.

Our pricing strategy for mortgage loans includes setting interest rates that are competitive with FNMA or FHLMC and local financial institutions that are consistent with our internal requirements.  ARM loans are offered with either a one-year, three-year, five-year or seven-year term to the initial repricing date.  After the initial period, the interest rate for each ARM loan generally adjusts annually for the remainder of the term of the loan.  A number of different indices are used to reprice our ARM loans.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years, and are fully amortizing with payments due monthly.  However, these loans normally remain outstanding for a substantially shorter period of time because of refinancing and other prepayments.  A significant decrease in the current level of interest rates could considerably alter the average life of a mortgage loan in our portfolio.  Our one- to four-family mortgage loans are generally not assumable and do not contain prepayment penalties.  Our real estate loans generally contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the secured property.  At September 30, 2007, our fixed-rate one- to four-family mortgage loan portfolio totaled $3.29 billion, or 61.5% of our total loan portfolio.

Our current ARM loans generally provide for specified minimum and maximum interest rates, with a lifetime cap and floor, a limit on the periodic adjustment on the interest rate over the rate in effect prior to adjustment, and do not permit negative amortization of principal.  As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds.  Borrowers are qualified based on the principal, interest, taxes and insurance payment at the initial rate for three, five, and seven year ARM loans, or at 2% higher than the initial rate for one-year ARM loans.  After the initial one, three, five or seven year period, the interest rate is repriced annually and the new principal and interest payment is based on the repriced interest rate and remaining term of the ARM loan.  Our ARM loans are not automatically convertible into fixed-rate loans, however, we do allow borrowers to pay a modification fee to convert an ARM loan to a fixed-rate loan.   At September 30, 2007, the one- to four-family ARM loan portfolio totaled $1.71 billion, or 31.9% of our total loan portfolio.

The Bank also originates interest-only ARM loans that do not require principal payments for a period of up to ten years.  Borrowers are qualified based on a fully amortizing payment at the initial loan rate.  The Bank is more restrictive on debt-to-income ratios and credit scores on interest-only ARM loans than on other ARM loans to offset the potential risk of payment shock at the time the loan rate adjusts and/or the principal and interest payments begin.  At September 30, 2007, 7.5% of our loan portfolio consisted of interest-only ARM loans.  The majority of these loans were purchased from nationwide lenders during fiscal year 2005.  These loans had an initial interest-only term of either five or ten years, with approximately equal distribution between the two terms.  The interest-only loans we purchased had borrowers with an average credit score of 737 at the time of purchase and an average loan-to-value ratio not exceeding 80% at the time of purchase.  As of September 30, 2007, the performance of our interest-only loans is comparable to the performance of the rest of our one- to four-family loan portfolio.

ARM loans can pose different credit risks than fixed-rate loans, primarily because as interest rates rise the borrower’s payment also rises, increasing the potential for default.  This specific risk type is known as repricing risk.

Multi-family and Commercial Real Estate Lending.  We offer a variety of multi-family and commercial real estate loans.  These loans are secured primarily by multi-family dwellings and small office buildings generally located in the Bank’s market areas.  At September 30, 2007, multi-family and commercial real estate loans totaled $60.6 million, or 1.1% of our total loan portfolio.

Our multi-family and commercial real estate loans are originated with either a fixed or adjustable interest rate.  The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower.  While maximum maturities may extend to 30 years, loans frequently have shorter maturities and may not be fully amortizing, requiring balloon payments of unamortized principal at maturity.

Multi-family and commercial real estate loans are granted based on the income producing potential of the property and the financial strength of the borrower.  Loan-to-value ratios on multi-family and commercial real estate loans usually do not exceed 80% of the appraised value of the property securing the loans.  The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt.  The Bank generally requires personal guarantees of the borrowers covering a portion of the debt in addition to the security property as collateral for such loans.  The Bank also generally requires an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt.  Appraisals on properties securing these loans are performed by independent state certified fee appraisers approved by the board of directors.

We generally do not maintain a tax or insurance escrow account for multi-family or commercial real estate loans.  In order to monitor the adequacy of cash flows on income-producing properties of $1.5 million or more, the borrower is notified annually to provide financial information including rental rates and income, maintenance costs and an update of real estate property tax payments, as well as personal financial information.

Our multi-family and commercial real estate loans are generally large dollar loans and involve a greater degree of credit risk than one- to four-family mortgage loans.  Such loans typically involve large balances to single borrowers or groups of related borrowers.  Because payments on multi-family and commercial real estate loans are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.  See “Asset Quality - Non-performing Loans.”

Construction Lending.  Construction loans are primarily secured by one- to four-family residential real estate, and are obtained primarily by homeowners who will occupy the property when construction is complete.  Presently, all one- to- four-family construction loans are secured by properties located within the Bank’s market areas.  The Bank is also a participant with five other banking institutions on a construction/mini-permanent loan secured by a retail shopping center with two major retailers.  The Bank’s participant share is $15.0 million which is disbursed as the improvements are completed.  Construction loans to builders for speculative purposes are not permitted.

The construction loan application process includes submission of complete plans, specifications and costs of the project to be constructed.  These items are used as a basis to determine the appraised value of the subject property.  All construction loans are manually underwritten using the Bank’s internal underwriting standards.  The construction and permanent loan are closed at the same time allowing the borrower to secure the interest rate at the beginning of the construction period and throughout the permanent loan.  Construction draw requests and the supporting documentation are reviewed and approved by management.  The Bank also performs regular documented inspections of the construction project to ensure the funds are being used for the intended purpose and the project is being completed according to the plans and specifications provided.   At September 30, 2007, we had $74.5 million in construction-to-permanent loans outstanding, representing 1.4% of our total loan portfolio.

Consumer Lending.  The Bank offers a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, student loans and loans secured by savings deposits. The Bank also originates a very limited amount of unsecured loans.  The Bank does not originate any consumer loans on an indirect basis, such as contracts purchased from retailers of goods or services which have extended credit to their customers.  Currently, all consumer loans are originated in the Bank’s market areas.  At September 30, 2007, our consumer loan portfolio totaled $219.0 million, or 4.1% of our total loan portfolio.

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

The majority of the consumer loan portfolio is comprised of home equity lines of credit, which have interest rates that can adjust monthly based upon changes in the prime rate, to a maximum of 18%.  Home equity loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan.  Home equity loans, including lines of credit and home improvement loans, comprised 3.9% of our total loan portfolio, or $209.0 million, at September 30, 2007.  As of September 30, 2007, 68.1% of the home equity portfolio was adjustable-rate.

In order to minimize risk of loss, home equity loans that are greater than 80% of the value of the property, when combined with the first mortgage, require private mortgage insurance.  The term-to-maturity of home equity loans may be up to 20 years.  Interest-only home equity lines of credit have a 10-year term-to-maturity with a balloon payment at maturity.  Other home equity lines of credit have no stated term-to-maturity and require a payment of 1.5% of the outstanding loan balance per month.    Unused principal on home equity lines of credit may be re-advanced at any time, not to exceed the original credit limit of the loan.

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

Loan Originations, Purchases, Sales and Repayments.  The Bank originates loans through referrals from real estate brokers and builders, our marketing efforts, and our existing and walk-in customers.  While the Bank originates both adjustable and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market areas.  Demand is affected by the local housing market, competition and the interest rate environment.  During the 2007 and 2006 fiscal years, the Bank originated and refinanced $573.2 million and $497.5 million of one- to four-family fixed-rate mortgage loans, and $104.4 million and $148.0 million of one- to four-family ARM loans, respectively.

In an effort to offset the impact of repayments and to retain our customers, the Bank offers existing loan customers the opportunity to modify their original loan terms to new loan terms generally consistent with those currently being offered in our market areas.  This is a convenient tool for customers who may have considered refinancing from an ARM loan to a fixed-rate loan or would like to reduce their term and take advantage of lower rates associated with loan pricing at current market rates.  The program helps ensure the Bank maintains the relationship with the customer and significantly reduces the amount of time it takes for customers to obtain current market pricing and terms without having to refinance their loans, and is a more efficient way for the Bank to process the change.  The Bank charges a fee for this service generally comparable to fees charged on new loans.

The Bank purchases one- to four-family mortgage loans from nationwide lenders to reduce our risk of geographic concentration and to supplement our one- to four-family ARM loan origination volume as ARM loans are not considered as attractive to borrowers as fixed-rate mortgage loans in our local markets.  The lender retains the servicing of these loans.  During 2007 and 2006, the Bank purchased $200 thousand and $178.1 million, respectively, of one- to four-family mortgage loans from nationwide lenders.

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

The Bank also purchases one- to four-family mortgage loans under contractual agreements with correspondent lenders located within our market areas and select market areas in Missouri.  Approved loans and their servicing rights are purchased on a loan by loan basis.  The loan is originated to our specifications including interest rates, product description and underwriting standards.  The loans may be fixed-rate or ARM loans.  The Bank sets prices for all loan products at least once each week.  The underwriting generally is performed by a third party underwriter who is under contract with us to use the Bank’s internal underwriting standards.  During the 2007 and 2006 fiscal years, the Bank purchased $129.1 million and $151.2 million, respectively, of one- to four-family mortgage loans from correspondent lenders.

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

The following table shows our loan originations, loan purchases and participations, loan sales, swaps and repayment activity for the periods indicated.

	Year Ended September 30,
	2007	2006	2005
	(Dollars in thousands)
Originations by type:
Adjustable-rate:
Real estate - one- to four-family	$104,362	$147,959	$194,802
- multi-family and commercial	--	--	--
Non-real estate – consumer	87,022	101,956	119,527
Total adjustable-rate loans originated	191,384	249,915	314,329
Fixed-rate:
Real estate - one- to four-family	573,239	497,458	514,023
- multi-family and commercial	5,523	12,795	9,368
Non-real estate – consumer	33,304	51,078	29,802
Total fixed-rate originated	612,066	561,331	553,193
Total loans originated	803,450	811,246	867,522

Purchases and Participations:
Real estate - one- to four-family	129,335	329,319	857,207
- multi-family	--	--	--
- commercial	15,000	--	--
Non-real estate – consumer	--	--	--
Total purchases and participations	144,335	329,319	857,207

Sales, Swaps and Repayments:
Sales of real estate - one- to four-family	--	--	--
Principal balance of loans related to loan
swap transaction	--	(404,819)	--
Principal repayments	(855,980)	(973,054)	(1,026,175)
Total reductions	(855,980)	(1,377,873)	(1,026,175)

Change in other items, net	(2,652)	394	1,391

Net increase (decrease)	$89,153	$(236,914)	$699,945

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

During the second quarter of fiscal year 2007, the methodology for calculating the number of days delinquent changed with the replacement of the Bank’s core information processing system.  For mortgage loans, the new system utilizes a 30/360 calculation, which is consistent with industry standards.  The former core information processing system calculated days delinquent based upon actual days.  The method of calculating days delinquent for home equity loans did not change with the core information processing system replacement.

Delinquent Loans.  The following tables set forth our loans 30 - 89 delinquent days by type, number and amount as of the periods presented.

Loans Delinquent for 30 - 89 Days
	2007		2006		2005
	Number	Amount	Number	Amount	Number	Amount
			(Dollars in thousands)
One- to four-family	175	$16,971	256	$19,612	267	$25,111
Multi-family	--	--	1	222	--
Consumer	57	761	34	644	35	407

Total	232	$17,732	291	$20,478	302	$25,518
Loans 30-89 days
delinquent to total loans		0.34%		0.39%		0.47%

Non-performing Assets.  The table below sets forth the amounts and categories of non-performing assets.  Loans are placed on non-accrual status when the loan is greater than 90 days delinquent.  At all dates presented, we had no troubled debt restructurings which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than prevailing market rates, and no accruing loans more than 90 days delinquent.  Real estate owned includes assets acquired in settlement of loans.  The balance of one- to four-family real estate owned at September 30, 2007 is represented by 27 properties totaling $2.1 million, or an average balance of less than $78 thousand per property.

	September 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Non-accruing loans:
One- to four-family	$7,104	$5,391	$5,034	$5,761	$8,686
Consumer	248	218	124	310	258
Total non-accruing loans	7,352	5,609	5,158	6,071	8,944

Real estate owned:
One- to four-family	2,097	2,401	1,613	3,976	3,773
Construction	--	--	--	273	273
Consumer	--	8	40	--	--
Total real estate owned	2,097	2,409	1,653	4,249	4,046

Total non-performing assets	$9,449	$8,018	$6,811	$10,320	$12,990
Non-performing assets as a percentage of total assets	0.12%	0.10%	0.08%	0.12%	0.15%
Non-performing loans as a percentage of total loans	0.14%	0.11%	0.09%	0.13%	0.21%

At September 30, 2007, we had $7.4 million in non-accruing loans (these loans also may be referred to as “non-performing”), which constituted 0.14% of our total loan portfolio.  The year-over-year increase in non-accruing loans is primarily in our originated loan portfolio.  Of the $7.4 million of non-accruing loans, $5.2 million, or 70.6%, were secured by property located in our market areas and there were no non-accruing loans to any one borrower or group of related borrowers that exceeded $1.0 million, either individually or in the aggregate.  For the year ended September 30, 2007, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $77 thousand.  The amount that was included in interest income on these loans, before non-accruing status, was immaterial for the year ended September 30, 2007.

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

When an insured institution classifies problem assets as either special mention, substandard or doubtful, it may establish valuation allowances in an amount deemed prudent by management and approved by the board of directors.  General allowances may be established to recognize the inherent risk associated with lending activities, but unlike specific allowances, have not been allocated to specific problem assets within a portfolio of similar assets.  When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount.  An institution’s determination as to the classification of its assets and the amount of its allowance for loan losses is subject to review by the OTS and the FDIC, which may order the establishment of additional loss allowances.

In connection with the filing of the Bank’s periodic reports with the OTS and in accordance with our asset classification policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  The following table sets forth the carrying amounts of our assets, exclusive of general valuation and specific allowances, classified as special mention, substandard or doubtful at September 30, 2007.

	Special Mention		Substandard		Doubtful
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

One- to four-family real estate	3	$ 285	103	$ 7,415	--	$ --

Real estate owned	--	--	31	2,097	--	--

Total classified assets	3	$ 285	134	$ 9,512	--	$ --

Provision for Loan Losses.  In fiscal year 2007, we recorded a recovery of loan losses of $225 thousand.  The recovery was primarily a result of changes during the first quarter of fiscal year 2007 to the risk assessments of certain categories of loans in the general valuation model to better reflect the inherent risk of those categories.  We recorded a provision for loan losses in fiscal years 2006 and 2005 of $247 thousand and $215 thousand, respectively.  The provision/recovery for loan losses is recorded on the consolidated statement of income to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed below under “Allowance for Loan Losses.”

Allowance for Loan Losses.  At September 30, 2007, our allowance for loan losses was $4.2 million or 0.08% of the total loan portfolio and 57% of total non-accruing loans.  This compares with an allowance for loan losses of $4.4 million or 0.08% of the total loan portfolio and 79% of total non-accruing loans as of September 30, 2006.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K for a full discussion of the allowance for loan losses.

Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that the Bank will realize in the future resulting from an increase in the one- to four-family mortgage loan portfolio.  The following table provides a recap of our allowance for loan loss activity for the periods presented.

	Year Ended September 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance at beginning of period	$4,433	$4,598	$4,495	$4,550	$4,825
Charge-offs:
One- to four-family	9	95	91	84	153
Consumer	18	37	56	77	144
Total charge-offs	27	132	147	161	297
Recoveries	--	1	35	42	22
Net charge-offs	27	131	112	119	275
Allowance on loans in the loan swap transaction	--	(281)	--	--	--
(Recovery) provision charged to expense	(225)	247	215	64	--
Balance at end of period	$4,181	$4,433	$4,598	$4,495	$4,550

Ratio of net charge-offs during the period to average
loans outstanding during the period (1)	--%	--%	--%	--%	--%

Ratio of net charge-offs during the period to average
non-performing assets	0.31%	1.77%	1.31%	1.02%	2.31%

Allowance as a percentage of non-accruing loans	56.87%	79.03%	89.14%	74.04%	50.87%

Allowance as a percentage of total loans (end of period)	0.08%	0.08%	0.08%	0.09%	0.11%

(1) Ratios calculate to be less than 0.01%.

The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

September 30,
	2007		2006		2005		2004		2003
		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
	Amount of	in Each	Amount of	in Each	Amount of	in Each	Amount of	in Each	Amount of	in Each
	Loan Loss	Category to	Loan Loss	Category to	Loan Loss	Category to	Loan Loss	Category to	Loan Loss	Category to
	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans	Allowance	Total Loans
(Dollars in thousands)
One- to four-family	$3,735	94.11%	$3,796	94.18%	$3,866	94.78%	$3,561	94.19%	$3,468	93.99%
Multi-family	48	0.95	46	0.92	203	0.74	177	0.74	272	0.89
Commercial real estate	9	0.19	8	0.16	67	0.16	65	0.18	59	0.18
Construction	69	0.61	258	0.46	129	0.47	197	0.60	143	0.52
Consumer	317	4.14	321	4.28	333	3.85	488	4.29	412	4.42
Commercial business	3	--	4	--	--	--	7	--	11	--
Unallocated	--	--	--	--	--	--	--	--	185	--
Total	$4,181	100.00%	$4,433	100.00%	$4,598	100.00%	$4,495	100.00%	$4,550	100.00%

Investment Activities

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, government-sponsored enterprises, including callable agency securities, municipal bonds, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in investment grade commercial paper, corporate debt securities, and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.  As a member of the FHLB of Topeka, the Bank is required to maintain a specified investment in the capital stock of the FHLB.  See “Regulation - Federal Home Loan Bank System,” “Capitol Federal Savings Bank,” and “Qualified Thrift Lender Test” for a discussion of additional restrictions on our investment activities.

The Chief Financial Officer has the primary responsibility for the management of the Bank’s investment portfolio, subject to the direction and guidance of the ALCO.  The Chief Financial Officer considers various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment.  The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of net deposit flows, the volume of loan sales and the anticipated demand for funds via withdrawals, repayments of borrowings, and  loan originations and purchases.

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

We classify securities as trading, available-for-sale or held-to-maturity at the date of purchase.  Securities that are purchased and held principally for resale in the near future are classified as trading securities and are reported at fair value, with unrealized gains and losses reported in the consolidated statements of income.  Available-for-sale securities are reported at fair market value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of deferred income taxes.  Management regularly reviews the available-for-sale portfolio for other-than-temporary impairment and records any such impairment in the consolidated statements of income.  Held-to-maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount.  We have both the ability and intent to hold the held-to-maturity securities to maturity.

Investment Securities.  Our investment securities portfolio consists of U.S. Government and agency notes, including those issued by government-sponsored enterprises such as FNMA and FHLMC, and municipal bonds.  At September 30, 2007, our investment securities portfolio totaled $524.2 million.  The portfolio consists of securities classified as held-to-maturity and available-for-sale.  See “Notes to Consolidated Financial Statements—Note 2” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

During fiscal year 2007, our investment securities portfolio increased $94.7 million from $429.5 million at September 30, 2006 to $524.2 million at September 30, 2007.  Securities purchased totaled $691.0 during fiscal year 2007 which were partially offset by $600.5 million of maturities and repayments.  All of the purchases made during fiscal year 2007 were fixed-rate and had a weighted average yield of 5.19% and weighted average life of less than 1 year.  See “Notes to Consolidated Financial Statements – Note 2” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

Mortgage-Related Securities.  Our mortgage-related securities portfolio consists primarily of securities issued by government-sponsored enterprises.  At September 30, 2007, our mortgage-related securities portfolio totaled $1.41 billion. A small portion of the mortgage-related securities portfolio consists of collateralized mortgage obligations (“CMOs”).  CMOs are special types of pass-through debt securities in which the stream of principal and interest payments on the underlying mortgages or mortgage-related securities are used to create investment classes with different maturities and, in some cases, different amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics.  At September 30, 2007, we held CMOs totaling $8.5 million, none of which qualified as high risk mortgage securities as defined under OTS regulations.  Our CMOs are currently classified as both held-to-maturity and available-for-sale.  We do not purchase residual interest bonds.

During fiscal year 2007, our mortgage-related securities portfolio decreased $670.5 million from $2.08 billion at September 30, 2006 to $1.41 billion at September 30, 2007.  The decrease in the portfolio was primarily a result of the sale of trading securities in the first quarter of fiscal year 2007.  These securities were received in a loan swap transaction with FHLMC in the quarter ended September 30, 2006, and sold in the first quarter of fiscal year 2007.  Proceeds of $389.2 million from the sale of the trading securities were reinvested in investment securities.  The decrease was also due to $494.7 million in principal repayments which were not entirely reinvested in mortgage-related securities.

Of the $228.1 million of mortgage-related securities purchased, $75.3 million were fixed-rate with a weighted average life of 4.74 years and a weighted average yield of 5.78% and $152.8 million were adjustable-rate with a weighted average yield of 5.00% and an average of 1.61 years until their first repricing opportunity.  See “ Notes to Consolidated Financial Statements – Note 3”  in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

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

The following table sets forth the composition of our investment and mortgage-related securities portfolio, excluding FHLB stock, at the dates indicated.  Our investment securities portfolio at September 30, 2007 did not contain securities of any issuer with an aggregate book value in excess of 10% of our stockholders’ equity, excluding those issued by the government or its agencies.  At September 30, 2007, 2006 and 2005, the carrying value of FHLB stock was $139.7 million, $165.1million, and $182.3 million, respectively, which was in excess of 10% of our stockholders’ equity.  The carrying value of our investment in FHLB stock approximates its fair value.

	September 30,
	2007			2006			2005

	Carrying	% of	Fair	Carrying	% of	Fair	Carrying	% of	Fair
	Value	Total	Value	Value	Total	Value	Value	Total	Value
	(Dollars in thousands)
Trading Securities	$--	--	$--	$396,904	100.00%	$396,904	$--	--	$ --

Securities available-for-sale:
Mortgage-related securities	$402,686	79.72%	$402,686	$556,248	74.59%	$556,248	$737,638	100.00%	$ 737,638
U.S. government and agency securities	99,705	19.74	99,705	188,264	25.25	188,264	--	--	--
Municipal investments	2,719	0.54	2,719	1,216	0.16	1,216	--	--	--
Total securities available- for-sale	$505,110	100.00%	$505,110	$745,728	100.00%	$745,728	$737,638	100.00%	$ 737,638

Securities held-to-maturity:
Mortgage-related securities	$1,011,585	70.58%	$995,415	$1,131,634	82.50%	$1,101,159	$1,407,616	76.58%	$ 1,383,268
U.S. government and agency securities	401,431	28.00	398,598	240,000	17.50	233,525	430,499	23.42	424,952
Municipal investments	20,313	1.42	20,342	--	--	--	--	--	--
Total securities held-to-maturity	$1,433,329	100.00%	$1,414,355	$1,371,634	100.00%	$1,334,684	$1,838,115	100.00%	$ 1,808,220

Total securities	$1,938,439		$1,919,465	$2,514,266		$2,477,316	$2,575,753		$ 2,545,858

The composition and maturities of the investment and mortgage-related securities portfolio, excluding FHLB stock, are indicated in the following table.  Yields on tax-exempt investments are not calculated on a taxable equivalent basis.
	September 30, 2007
	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-related securities	$ 3,201	6.00%	$ 4,756	6.52%	$ 8,659	6.00%	$ 386,070	5.58%	$ 402,686	5.60%	$ 402,686
U.S. government and agency securities	99,705	4.81	--	--	--	--	--	--	99,705	4.81	99,705
Municipal investments	--	--	182	4.60	1,332	4.05	1,205	5.25	2,719	4.62	2,719
Total securities available-for-sale	102,906	4.85%	4,938	6.45%	9,991	5.74%	387,275	5.58%	505,110	5.44%	505,110

Securities held-to-maturity:
Mortgage-related securities	$ 45,044	3.50%	$ --	--%	$ --	--%	$ 966,541	4.43%	$ 1,011,585	4.39%	$ 995,415
U.S. government and agency securities	223,960	3.47	127,470	5.28	--	--	50,000	5.83	401,430	4.35	418,940
Municipal investments	--	--	2,922	4.27	11,885	4.26	5,507	5.09	20,314	4.49	20,342
Total securities held-to-maturity	269,004	3.48%	130,392	5.26%	11,885	4.26%	1,022,048	4.50%	1,433,329	4.38%	1,434,697

Total securities	$ 371,910	3.86%	$ 135,330	5.30%	$ 21,876	4.94%	$ 1,409,323	4.80%	$ 1,938,439	4.66%	$ 1,939,807

Sources of Funds

General.  Our sources of funds are deposits, borrowings, repayment of principal and interest on loans and mortgage-related securities, interest earned on or maturities and calls of investment securities and funds provided from operations.

Deposits.  We offer a variety of deposit accounts having a wide range of interest rates and terms.  Our deposits consist of savings accounts, money market accounts, interest-bearing and non-interest bearing checking accounts, and certificates of deposit.  We rely primarily upon competitive pricing policies, marketing, and customer service to attract and retain deposits.  The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition.

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

The following table sets forth our deposit flows during the periods indicated.  Included in the table are brokered and public unit deposits which totaled $193.0 million, $233.5 million, and $213.6 million at September 30, 2007, 2006 and 2005, respectively.

	Year Ended September 30,
	2007	2006	2005
	(Dollars in thousands)
Opening balance	$3,900,431	$3,960,297	$4,127,774
Deposits	7,223,216	7,422,474	6,935,934
Withdrawals	7,349,023	7,594,727	7,190,694
Interest credited	148,158	112,387	87,283

Ending balance	$3,922,782	$3,900,431	$3,960,297

Net increase (decrease)	$22,351	$(59,866)	$(167,477)

Percent increase (decrease)	0.06%	(1.51)%	(4.06)%

The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered for the periods indicated.

	Year Ended September 30,
	2007		2006		2005
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Transactions and Savings
Deposits:
Checking	$ 394,109	10.05%	$ 402,898	10.33%	$ 398,490	10.06%
Savings(1)	237,148	6.04	106,347	2.73	121,133	3.06
Money market	790,277	20.15	808,910	20.74	873,570	22.06

Total non-certificates	1,421,534	36.24	1,318,155	33.80	1,393,193	35.18

Certificates (by rate):
0.00 - 0.99%	134	--	125	--	123	--
1.00 - 1.99%	--	--	--	--	137,442	3.47
2.00 - 2.99%	35,815	0.91	215,891	5.53	863,948	21.82
3.00 - 3.99%	225,162	5.74	541,236	13.88	905,058	22.85
4.00 - 4.99%	746,707	19.04	1,323,434	33.93	600,367	15.16
5.00 - 5.99%	1,489,706	37.98	497,453	12.75	2,611	0.07
6.00 - 6.99%	3,724	0.09	4,137	0.11	57,555	1.45

Total certificates(1)	2,501,248	63.76	2,582,276	66.20	2,567,104	64.82

Total deposits	$ 3,922,782	100.00%	$ 3,900,431	100.00%	$ 3,960,297	100.00%

(1)During the second quarter of fiscal year 2007, variable-rate retirement certificates of deposit were reclassified to “Savings” as the new classifications for these accounts did not have a stated maturity date as a result of changes required by the Bank’s new core information technology processing system.  The amount of the retirement savings included in “Savings” at September 30, 2007 was $136.6 million.  The amount of variable-rate certificates of deposit included in “Certificates” at September 30, 2006 and 2005 was $153.0 million and $128.1 million, respectively.

The following table sets forth the rate and maturity information for our certificate of deposit portfolio as of September 30, 2007.

	Amount	Rate
Certificates maturing:	(Dollars in thousands)
Within three months	$ 358,141	4.55%
Over three to six months	507,072	4.77
Over six months to one year	881,810	4.88
Over one to two years	400,859	4.66
Over two to three years	282,857	4.96
Over three to four years	44,946	4.42
Over four to five years	23,698	4.41
Thereafter	1,865	4.57
	$ 2,501,248	4.77%

The following table sets forth the maturity periods of our certificates of deposit in amounts of $100 thousand or more at September 30, 2007.

	Amount	Rate
	(Dollars in thousands)
Certificates maturing:
Three months or less	$ 72,203	4.67%
Over three months through six months	113,630	4.88
Over six months through twelve months	174,954	4.97
Over twelve months	289,884	5.02

	$ 650,671	4.94%

The board of directors has authorized the utilization of brokers to obtain deposits as a source of funds.  The Bank has entered into several relationships with nationally recognized wholesale deposit brokerage firms to accept deposits from these firms.  Depending on market conditions, the Bank may use brokered deposits from time to time to fund asset growth and gather deposits that may help to manage interest rate risk.  The Bank’s policies limit the amount of brokered deposits that it may have at any time to 15% of total deposits.  The rates paid on brokered deposits plus fees are generally equivalent to rates offered by FHLB on advances and comparable to some rates paid on retail deposits.  At September 30, 2007 and 2006, the balance of brokered deposits was $181.0 million and $4.3 million, respectively.

The board of directors also has authorized the utilization of public unit deposits as a source of funds.  The Bank’s policies limit the amount of public unit deposits that it may have at any time to 10% of total deposits.  In order to qualify to obtain such deposits, the Bank must have a branch in each county in which it collects public unit deposits.  At September 30, 2007 and 2006, the balance of public unit deposits was $12.0 million and $229.2 million, respectively.

During fiscal year 2007, the Bank did not pursue public unit deposits as the average term to maturity on those funds was generally less than one year.  Instead, the Bank increased the balance of brokered deposits as the term to maturity on those funds was in excess of one year.

Borrowings.  Although deposits are our main source of funds, we may utilize borrowings when, at the time of the borrowing, they can be invested at a positive rate spread, when we desire additional capacity to fund loan demand or when they help us meet our asset and liability management objectives.  Historically, our borrowings primarily have consisted of advances from FHLB and occasionally repurchase agreements.  During the year, from time to time, we utilized our line-of-credit that we maintain at FHLB.  At September 30, 2007, we did not have any borrowings on our line-of-credit.  See “Notes to Consolidated Financial Statements—Note 8” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

The Bank has interest rate swaps with a notional amount of $800.0 million to hedge an equal amount of FHLB advances.  The interest rate swaps are designated as fair value hedges and the Bank accounts for the hedges using the shortcut method.  Unrealized gains (losses) in the fair value of the interest rate swaps are offset by an unrealized gain (loss) on the hedged FHLB advances.  At September 30, 2007, the net fair value adjustment on the interest rate swaps was an unrealized loss of $13.8 million.  The carrying amount of the FHLB advances was reduced by an identical amount.

We may obtain advances from FHLB upon the security of our blanket pledge agreement.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Commitments” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.  Such advances may be made pursuant to several different credit programs, each of which has its own interest rate, maturity, repayment, and convertible features, if any.  At September 30, 2007, we had $2.75 billion in FHLB advances outstanding.

In 2004, the Company formed Capitol Federal Financial Trust I (the “Trust”), which issued $52.0 million of variable rate cumulative trust preferred securities in a private transaction exempt from registration under the Securities Act of 1933.  The Trust used the proceeds from the sale of its trust preferred securities and from the sale of $1.6 million of its common securities to the Company to purchase $53.6 million of Junior Subordinated Deferrable Interest Debentures (the “Debentures”) which are the sole assets of the Trust.  See “Notes to Consolidated Financial Statements—Note 10” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

Interest on the Debentures is due quarterly in January, April, July and October until the maturity date of April 7, 2034.  The interest rate on the Debentures, which is identical to the distribution rate paid on the trust securities and resets at each interest payment, is based upon the three month LIBOR rate plus 275 basis points.  Principal is due at maturity.  The Debentures are callable, in part or whole, beginning on April 7, 2009, at par, at the option of the Company.  Redemption of the Debentures by the Company will result in redemption of a like amount of trust preferred securities by the Trust.  There are certain covenants that the Company is required to comply with regarding the Debentures.  These covenants include a prohibition on cash dividends in the event of default or deferral of interest on the Debentures, annual certifications to the Trust and other covenants related to the payment of interest and principal and maintenance of the Trust.  The Company was in compliance with all the covenants at September 30, 2007.

The following table sets forth certain information relating to each category of borrowings for which the average balance outstanding during the period was more than 30% of stockholders’ equity at the end of the period.  The maximum balance, average balance, and weighted average interest rate during fiscal year 2007 and 2006 reflect all FHLB advances, including the FHLB line of credit, that were scheduled to mature within one year at any month-end during fiscal year 2007 and 2006.

	At or for the Year Ended September 30,
	2007	2006
Balance at September 30	$ 1,125,000	$ 750,000
Maximum balance outstanding at any month-end during fiscal year	1,275,000	1,019,000
Average balance outstanding during fiscal year	1,118,907	817,332
Weighted average interest rate during fiscal year	3.95%	3.56%
Weighted average interest rate at September 30	4.23%	3.52%

Subsidiary and Other Activities

As a federally chartered savings bank, we are permitted by OTS regulations to invest up to 2% of our assets, or $154.0 million at September 30, 2007, in the stock of, or as unsecured loans to, service corporation subsidiaries.  We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes.  At September 30, 2007, the Bank had one subsidiary, Capitol Funds, Inc.  As of September 30, 2007, our total investment in this subsidiary was $3.4 million.  Capitol Funds, Inc. has a wholly owned subsidiary, Capitol Federal Mortgage Reinsurance Company (“CFMRC”).  CFMRC serves as a reinsurance company for the private mortgage insurance companies the Bank uses in its normal course of operations.  CFMRC assumes the risk of default on loans exceeding a five percent loss and less than a ten percent loss.  During fiscal 2007, Capitol Funds, Inc. reported consolidated net income of $440 thousand which included net income of $444 thousand from CFMRC.

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

The OTS regularly examines the Bank and prepares reports on the Bank’s operations, including any deficiencies.  These reports are presented to the Bank’s board of directors.  The FDIC also has the authority to examine the Bank in its role as the administrator of the Deposit Insurance Fund (“DIF”) which is the fund established upon the merger of the Savings Association Insurance Fund (“SAIF”) and the Bank Insurance Fund (“BIF”) in March 2006.  The Bank’s relationship with its depositors and borrowers is also regulated to a great extent by both federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of the Bank’s mortgage requirements.  Any material change in such regulations, whether by the FDIC, the OTS, the Federal Reserve Board, Congress or states in which we do business, could have a material adverse impact on MHC, the Company and the Bank and their operations.

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

Capitol Federal Savings Bank

The OTS has extensive authority over the operations of savings institutions.  As part of this authority, the Bank is required to file periodic reports with the OTS, is subject to periodic examinations by the OTS, and also may be examined by the FDIC.  The last regular OTS examination of the Bank was as of March 31, 2007.  All savings institutions are subject to a semi-annual assessment, based upon the savings institution’s total assets, to fund the operations of the OTS.  The Bank’s OTS assessment for the fiscal year ended September 30, 2007 was $1.3 million.

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

The Bank’s general permissible lending limit for loans-to-one-borrower is equal to 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At September 30, 2007, the Bank’s lending limit under this restriction was $118.9 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

The FDIC merged the BIF and the SAIF to form the DIF on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005.  FDIC maintains the DIF by assessing depository institutions an insurance premium. The FDIC Board approved a new risk-based premium system in November 2006 which was effective January 1, 2007.  The FDIC’s new regulations for risk-based deposit insurance assessments establish four Risk Categories.  Risk Category I, for well-capitalized institutions that are financially sound with only a few minor weaknesses, includes approximately 95% of FDIC-insured institutions.  Risk Categories II, III, and IV present progressively greater risks to the deposit insurance fund.  Effective January 1, 2007, Risk Category I institutions pay quarterly assessments for deposit insurance at annual rates of five to seven basis points.  The rates for Risk Categories II, III, and IV are seven, 28, and 43 basis points, respectively.  Rates are subject to change with advance notice to insured institutions.

Within Risk Category I, the precise rate for an individual institution with less than $10 billion in assets is generally determined by a formula using CAMELS ratings which are assigned in examinations, and financial ratios.  A different method applies for larger institutions.  The rate for an individual institution is applied to its assessment base, which is generally its deposit liabilities subject to certain adjustments.  An institution (or its successor) insured by the FDIC on December 31, 1996 which had previously paid assessments is eligible for certain credit against deposit insurance assessments.  Due to this credit, we do not anticipate FDIC premium expense for fiscal year 2008.

The Bank, like other former SAIF insured institutions and BIF insured institutions, is required to pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the first quarter of fiscal year 2008, the annual rate for this assessment is 1.14 basis points for each $100 in domestic deposits.   These assessments, which may be revised based upon the level of BIF and former SAIF classified insured institution’s deposits, will continue until the bonds mature in 2017 through 2019.

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

As a result of the prompt corrective action regulations, to be adequately capitalized, a savings institution must have a ratio of core capital to total assets of at least 4% (unless its supervisory condition permits 3%), a ratio of core capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%.  To be well capitalized, these ratios must be at least 5%, 6% and 10%, respectively.  On September 30, 2007, the Bank had core capital of $788.6 million, total risk-based capital of $784.7 million and risk-weighted assets of $3.44 billion.  It had a core capital ratio of 10.3%, a core capital to risk-weighted assets ratio of 22.9% and a total risk weighted capital ratio of 22.8%.

Core capital generally consists of common stockholders’ equity and retained earnings, and noncumulative perpetual preferred stock and related surplus, adjusted for such items as certain intangible assets, disallowed servicing assets and accumulated gains/losses on available-for-sale securities.  At September 30, 2007, the Bank had $3.2 million of technology based intangible assets, $1.3 million of accumulated gains on available-for-sale securities, net of taxes and $561 thousand of disallowed servicing assets which were all deducted from core capital.

Total risk-based capital consists of core capital, as defined above, plus supplementary capital, less certain assets including equity investments.  Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and allowances for loan and lease losses up to a maximum of 1.25% of risk-weighted assets.  Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.  The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.  At September 30, 2007, the Bank had $4.2 million of allowances for loan losses, which was less than 1.25% of risk-weighted assets.  At September 30, 2007, the Bank had $8.1 million of equity investments deducted from total capital.

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

Due to the impact that refinancing FHLB advances had on earnings in 2004, the Bank cannot distribute capital to the Company unless it receives waivers of the safe harbor regulation from the OTS during the current waiver period.  The Bank had previously reported that a waiver would be required for capital distributions through at least December 31, 2007.  As a result of net interest margin compression, earnings have not been at the levels originally forecasted, which will likely result in a waiver being required through December 31, 2008.  Currently, the Bank has authorization from the OTS to distribute capital from the Bank to the Company through the quarter ending June 30, 2008.  So long as the Bank continues to maintain excess capital, operate in a safe and sound manner and comply with the interest rate risk management guidelines of the OTS, it is management’s belief that we will be able to continue to receive waivers to distribute, from the Bank to the Company, capital equal to the earnings of the Bank.

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

Qualified Thrift Lender Test

All savings associations, including the Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations.  This test requires a savings institution to have at least 65% of its portfolio assets in qualified thrift investments (primarily residential housing related loans and investments) on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings institution may maintain 60% of its total assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code.  At September 30, 2007, the Bank met the test and has always met the test.

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

Certain transactions with directors, officers or controlling persons are also subject to restrictions under regulations enforced by the OTS.  These regulations also impose restrictions on loans to such persons and their related interests.  Among other things, such loans must generally be made on terms and conditions substantially the same as for loans to unaffiliated individuals.  As of September 30, 2007 management believes such loans were made under terms and conditions substantially the same as loans made to unaffiliated individuals and otherwise complied with applicable regulations.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking accounts.  At September 30, 2007, the Bank was in compliance with these reserve requirements.

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

Federal Home Loan Bank System

The Bank is a member of FHLB Topeka, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of financial institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region and is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the board of directors of FHLB, which are subject to the oversight of the Federal Housing Finance Board.  All advances from FHLB are required to be fully secured by sufficient collateral as determined by FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.

As a member, the Bank is required to purchase and maintain stock in FHLB.  The minimum required FHLB stock amount is 5% of the Bank’s FHLB advances and outstanding balance on the FHLB line of credit.  For the year ended September 30, 2007, the Bank had a balance of $153.5 million in FHLB stock, which was in compliance with this requirement.  In past years, the Bank has received substantial dividends on its FHLB stock, although no assurance can be given that these dividends will continue.  The average yield on FHLB stock was 6.53% for fiscal year 2007 and 5.69% for fiscal year 2006.  For the year ended September 30, 2007, dividends paid by FHLB to the Bank totaled $10.0 million.

Under federal law FHLBs are required to provide funds for the resolution of troubled financial institutions and for community investment and low- and moderate-income housing.  These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future.  A reduction in value of the Bank’s FHLB stock may result in a corresponding reduction in the Bank’s capital.

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

State Taxation

The earnings/losses of MHC are combined with Capitol Funds, Inc. and the Company for purposes of filing a consolidated Kansas corporate tax return.  The Kansas corporate tax rate is 4.0%, plus a surcharge of 3.35% on earnings greater than $50,000.  At September 30, 2007, the consolidated entities had a net taxable operating loss carryforward of $231 thousand (tax effected at 4.0%).  At September 30, 2007, the Company recorded a tax valuation allowance of $231 thousand to offset the $231 thousand net operating loss deferred tax asset.

The Bank files a Kansas privilege tax return.  For Kansas privilege tax purposes, for taxable years beginning after 1997, the minimum tax rate is 4.5% of earnings, which is calculated based on federal taxable income, subject to certain adjustments.

Employees

At September 30, 2007, we had a total of 758 employees, including 139 part-time employees.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

Executive Officers of the Registrant

John C. Dicus. Age 74 years.  Mr. Dicus is Chairman of the Board of Directors.  He has served the Bank in various capacities since 1959.  He served as President of the Bank from 1969 until 1996.  He has served as Chairman of the Bank since 1989 and of the Company since its inception in March 1999.  He also served as Chief Executive Officer of the Bank from 1989 to January 2003, and of the Company from March 1999 until January 2003.  He is the father of Mr. John B. Dicus.

John B. Dicus. Age 46 years.  Mr. Dicus is Chief Executive Officer and President of the Bank and the Company.  He took over the responsibilities of Chief Executive Officer effective January 1, 2003.  He has served as President of the Bank since 1996 and of the Company since its inception in March 1999.  Prior to accepting the responsibilities of CEO he served as Chief Operating Officer of the Bank and the Company.  Prior to that, he served as the Executive Vice President of Corporate Services for the Bank for four years.  He has been with the Bank in various other positions since 1985.  He is the son of Mr. John C. Dicus.

M. Jack Huey. Age 58 years. Mr. Huey has served as Executive Vice President and Chief Lending Officer of the Bank since June 2002.  Since June 2002 he has also served as President of Capitol Funds Inc., a subsidiary of the Bank.  Since August 2002, he has served as President of CFMRC.  Prior to that, he served as the Central Region Lending Officer since joining the Bank in 1991.

Larry K. Brubaker.  Age 60 years.  Mr. Brubaker has been employed with the Bank since 1971 and currently serves as Executive Vice President for Corporate Services, a position he has held since 1997.  Prior to that, he was employed by the Bank as the Eastern Region Manager for seven years.

R. Joe Aleshire. Age 60 years. Mr. Aleshire has been employed with the Bank since 1973 and currently serves as Executive Vice President for Retail Operations, a position he has held since 1997.  Prior to that, he was employed by the Bank as the Wichita Area Manager for 17 years.

Kent G. Townsend. Age 46 years. Mr. Townsend serves as Executive Vice President, Chief Financial Officer and Treasurer of the Bank, its subsidiaries, and the Company.  Mr. Townsend was promoted to Executive Vice President, Chief Financial Officer and Treasurer on September 1, 2005.  Prior to that, he served as Senior Vice President, a position he held since April 1999, and Controller of the Company, a position he held since March 1999.  He has served in similar positions with the Bank since September 1995.  He served as the Financial Planning and Analysis Officer with the Bank for three years and other financial related positions since joining the Bank in 1984.

Tara D. Van Houweling.  Age 34 years.  Ms. Van Houweling has been employed with the Bank and Company since May 2003 and currently serves as First Vice President, Principal Accounting Officer and Reporting Director.  She has held the position of Reporting Director since May 2003.  Prior to being employed by the Bank and Company, Ms. Van Houweling was the Assistant Controller for First Specialty Insurance Corporation, a subsidiary of Employers Reinsurance Corporation, from August 2002 to May 2003.  Prior to that, Ms. Van Houweling was employed by Deloitte & Touche, LLP in the Audit Services Department as an Audit Senior and then Audit Manager from June 1999 to August 2002.

Item 1A.  Risk Factors

The following is a summary of risk factors relating to the operations of the Bank and the Company.  These risk factors are not necessarily presented in order of significance.

Changes in interest rates could have an adverse impact on our results of operations and financial condition.
The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, mortgage-related securities, and investment securities, and the interest paid on deposits and borrowings.  Changes in interest rates could have an adverse impact on our results of operations and financial condition because the majority of our interest-earning assets are long-term, fixed-rate loans, while the majority of our interest-bearing liabilities are shorter term, and therefore subject to a greater degree of fluctuation.  This type of risk is known as interest rate risk, and is affected by prevailing economic and competitive conditions.

The impact of changes in interest rates on assets is generally observed on the balance sheet and income statement in later periods than the impact of changes on liabilities due to the duration of assets vs. liabilities, and also to the time lag between our commitment to originate or purchase a loan and the time we fund the loan, during which time interest rates may change.  Interest-bearing liabilities tend to reflect changes in interest rates closer to the time of market rate changes, so the difference in timing may have an adverse effect on our net interest income.

Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.  We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of deferred taxes.

Changes in interest rates, as they relate to customers, can also have an adverse impact on our financial condition and results of operations.  In times of rising interest rates, default risk may increase among customers with adjustable-rate loans.   Rising interest rate environments also entice customers with adjustable-rate loans to refinance into fixed-rate loans which further exposes the Bank to interest rate risk (if refinanced internally).  If the loan is refinanced externally, the Bank could be unable to reinvest cash received from the resulting prepayments at rates comparable to existing loans, which subjects the Bank to reinvestment risk.  In decreasing interest rate environments, payments received will likely be invested at the prevailing (decreased) market rate. An influx of prepayments can result in an excess of liquidity, which could impact our net interest income if profitable reinvestment opportunities are not immediately available.  Prepayment rates are based on demographics, local economic factors, and seasonality, with the main factors affecting prepayment rates being prevailing interest rates and competition.   Fluctuations in interest rates also affect customer demand for deposit products.  Local competition for deposit dollars could affect our ability to attract deposits, or could result in us paying more for deposits.

Our mix of assets and liabilities, as well as the total amount of each, directly impacts the calculation of capital for the purposes of regulation by the OTS.  The OTS Thrift Bulletin 13a provides guidance on the management of interest rate risk through analysis of the change in net portfolio value.  Net portfolio value is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities.  The OTS oversees the general safety and soundness of savings associations, and therefore retains the right to impose minimum capital requirements on institutions based upon the institutions compliance with written standards concerning net portfolio value analysis.

For additional information about interest rate risk, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our strategies to modify our interest rate risk profile may be difficult to implement.  We are currently undertaking asset management strategies designed to decrease our interest rate risk sensitivity.  One such strategy is increasing the amount of adjustable-rate and/or short-term assets.  We believe that the market anticipates the yield curve to continue to shift down and to maintain its positive shape, primarily between the two year and ten year maturity points, with additional interest rate cuts by the Federal Open Market Committee during fiscal year 2008.  These attributes of general market interest rates would generally create a decrease in borrower demand for adjustable-rate assets.   Additionally, there is no guarantee that any adjustable-rate assets obtained will not prepay.

We are also managing our liabilities to moderate our interest rate risk sensitivity.  Customer demand is primarily for short-term maturity certificates of deposit.  Using short-term liabilities to fund long-term fixed rate assets will increase the interest rate sensitivity of any financial institution.  We are using our maturing FHLB advances to mitigate the impact of the customer demand by repaying or lengthening the maturities of these advances, depending on liquidity or investment opportunities at the time of maturity.  The FHLB advances will be entered into as liquidity is needed or to fund the purchase of short-duration assets that provide for a positive spread considered sufficient by management.  The Company will consider the use of structured borrowings when it believes the risk of these funding sources provide adequate reward in both increased earnings and adequately addresses our interest rate risk exposure.

If we are unable to originate or purchase adjustable-rate assets at favorable rates or fund loan originations or securities purchases with long-term advances or structured borrowings, we may have difficulty executing this asset management strategy and/or it may result in a reduction in profitability.

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

The Company’s ability to pay dividends is subject to the ability of the Bank to make capital distributions to the Company and the waiver of dividends by MHC.  The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of distributable capital at the holding company level in the event earnings are not sufficient to pay dividends according to the cash dividend payout policy. Under OTS safe harbor regulations, the Bank may distribute to the Company capital not exceeding net income for the current calendar year and the prior two calendar years.  Due to earnings compression as a result of the current interest rate environment, the Bank cannot distribute capital to the Company unless it receives waivers of the safe harbor regulation from the OTS during the current waiver period.  We believe the Bank will be required to receive a waiver for capital distributions through at least December 31, 2008.  This date may change depending on the Bank’s earnings.  Currently, the Bank has authorization from the OTS to distribute capital from the Bank to the Company through the quarter ending June 30, 2008.  So long as the Bank continues to maintain excess capital, operate in a safe and sound manner, and comply with the interest rate risk management guidelines of the OTS, it is management’s belief that the Bank will continue to receive waivers allowing it to distribute the net income of the Bank to the Company, although no assurance can be given in this regard.

MHC owns approximately 70% of the Company’s outstanding stock.  MHC waives its right to dividends on the shares that it owns, which means the amount of dividends paid to public shareholders is significantly higher than it would be if MHC accepted dividends.  MHC is not required to waive dividends, but the Company expects this practice to continue indefinitely.  As such, MHC is required to obtain a waiver from the OTS allowing it to waive its right to dividends. The current waiver is effective through June 2008.  It is expected that MHC will continue to waive future dividends except to the extent dividends are needed to fund its continuing operations.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy. We are currently one of the largest mortgage loan originators in the State of Kansas.  Approximately 80% of our loan portfolio is comprised of loans secured by property located in the market areas in which we do business.  This makes us vulnerable to a downturn in the local economy and real estate markets.  Adverse conditions in the local economy such as inflation, unemployment, recession, or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income.  Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause the Bank to realize a loss in the event of a foreclosure.  Currently there is not a single employer or industry in the area on which the majority of our customers are dependent.  For additional information on the local economy, see “Item 1. Business – Market Area and Competition.”

Strong competition may limit growth and profitability.  As previously discussed, we are one of the largest loan originators in the State of Kansas, but we compete in the same market areas as local, regional, and national banks, commercial banks, credit unions, mortgage brokerage firms, investment banking firms, investment brokerage firms, and savings institutions.  We must also compete with online investment and mortgage brokerages and online banks that are not confined to any specific market area.  Many of these competitors operate on a national or regional level, are a conglomerate of various financial services housed under one corporation, or otherwise have substantially greater financial or technological resources than the Company.  We compete primarily on the basis of the interest rates offered to depositors and the terms of loans offered to borrowers.  Should we face competitive pressure to increase deposit rates or decrease loan rates, our net interest income could be adversely affected.  Additionally, our competitors may offer products and services that we do not or cannot provide, as certain deposit and loan products fall outside of our accepted level of risk.  The Company’s profitability depends upon its ability to compete in its market areas.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

At September 30, 2007, we had 29 traditional branch offices and nine in-store branch offices.  The Bank owns the office building in which its home office and executive offices are located, and 24 of its other branch offices. The remaining 13 branch offices, including nine in-store locations, were leased.

For additional information regarding our lease obligations, see “Notes to Consolidated Financial Statements—Note 6” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

Management believes that our current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.   However, we will continue to monitor customer growth and expand our branching network, if necessary, to serve our customers’ needs.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2007.

PART II

Item 5.   Market for the Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

The sections entitled “Stockholder Information” and “Stockholder Return Performance Presentation” of the attached Annual Report to Stockholders for the year ended September 30, 2007 is incorporated herein by reference.

See “Notes to Consolidated Financial Statements—Note 1” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Capital” of the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K regarding the OTS restrictions on dividends from the Bank to the Company.

The following table summarizes our share repurchase activity during the three months ended September 30, 2007 and additional information regarding our share repurchase program.   On May 26, 2006, the board of directors approved a new stock repurchase program.  Under the new plan, the Company may repurchase up to 500,000 shares from time to time, depending on market conditions and other factors, in open-market and other transactions.  The shares would be held as treasury stock for general corporate use.  The plan has no expiration date and had 411,473 shares remaining as of September 30, 2007.

	Total Number of	Average	Total Number of Shares Purchased	Maximum Number of Shares that May
	Shares	Price Paid	As Part of Publicly	Yet Be Purchased
Period	Purchased	per Share(1)	Announced Plans	Under the Plan
July 1, 2007 through
July 31, 2007	--	$ --	--	461,316
August 1, 2007 through
August 31, 2007	9,843	32.38	9,843	451,473
September 1, 2007 through
September 30, 2007	40,000	34.10	40,000	411,473
Total	49,843	$ 33.76	49,843	411,473

(1)  Reflects the average price paid per share to purchase the shares acquired in the open market.

Item 6.   Selected Financial Data

The section entitled “Selected Consolidated Financial Data” of the attached Annual Report to Stockholders for the fiscal years ended September 30, 2003 through September 30, 2007 is incorporated herein by reference.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the attached Annual Report to Stockholders for the year ended September 30, 2007 is incorporated herein by reference.

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

The section entitled “Management Discussion of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure about Market Risk” of the attached Annual Report to Stockholders for the year ended September 30, 2007 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
The section entitled “Consolidated Financial Statements” of the attached Annual Report to Stockholders for the fiscal year ended September 30, 2007 is incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

John B. Dicus, the Company’s President and Chief Executive Officer, and Kent G. Townsend, the Company’s Executive Vice President, Chief Financial Officer and Treasurer, have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, the “Act”) as of September 30, 2007.  Based upon their evaluation, they have concluded that as of September 30, 2007, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s report on our internal control over financial reporting and the report thereon of our independent registered public accounting firm are contained in the attached Annual Report to Stockholders for the fiscal year ended September 30, 2007 and incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Act that occurred during the Company’s last fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Information required by this item concerning the Company’s directors and compliance with section 16(a) of the Act is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2008, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I, under the caption “Executive Officers” of this Form 10-K.

Information required by this item regarding the audit committee of the Company’s board of directors, including information regarding the audit committee financial expert serving on the audit committee, is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2008, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Item 11.  Executive Compensation

Information required by this item concerning compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2008, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2008, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of September 30, 2007 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Number of Shares
Remaining Available
for Future Issuance
	Number of Shares		Under Equity
	to be issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)

Equity compensation plans approved
by stockholders	382,855	$ 28.13	533,672 (1)
Equity compensation plans not approved
by stockholders	N/A	N/A	N/A
Total	382,855	$ 28.13	533,672

(1) This amount includes 175,987 shares issuable under the Company's Recognition and Retention Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item concerning certain relationships, related transactions and director independence is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2008, except for information contained under the heading “Compensation Discussion and Analysis Report” and  “Report of the Audit Committee of the Board of Directors”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.  Principal Accounting Fees and Services

Information required by this item concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2008, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a)     The following is a list of documents filed as part of this report:

(1)  Financial Statements:

The following financial statements are included under Part II, Item 8 of this Form 10-K:

1. Report of Independent Registered Public Accounting Firm.
2. Consolidated Balance Sheets as of September 30, 2007 and 2006.
3. Consolidated Statements of Income for the Years Ended September 30, 2007, 2006 and 2005.
4. Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2007, 2006 and 2005.
5. Consolidated Statements of Cash Flows for the Years Ended September 30, 2007, 2006 and 2005.
6. Notes to Consolidated Financial Statements for the Years Ended September 30, 2007, 2006 and 2005.

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

CAPITOL FEDERAL FINANCIAL

Date: November 29, 2007	By:	/s/ John B. Dicus
John B. Dicus, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ John B. Dicus	By:	/s/ B. B. Andersen
	John B. Dicus, President		B. B. Andersen, Director
	and Chief Executive Officer		Date: November 29, 2007
(Principal Executive Officer)
Date: November 29, 2007

By:	/s/ John C. Dicus	By:	/s/ Michael T. McCoy, M.D.
	John C. Dicus, Chairman of the Board		Michael T. McCoy, M.D., Director
	Date: November 29, 2007		Date: November 29, 2007

By:	/s/ Kent G. Townsend	By:	/s/ Marilyn S. Ward
	Kent G. Townsend, Executive Vice President,		Marilyn S. Ward, Director
	Chief Financial Officer and Treasurer		Date: November 29, 2007
(Principal Financial Officer)
Date: November 29, 2007

By:	/s/ Jeffrey R. Thompson	By:	/s/ Tara D. Van Houweling
	Jeffrey R. Thompson, Director		Tara D. Van Houweling, First Vice President
	Date: November 29, 2007		and Reporting Director
(Principal Accounting Officer)
By:	/s/ Jeffrey M. Johnson		Date: November 29, 2007
Jeffrey M. Johnson, Director
Date: November 29, 2007

INDEX TO EXHIBITS
Exhibit Number	Document
2.0	Plan of Reorganization and Stock Issuance Plan*
3(i)	Federal Stock Charter of Capitol Federal Financial*
3(ii)	Bylaws of Capitol Federal Financial
4(i)	Form of Stock Certificate of Capitol Federal Financial*
4(ii)	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, the instruments defining the rights of the holders of the Registrant’s long-term debt.
10.1(i)	Registrant’s Thrift Plan
10.1(ii)	Registrant’s Stock Ownership Plan
10.2	Registrant’s 2000 Stock Option and Incentive Plan (the “Stock Option Plan”) filed on April 13,
2000 as Appendix A to Registrant’s Revised Proxy Statement (File No. 000-25391)
10.3	Registrant’s 2000 Recognition and Retention Plan (the “RRP”) filed on April 13, 2000 as
Appendix B to Registrant’s Revised Proxy Statement (File No. 000-25391)
10.4	Capitol Federal Financial Deferred Incentive Bonus Plan filed on December 14, 2006 as Exhibit 10.4 to the Annual Report on Form 10-K and incorporated herein by reference
10.5	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q
10.6	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4,
2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q
10.7	Form of Restricted Stock Agreement under the RRP filed on February 4, 2005 as Exhibit 10.7 to the
December 31, 2004 Form 10-Q
10.8	Description of Named Executive Officer Salary and Bonus Arrangements
10.9	Description of Director Fee Arrangements filed on February 5, 2007 as Exhibit 10.9 to the
December 31, 2006 Form 10-Q
10.10	Short-term Performance Plan filed on December 14, 2005 as Exhibit 10.10 to the Annual
Report on Form 10-K for the fiscal year ended September 30, 2005
11	Statement re: computation of earnings per share**
13	Annual Report to Stockholders
14	Code of Ethics***
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, President and Chief Executive Officer
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President, Chief Financial Officer and Treasurer
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

  **No statement is provided because the computation of per share earnings on both a basic and fully diluted basis can be clearly determined from the Financial Statements included in the 2007 Annual Report to Stockholders, filed herewith.

 ***May be obtained free of charge from the Registrant’s Investor Relations Officer by calling (785) 270-6055 or from the Registrant’s internet website at www.capfed.com.