Form 10-Q
period 2008-02-04
CAPITOL FEDERAL FINANCIAL
filed 2008-02-04
CIK 1074433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

Form 10-Q
(Mark One)
☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

                                                                                                 or

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
(785) 235-1341

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. Yes ☑ No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑         Accelerated filer  ☐        Non-accelerated filer   ☐      Smaller Reporting Company ☐
                                                                                              (do not check if a smaller
                                                                                                     reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

          As of January 28, 2008, there were 74,048,809 shares of Capitol Federal Financial Common Stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data and amounts)
	December 31,	September 30,
	2007	2007
ASSETS:	(Unaudited )
Cash and cash equivalents	$253,725	$162,791
Investment securities:
Available-for-sale ("AFS") at market (amortized cost of $37,644 and $102,331)	37,743	102,424
Held-to-maturity ("HTM") at cost (market value of $461,634 and $418,940)	462,302	421,744
Mortgage-related securities:
AFS, at market (amortized cost of $641,676 and $400,705)	646,660	402,686
HTM, at cost (market value of $959,516 and $995,415)	962,237	1,011,585
Loans receivable held-for-sale, net	2,556	2,184
Loans receivable, net	5,310,296	5,291,426
Mortgage servicing rights ("MSR")	5,483	5,606
Bank-owned life insurance (“BOLI”)	50,648	50,027
Capital stock of Federal Home Loan Bank ("FHLB"), at cost	139,380	139,661
Accrued interest receivable	31,207	35,869
Premises and equipment, net	26,309	26,610
Real estate owned, net	2,023	2,097
Income taxes receivable	--	6,620
Deferred income taxes, net	233	543
Other assets	14,784	15,657
TOTAL ASSETS	$7,945,586	$7,677,530

LIABILITIES:
Deposits	$3,981,449	$3,922,782
Advances from FHLB	2,746,532	2,732,183
Other borrowings, net	303,538	53,524
Advance payments by borrowers for taxes and insurance	18,637	51,397
Income taxes payable	1,302	--
Accounts payable and accrued expenses	31,549	50,013
Total liabilities	7,083,007	6,809,899

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 shares authorized, 91,512,287
shares issued; 74,042,185 and 74,258,977 shares outstanding	915	915
as of December 31, 2007 and September 30, 2007, respectively
Additional paid-in capital	440,350	438,964
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(11,594)	(12,098)
Unearned compensation, Recognition and Retention Plan ("RRP")	(613)	(630)
Retained earnings	748,530	750,186
Accumulated other comprehensive gain	3,165	1,287
Less shares held in treasury (17,470,102 and 17,253,310 shares as of
December 31, 2007 and September 30, 2007, at cost)	(318,174)	(310,993)
Total stockholders' equity	862,579	867,631

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,945,586	$7,677,530

See accompanying notes to consolidated interim financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars and share counts in thousands except per share data and amounts)

	For the Three Months Ended
	December 31,
	2007	2006
INTEREST AND DIVIDEND INCOME:
Loans receivable	$76,263	$73,192
Mortgage-related securities	17,127	19,521
Investment securities	4,130	6,684
Capital stock of FHLB	2,080	2,699
Cash and cash equivalents	1,428	3,070
Total interest and dividend income	101,028	105,166

INTEREST EXPENSE:
Deposits	38,033	35,469
FHLB advances	34,161	40,741
Other borrowings	2,207	1,129
Total interest expense	74,401	77,339

NET INTEREST AND DIVIDEND INCOME	26,627	27,827
RECOVERY FOR LOAN LOSSES	--	(280)
NET INTEREST AND DIVIDEND INCOME
AFTER RECOVERY FOR LOAN LOSSES	26,627	28,107

OTHER INCOME:
Retail fees and charges	4,489	4,488
Income from BOLI	621	--
Loan fees	598	661
Insurance commissions	478	441
Gain on trading securities	--	34
Interest income on income tax refund	194	--
Gain on sale of loans receivable held-for-sale	77	6
Loss on sale of available-for-sale securities	--	(47)
Other, net	654	832
Total other income	7,111	6,415

OTHER EXPENSES:
Salaries and employee benefits	10,435	10,121
Occupancy of premises	3,157	2,870
Regulatory and other services	1,619	1,643
Deposit and loan transaction fees	1,355	1,050
Advertising	831	889
Other, net	2,054	1,258
Total other expenses	19,451	17,831
INCOME BEFORE INCOME TAX EXPENSE	14,287	16,691
INCOME TAX EXPENSE	5,174	6,440
NET INCOME	$9,113	$10,251

Basic earnings per common share	$0.12	$0.14
Diluted earnings per common share	$0.12	$0.14
Dividends declared per public share	$0.50	$0.59

Basic weighted average common shares	72,956	72,627
Diluted weighted average common shares	73,018	72,835

See accompanying notes to consolidated interim financial statements.

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands except per share data and amounts)

						Accumulated
		Additional	Unearned	Unearned		Other
	Common	Paid-In	Compensation	Compensation	Retained	Comprehensive	Treasury
	Stock	Capital	(ESOP)	(RRP)	Earnings	Gain (Loss)	Stock	Total

Balance at September 30, 2007	$915	$438,964	$(12,098)	$(630)	$750,186	$1,287	$(310,993)	$867,631
Cumulative effect of Financial Accounting
Standards Board Interpretation No. 48 adoption					(339)			(339)
Balance at October 1, 2007	$915	$438,964	$(12,098)	$(630)	$749,847	$1,287	$(310,993)	$867,292
Comprehensive income:
Net income					9,113			9,113
Changes in unrealized (gains) losses on
mortgage-related securities available-for-sale
net of deferred income taxes of $1.1 million						1,878		1,878
Total comprehensive income								10,991

Tax benefit of market value change in vested
RRP shares		5						5
Common stock committed to be released for
allocation - ESOP		1,152	504					1,656
Acquisition of treasury stock							(7,245)	(7,245)
Stock options exercised		56					40	96
Treasury stock activity related to RRP, net		54		(80)			24	(2)
Amortization of unearned compensation - RRP				97				97
Stock based compensation expense		119						119
Dividends on common stock to public
Stockholders ($.50 per public share)					(10,430)			(10,430)
Balance at December 31, 2007	$915	$440,350	$(11,594)	$(613)	$748,530	$3,165	$(318,174)	$862,579

See accompanying notes to consolidated interim financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the Three Months Ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,113	$10,251
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(2,080)	(2,699)
Recovery for loan losses	--	(280)
Originations of loans receivable held-for-sale	(7,631)	(252)
Proceeds from sales of loans receivable held-for-sale	7,224	277
MSR activity, net	123	409
Amortization and accretion of premiums and discounts on mortgage-
related securities and investment securities	164	33
Principal collected on trading securities	--	7,729
Proceeds from sale of trading securities	--	389,209
Change in cash surrender value of Bank Owned Life Insurance	(621)	--
Depreciation and amortization of premises and equipment	1,272	747
Amortization of deferred debt issuance costs	14	14
Deferred gain on termination of interest rate swap	1,620	--
Common stock committed to be released for allocation - ESOP	1,656	1,892
RRP shares sold, net of forfeitures	(2)	(10)
Stock based compensation - stock options and RRP	216	152
Other, net	37	(123)
Changes in:
Accrued interest receivable	4,662	2,184
Other assets	873	(2,089)
Income taxes payable/receivable	6,767	5,858
Accounts payable and accrued expenses	(4,383)	1,407
Net cash provided by operating activities	19,024	414,709

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities or calls of investment securities AFS	64,782	45,000
Purchases of investment securities AFS	--	(1,520)
Proceeds from maturities or calls of investment securities HTM	125,108	12,000
Purchases of investment securities HTM	(165,590)	(469,620)
Principal collected on mortgage-related securities AFS	44,882	56,298
Purchases of mortgage-related securities AFS	(286,168)	--
Proceeds from sale of mortgage-related securities AFS	--	15,237
Principal collected on mortgage-related securities HTM	50,361	56,710
Purchases of mortgage-related securities HTM	(1,033)	(108,135)
Proceeds from the redemption of capital stock of FHLB	12,361	--
Purchases of capital stock of FHLB	(10,000)	--
Loan originations, net of principal collected	(22,892)	(26,578)
Loan purchases, net of principal collected	3,232	18,173
Net deferred fee activity	(111)	120
Purchases of premises and equipment, net	(974)	(1,870)
Proceeds from sales of real estate owned, net	976	1,423
Net cash used in investing activities	(185,066)	(402,762)
(Continued)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(10,430)	(12,055)
Dividends in excess of debt service cost of ESOP, net	--	669
Deposits, net of withdrawals	58,667	34,276
Proceeds from advances/line of credit from FHLB	200,000	--
Repayments on advances/line of credit from FHLB	(200,000)	--
Proceeds from repurchase agreements	250,000	--
Change in advance payments by borrowers for taxes and insurance	(34,112)	(32,527)
Acquisitions of treasury stock	(7,245)	(41)
Stock options exercised	96	1,387
Excess tax benefits from stock options	--	581
Net cash provided by (used in) financing activities	256,976	(7,710)

NET INCREASE IN CASH AND CASH EQUIVALENTS	90,934	4,237
CASH AND CASH EQUIVALENTS:
Beginning of period	162,791	183,242
End of period	$253,725	$187,479

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax refund, net of payments	$(1,594)	$-
Interest payments, net of interest credited to deposits	$35,031	$44,009

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Loans transferred to real estate owned	$901	$650
Market value change related to fair value hedge:
Interest rate swaps hedging FHLB advances	$(12,729)	$(1,420)

(Concluded)
See accompanying notes to consolidated interim financial statements.
<Index>

Notes to Consolidated Interim Financial Statements (Unaudited)

1.   Basis of Financial Statement Presentation
The accompanying consolidated financial statements of Capitol Federal Financial (“CFFN”) and subsidiary (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). Interim results are not necessarily indicative of results for a full year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and revenues and expenses for the period. Significant estimates include the allowance for loan losses, impairment of securities, valuation of MSR, and the fair values of derivative instruments. Actual results could differ from those estimates. See “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Capitol Federal Savings Bank (the “Bank”). The Bank has a wholly owned subsidiary, Capitol Funds, Inc. Capitol Funds, Inc. has a wholly owned subsidiary, Capitol Federal Mortgage Reinsurance Company. Significant intercompany accounts and transactions have been eliminated.

2.   Earnings Per Share
The Company accounts for the 3,024,574 shares acquired by its ESOP in accordance with Statement of Position (“SOP”) 93-6 and the shares awarded pursuant to its RRP in a manner similar to the ESOP shares. Shares acquired by the ESOP and shares awarded pursuant to the RRP are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee’s individual account. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.
	For the Three Months Ended
	December 31,
	2007(1)	2006
(Dollars in thousands, except per share amounts)
Net income	$9,113	$10,251

Average common shares outstanding	72,955,067	72,626,122
Average committed ESOP shares outstanding	548	548
Total basic average common shares outstanding	72,955,615	72,626,670

Effect of dilutive RRP shares	6,789	7,869
Effect of dilutive stock options	55,183	200,480

Total diluted average common shares outstanding	73,017,587	72,835,019

Net earnings per share:
Basic	$0.12	$0.14
Diluted	$0.12	$0.14

(1) Options to purchase 185,300 shares of common stock at prices between $33.69 per share and $38.77 were outstanding as of December 31, 2007, but were not included in the computation of diluted EPS because they were anti-dilutive for the three months ended December 31, 2007.

3.   Recent Accounting Pronouncements

The SEC issued Staff Accounting Bulletin (“SAB”) 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 supersedes SAB 105, “Miscellaneous Accounting - Loan Commitments Accounted for as Derivative Instruments.” SAB 109 requires a company to include the value of the MSR asset in the estimated fair value of the commitments on loans to be sold. SAB 105 had stated that this treatment was inappropriate. The new guidance should be applied prospectively to commitments accounted for at fair value that are issued or modified in fiscal quarters beginning after December 15, 2007, which for the Company is January 1, 2008. The adoption of SAB 109 is not expected to have a material impact to the financial statements.

The SEC issued SAB 110, codified as part of SAB Topic 14.D.2, “Share-Based Payment: Certain Assumptions Used in Valuation Methods - Expected Term.” SAB 110 permits companies, under certain circumstances, to continue to use the simplified method when calculating the expected term of “plain vanilla” share options. Originally, the simplified method was due to expire on December 31, 2007. A company may use the simplified method if it concludes that it is not reasonable to base its estimate of expected term on its experience with exercising historical share options. Included in SAB 110 are examples of situations where it may be appropriate to use the simplified method and required disclosures for those companies continuing to use the simplified method. There is no expiration date for SAB 110, but companies should be aware that the SEC staff believes that more detailed external information about exercise behavior will, over time, become readily available. The effective date for SAB 110 is January 1, 2008. Management is in the process of assessing whether the Company will continue to use the simplified method for stock option grants after January 1, 2008.

The FASB issued FASB Statement No. 141(R) “Business Combinations” and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” These statements change the way companies account for business combinations and noncontrolling interests (minority interests in current GAAP) and continues the FASB’s push toward more fair value in financial statements. These Statements should both be applied prospectively for fiscal years beginning on or after December 15, 2008, which for the Company is October 1, 2009. However, Statement No. 160 requires entities to apply the presentation and disclosure requirements retrospectively to comparative financial statements, if presented. Both Statements prohibit early adoption. Management is assessing the impact of the adoption of FASB Statements No. 141(R) and No. 160.

4. Interest Rate Swaps
During the quarter ended December 31, 2007, management terminated interest rate swaps with a notional amount of $575.0 million that were scheduled to mature during fiscal year 2010. As a result of the termination, the Bank received cash proceeds and recorded a deferred gain of $1.7 million. The gain will be amortized to interest expense on FHLB advances over the remaining life of the FHLB advances that were originally hedged by the terminated interest rate swap agreements. As of December 31, 2007, the Bank had one remaining interest rate swap agreement with a notional amount of $225.0 million that is scheduled to mature in May 2008.

5. Income Taxes
The Company adopted FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” on October 1, 2007. The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” The interpretation prescribes a process by which the likelihood of a tax position is gauged based upon the technical merits of the position, and then a subsequent measurement relates the maximum benefit and the degree of likelihood to determine the amount of benefit to recognize in the financial statements.

As of October 1, 2007 (the date of adoption), the Company had unrecognized tax benefits of $3.8 million as a result of tax positions taken during prior periods, $531 thousand of which would affect the Company’s effective income tax rate if recognized. Of the total $3.8 million increase in liability for unrecognized tax positions, $339 thousand was accounted for as a decrease to the October 1, 2007 balance of retained earnings, and the remaining $3.5 million was accounted for as an increase to net deferred tax assets.

As of December 31, 2007, the Company had a total of $3.9 million of unrecognized tax benefits, which included accrued penalties and interest of $579 thousand. Estimated penalties and interest of $62 thousand are included in income tax expense in the consolidated statements of income. Included in Other income in the consolidated statements of income is $194 thousand of interest income related to a tax refund on our amended September 30, 2005 federal tax return. It is reasonably possible that a decrease in unrecognized tax benefits of approximately $1.4 million may occur within the next twelve months as a result of lapses in applicable statutes of limitations.

We file income tax returns in the U.S. federal jurisdiction and the states of Kansas and Missouri. In many cases, uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. With few exceptions, the Company is no longer subject to US. Federal and state examinations by tax authorities for years before fiscal year 2004.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company and its wholly-owned subsidiary, the Bank, may from time to time make written or oral “forward-looking statements”, including statements contained in the Company’s filings with the SEC. These forward-looking statements may be included in this Quarterly Report on Form 10-Q and the exhibits attached to it, in the Company’s reports to stockholders and in other communications by the Company, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

The following discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company. It should be read in conjunction with the consolidated financial statements and notes presented in this report. The discussion includes comments relating to the Bank, since the Bank is wholly owned by the Company and comprises the majority of its assets and is the principal source of income for the Company. This discussion and analysis should be read in conjunction with the management discussion and analysis included in the Company’s 2007 Annual Report on Form 10-K filed with the SEC.

Executive Summary

The following summary should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety.

Our principal business consists of attracting deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences. We also originate consumer loans, loans secured by first mortgages on nonowner-occupied one- to four-family residences, permanent and construction loans secured by one- to four-family residences, commercial real estate loans, and multi-family real estate loans. While our primary business is the origination of one- to four-family mortgage loans funded through retail deposits, we also purchase whole loans and invest in certain investment and mortgage-related securities using FHLB advances and repurchase agreements as an additional funding source.

The Company is significantly affected by prevailing economic conditions including federal monetary and fiscal policies and federal regulation of financial institutions. Deposit balances are influenced by a number of factors including interest rates paid on competing personal investment products, the level of personal income, and the personal rate of savings within our market areas. Lending activities are influenced by the demand for housing and other loans, as well as interest rate pricing competition from other lending institutions. The primary sources of funds for lending activities include deposits, loan repayments, investment income, borrowings, and funds provided from operations.

The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, mortgage-related securities, investment securities, and cash, and the interest paid on deposits and borrowings. We generally price our loan and deposit products based upon an analysis of our competition and changes in market rates. On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies. While we do not explicitly price our products at a margin to a specific market rate or index, our products tend to be priced at a margin to general market rates or indices. Our one- to four-family mortgage loans are generally priced based upon the 10-year Treasury rate while the rates on our deposits are generally priced based upon short-term Treasury rates. The majority of our loans are fixed-rate products with maturities up to 30 years, while the majority of our deposits have maturity or reprice dates of less than two years.

During the first quarter of fiscal year 2008, the Federal Open Market Committee of the Federal Reserve (“FOMC”) lowered the overnight lending rate, from 4.75% to 4.25%. As a result, short term interest rates continued to decline, and the steepening of the yield curve became more pronounced for maturities greater than two years. In recent periods, the flat-to-inverted yield curve environment restricted the Bank’s ability to balance investment opportunities with the cost of funding. The current interest rate environment is more favorable for utilizing leverage to increase the level of earning assets. The Bank’s net interest margin increased 15 basis points during the quarter ended December 31, 2007 compared to the previous quarter, primarily as a result of an increase of 9 basis points in the average yield on earning assets, but also as a result of a decrease in the average cost of interest-bearing liabilities. During the quarter, management entered into repurchase agreements as a means of expanding its funding sources.

The subprime mortgage banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures and some subprime mortgage lenders have failed. The increased scrutiny of the subprime lending market is one of the factors that have impacted general market conditions as well as perceptions of our business. Our credit underwriting standards have been structured to limit our exposure to the types of loans that are currently experiencing high foreclosure and loss rates. Our mortgage loan portfolio has minimal exposure to loans generally considered to be subprime loans.

During the first quarter of fiscal year 2008, management terminated interest rate swap agreements with a notional amount of $575.0 million that were scheduled to mature during fiscal year 2010. As a result of the termination, the

Bank received cash proceeds and recorded a deferred gain of $1.7 million that will be amortized to interest expense on FHLB advances over the remaining term of the FHLB advances originally hedged by the terminated interest rate swap agreements.

Net income for the quarter ended December 31, 2007 was $9.1 million compared to $6.3 million for the prior quarter. The $2.8 million increase in net income was primarily a result of a decrease in interest expense and a modest increase in interest income. The decrease in interest expense was a direct result of the termination of the swaps.

The amount of total borrowings is a function of balancing investment opportunities, liquidity requirements, and managing the interest rate sensitivity of the Bank. Management monitors the Bank’s investment opportunities and balances those opportunities with the cost of FHLB advances or other funding sources. See additional discussion of interest rate risk in "Item 7A. Quantitative and Qualitative Disclosure About Market Risk."

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

Critical Accounting Policies

Our most critical accounting policies are the methodologies used to determine the allowance for loan losses, other-than-temporary declines in the value of securities, the valuation of MSR and deferred income tax assets, and our policy regarding derivative instruments. These policies are important to the presentation of our financial condition and results of operations, involve a high degree of complexity, and require management to make difficult and subjective judgments that may require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could cause reported results to differ materially. These critical accounting policies and their application are reviewed at least annually by our audit committee. The following is a description of our critical accounting policies and an explanation of the methods and assumptions underlying their application.

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

Management reviews the appropriateness of the allowance based upon its evaluation of then-existing economic and business conditions affecting our key lending areas. Other conditions management considers in determining the appropriateness of the allowance include, but are not limited to, changes in our underwriting standards, credit quality trends (including changes in the balance and characteristics of non-performing loans expected to result from existing economic conditions), trends in collateral values, loan volumes and concentrations, and recent loss experience in particular segments of the portfolio as of the balance sheet date. Management also measures the impact that these conditions were believed to have had on the collectibility of impaired loans.

Senior management reviews these conditions quarterly. To the extent that any of these conditions are evidenced by a specifically identifiable problem loan or portfolio segment as of the evaluation date, management’s estimate of the effect of the condition may be reflected as a specific allowance applicable to the loan or loans. Where any of these conditions are not evidenced by a specifically identifiable problem loan or portfolio segment as of the evaluation date, management’s evaluation of the loss related to these conditions is reflected in the allowance associated with our homogeneous population of mortgage loans. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem loans or portfolio segments.

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

Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, and changes in the market value of collateral securing loans, which may be susceptible to volatility. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated losses inherent in our loan portfolios.

Securities Impairment. Management regularly monitors the investment and mortgage-related security portfolios for impairment on a security by security basis. Many factors are considered in determining whether the impairment is deemed to be other-than-temporary, including, but not limited to, the length of time the security has had a market value less than the cost basis, the severity of the loss, the intent and ability of the Bank to hold the security for a period of time sufficient for a substantial recovery of its investment, recent events specific to the issuer or industry including the issuer’s financial condition and current ability to make future payments in a timely manner, external credit ratings and recent downgrades in these ratings. If management deems the decline to be other-than-temporary, the carrying value of the security is adjusted and an impairment amount is recorded in the consolidated statements of income. Currently, all securities are rated investment grade, and there is a market for the securities.

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

During the first quarter of fiscal year 2008, management terminated interest rate swap agreements with an aggregate notional amount of $575.0 million due to market conditions. As of December 31, 2007, the Bank had one remaining interest rate swap agreement with a notional amount of $225.0 million.

Financial Condition

Total assets increased from $7.68 billion at September 30, 2007 to $7.95 billion at December 31, 2007. The $268.1 million increase in assets was primarily attributed to a $194.6 million increase in the mortgage-related securities portfolio and a $90.9 million increase in cash and cash equivalents, partially offset by a $24.2 million decrease in the investment securities portfolio.

Total liabilities increased from $6.81 billion at September 30, 2007 to $7.08 billion at December 31, 2007. The $273.1 million increase in liabilities was due primarily to an increase in other borrowings of $250.0 million and to an increase in deposits of $58.7 million.

Stockholders’ equity decreased $5.0 million to $862.6 million at December 31, 2007, from $867.6 million at September 30, 2007.

The following table presents selected balance sheet data for the Company at the dates indicated.

	Balance at
	December 31,	September 30,	June 30,	March 31,	December 31,
	2007	2007	2007	2007	2006

Selected Balance Sheet Data:	(Dollars in thousands, except per share amounts)
Total assets	$7,945,586	$7,677,530	$7,826,549	$8,098,626	$8,205,879
Cash and cash equivalents	253,725	162,791	188,664	242,186	187,479
Investment securities	500,045	524,168	673,160	773,404	844,514
Mortgage-related securities	1,608,897	1,414,271	1,466,822	1,603,443	1,668,548
Loans receivable, net	5,310,296	5,291,426	5,252,275	5,216,763	5,229,077
MSR	5,483	5,606	6,017	6,304	6,508
Capital stock of FHLB	139,380	139,661	147,557	157,344	167,829
Deposits	3,981,449	3,922,782	3,946,693	4,002,866	3,934,707
Advances from FHLB	2,746,532	2,732,183	2,870,337	3,074,973	3,270,125
Other borrowings	303,538	53,524	53,509	53,495	53,481
Stockholders' equity	862,579	867,631	870,095	870,624	867,139
Accumulated other comprehensive gain (loss)	3,165	1,287	174	370	(457)
Equity to total assets at end of period	10.86%	11.30%	11.12%	10.75%	10.57%
Book value per share	$11.84	$11.88	$11.92	$11.94	$11.92
Shares outstanding	72,857,963	73,024,845	73,010,580	72,932,544	72,725,595

The following table presents rate information at the dates indicated.
	December 31,	September 30,	June 30,	December 31,
	2007	2007	2007	2006
	Average Yield / Cost at End of Period: (annualized)
Loans receivable	5.74%	5.73%	5.69%	5.66%
Mortgage-related securities	4.66	4.46	4.30	4.26
Investment securities	4.14	4.52	4.68	4.82
Deposits	3.77	3.86	3.85	3.68
FHLB advances	4.90	5.39	5.07	4.88
Borrowings, other(1)	4.98	8.12	8.12	8.14

(1) The decrease in the rate of Borrowings, other between September 30, 2007 and December 31, 2007 was a result of entering into the repurchase agreements which total $250.0 million at an average rate of 4.34%.

As previously discussed, management recorded a deferred gain of $1.7 million during the first quarter of fiscal year 2008 in association with the termination of interest rate swap agreements with a notional amount of $575.0 million. The deferred gain will be amortized over the remaining life of the FHLB advances. The increase in the balance of Cash and cash equivalents was the result of the advances the Bank took out just before the end of the quarter. The cash received from the advances was accumulated to payoff the advances maturing in January 2008.

Loans Receivable. The loan portfolio increased $18.9 million from $5.29 billion at September 30, 2007 to $5.31 billion at December 31, 2007. Loans purchased from nationwide lenders represented 16.5% of the loan portfolio at December 31, 2007 compared to 17.2% at September 30, 2007. As of December 31, 2007, the average balance of a purchased mortgage loan was approximately $350 thousand while the average balance of an originated mortgage loan was approximately $110 thousand.

Included in the loan portfolio at December 31, 2007 were $392.4 million of interest-only loans, which were primarily purchased from nationwide lenders during fiscal year 2005. These loans do not typically require principal payments during their initial term. The interest-only loans in our portfolio have initial interest-only terms of either five or ten years, with approximately equal distribution between the two terms. Loans of this type generally are considered to be of greater risk to the lender because of the possibility that the borrower may default once principal payments are required. We attempt to mitigate the risk of interest-only loans by using prudent underwriting criteria. The interest-only loans we purchased had an average credit score greater than 700 at the time of purchase and an average loan-to-value ratio not exceeding 80% at the time of purchase. As of December 31, 2007, the performance of our interest-only loans is comparable to the performance of the rest of our one- to four-family loan portfolio.

Total one- to four-family loan originations during the current three month period were $147.2 million at an average rate of 5.97% compared to one- to four-family loan originations of $138.5 million at an average rate of 5.96% for the same period one year ago. Of the one- to four- family loans originated during the current three month period and the same period one year ago, $124.6 million and $114.0 million, respectively, were fixed-rate. Generally, during the three months ended December 31, 2007, the Bank’s 30-year fixed-rate loans, with no points paid by the borrower, were priced at approximately 185 basis points above the average 10-year Treasury rate, while the Bank’s 15-year fixed-rate loans were priced approximately 150 basis points above the average 10-year Treasury rate. The Bank’s loan pricing is benchmarked to the secondary mortgage market pricing.

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

	For the Three Months Ended			For the Three Months Ended
	December 31, 2007			December 31, 2006
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
Origination - one- to four-family
<= 15 years	$26,614	5.77%	12.89%	$20,607	5.75%	10.52%
> 15 years	110,121	6.09	53.34	105,039	6.11	53.63
Other real estate	--	--	--	773	6.75	0.40
Non real estate	6,696	8.42	3.24	9,047	7.93	4.62
Total fixed-rate loan originations	143,431	6.14	69.47	135,466	6.18	69.17

Adjustable-Rate:
Origination - one- to four-family
<= 36 months	9,740	5.54	4.72	5,892	5.40	3.01
> 36 months	32,639	5.85	15.81	33,380	5.72	17.04
Other real estate	--	--	--	--	--	--
Non real estate	20,655	8.31	10.00	21,107	8.58	10.78
Total adjustable-rate loan originations	63,034	6.61	30.53	60,379	6.69	30.83

Total loan originations and purchases	$206,465	6.29%	100.00%	$195,845	6.34%	100.00%

Purchased loans included above:
Fixed-rate purchased loans	$12,086	6.20%		$11,676	6.19%
Adjustable-rate purchased loans	$19,780	5.85%		$14,696	5.81%

The following table summarizes the activity in the loan portfolio for the periods indicated, excluding changes in loans in process, deferred fees and allowance for loan losses.
	For the Three Months Ended
	December 31, 2007		September 30, 2007		June 30, 2007		March 31, 2007
	Amount	Avg Rate	Amount	Avg Rate	Amount	Avg Rate	Amount	Avg Rate
Loans receivable:	(Dollars in thousands)
Beginning balance	$5,346,626	5.68%	$5,303,830	5.64%	$5,249,793	5.59%	$5,259,857	5.57%
Originations and refinances	174,599	6.34	225,333	6.50	246,940	6.24	161,705	6.31
Purchases	31,866	5.98	39,820	6.06	54,624	6.25	23,518	5.75
Repayments	(186,091)		(221,075)		(246,829)		(194,085)
Other	(814)		(1,282)		(698)		(1,202)
Ending balance	$5,366,186	5.71%	$5,346,626	5.68%	$5,303,830	5.64%	$5,249,793	5.59%

The following table presents the Company’s loan portfolio at the dates indicated.

	December 31, 2007			September 30, 2007
	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total
	(Dollars in thousands)
Real Estate Loans
One- to four-family	$5,012,447	5.58%	93.41%	$4,992,398	5.55%	93.38%
Multi-family and commercial	59,581	6.47	1.11	60,625	6.48	1.13
Construction and development	75,046	6.24	1.40	74,521	6.22	1.39
Total real estate loans	5,147,074	5.60	95.92	5,127,544	5.57	95.90

Consumer loans
Savings loans	4,944	6.54	0.09	5,249	6.55	0.10
Automobile	4,115	6.99	0.08	4,234	6.98	0.08
Home equity	209,408	8.24	3.90	208,986	8.41	3.91
Other	645	7.77	0.01	613	8.26	0.01
Total consumer loans	219,112	8.18	4.08	219,082	8.33	4.10
Total loans receivable	5,366,186	5.71%	100.00%	5,346,626	5.68%	100.00%

Less:
Loans in process	41,936			41,126
Deferred fees and discounts	9,783			9,893
Allowance for losses	4,171			4,181
Total loans receivable, net	$5,310,296			$5,291,426

Lending Practices and Underwriting Standards

The Bank’s primary lending activity is the origination of loans and the purchase of loans from a select group of correspondent lenders. These loans are generally secured by first mortgages on owner-occupied, one- to four-family residences in the Bank’s market areas and select market areas in Missouri. Additional lending volume has been generated by purchasing whole one- to four-family mortgage loans from nationwide lenders. These purchases allow the Bank to attain geographic diversification and manage credit concentration risks in its loan portfolio. The loans that are purchased help mitigate the Bank’s interest rate risk exposure because they are predominately adjustable-rate or short-term fixed rate loans.

The Bank’s one- to four-family loans are primarily fully amortizing loans with contractual maturities of up to 30 years, except for interest-only loans which require the payment of interest during the interest-only period, with all payments due monthly. Our one- to four- family loans are generally not assumable and do not contain prepayment penalties. A “due on sale” clause, allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the secured property, is generally included in the security instrument.

Current adjustable-rate one- to four-family loans originated by the Bank generally provide for a specified rate limit or cap on the periodic adjustment to the interest rate, as well as a specified maximum lifetime cap and minimum rate, or floor. Negative amortization of principal is not allowed. Borrowers are qualified based on the principal, interest, taxes and insurance payment at the initial rate for three, five and seven year adjustable-rate mortgage (“ARM”) loans.

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

In an effort to offset the impact of repayments and to retain our customers, the Bank offers existing loan customers whose loan has not been sold to third parties the opportunity to modify their original loan terms to new loan terms generally consistent with those currently being offered. This is a convenient tool for customers who may have considered refinancing from an ARM loan to a fixed-rate loan or would like to reduce their term and take advantage of lower rates associated with current market rates. The program helps ensure the Bank maintains the relationship with the customer and significantly reduces the amount of time it takes for customers to obtain current market pricing and terms without having to refinance their loans, and is a more efficient way for the Bank to process the change. The Bank charges a fee for this service generally comparable to fees charged on new loans. The Bank does not solicit customers for this program, but considers it a valuable opportunity to retain customers who, due to our strict initial underwriting, could likely obtain similar financing elsewhere.

One- to four-family loans are generally underwritten using an automated underwriting system developed by a third party. The system’s components closely resemble the Bank’s manual underwriting standards which are generally in accordance with Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) underwriting guidelines. The automated underwriting system analyzes the applicant’s data, with emphasis on credit history, employment and income history, qualifying ratios reflecting the applicant’s ability to repay, asset reserves, and loan-to-value ratio. Loans that do not meet the automated underwriting standards are referred to a staff underwriter for manual underwriting. Full documentation to support the applicant’s credit, income, and sufficient funds to cover all applicable fees and reserves at closing are required on all loans. Properties securing one- to four-family loans are appraised by either staff appraisers or independent fee appraisers approved by the board of directors who are independent of the loan origination function.

Presently, the Bank lends up to 105% of the lesser of the appraised value or purchase price for one- to four-family mortgage loans. At December 31, 2007, less than 1% of the balance of the loan portfolio had a loan-to-value ratio greater than 100%. For loans with a loan-to-value ratio in excess of 80%, private mortgage insurance is required in order to reduce the Bank’s loss exposure to less than 80% of the appraised value or the purchase price of the property.

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

The underwriting of loans purchased under contractual agreement through correspondent lenders is generally performed by a third party underwriter who is under contract to use the Bank’s internal underwriting standards. Correspondent lenders are located within the metropolitan Kansas City market area and select market areas in Missouri. The loan product is originated to the Bank’s specifications including interest rates, product description, and underwriting standards. The Bank purchases approved loans and the related servicing rights, on a loan-by-loan basis.

The Bank also originates construction-to-permanent loans primarily secured by one- to four-family residential real estate. Presently, all of these loans are secured by property located within the Bank’s market areas. Construction loans are obtained primarily by homeowners who will occupy the property when construction is complete. Construction loans to builders for speculative purposes are not permitted. The application process includes submission of complete plans, specifications, and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property. All construction loans are manually underwritten using the Bank’s internal underwriting standards. The construction and permanent loans are closed at the same time allowing the borrower to secure the interest rate at the beginning of the construction period and throughout the permanent loan. Construction draw requests and the supporting documentation are reviewed and approved by management. The Bank also performs regular documented inspections of the construction project to ensure the funds are being used for the intended purpose and the project is being completed according to the plans and specifications provided.

The Bank offers a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, student loans, and loans secured by savings deposits. The Bank also originates a very limited amount of unsecured loans. The Bank does not originate any consumer loans on an indirect basis, such as contracts purchased from retailers of goods or services which have extended credit to their customers. All consumer loans are originated in the Bank’s market areas. Home equity loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan. In order to minimize risk of loss, home equity loans that are greater than 80% of the value of the property, when combined with the first mortgage, require private mortgage insurance. The term-to-maturity of home equity and home improvement loans may be up to 20 years. Other home equity lines of credit have no stated term-to-maturity and require a payment of 1.5% of the outstanding loan balance per month. Interest-only home equity lines of credit have a 10-year term-to-maturity, monthly payments of accrued interest, and a balloon payment at maturity.  Repaid principal may be re-advanced at any time, not to exceed the original credit limit of the loan. Other consumer loan terms vary according to the type of collateral and the length of the contract. The majority of the consumer loan portfolio is comprised of home equity lines of credit, which have interest rates that can adjust monthly based upon changes in the prime rate, to a maximum of 18%.

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

The Bank’s multi-family and commercial real estate loans are secured primarily by multi-family dwellings and small office buildings generally located in the Bank’s market areas. These loans are granted based on the income producing potential of the property and the financial strength of the borrower. Loan-to-value ratios on multi-family and commercial real estate loans usually do not exceed 80% of the appraised value of the property securing the loans. The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt. The Bank generally requires personal guarantees of the borrowers covering a portion of the debt in addition to the security property as collateral for these loans. The Bank also generally requires an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt. Appraisals on properties securing these loans are performed by independent state certified fee appraisers approved by the board of directors. While maximum maturities may extend to 30 years, loans frequently have shorter maturities and may not be fully amortizing, requiring balloon payments of unamortized principal at maturity.

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

Asset Quality
Non-performing loans consist primarily of loans 90 or more days delinquent and loans in the process of foreclosure. Non-performing loans increased $2.8 million from $7.4 million at September 30, 2007 to $10.2 million at December 31, 2007. The increase in non-performing loans increased our ratio of non-performing loans to total loans from 0.14% as of September 30, 2007 to 0.19% at December 31, 2007. Of the $10.2 million, $7.2 million, or 70.5%, of non-performing loans are secured by property located in our market areas.

Loans 30 to 89 days delinquent, which are not included in non-performing loans, increased approximately $5.0 million from $17.7 million at September 30, 2007 to $22.7 million at December 31, 2007. Of the $22.7 million at December 31, 2007, $12.0 million, or 52.9% of 30 to 89 day delinquent loans represent loans secured by property located in our market areas.

The risk that our non-performing and other delinquent loans may increase is primarily driven by the state of the local economies in which we lend. Since the loans we originate in our market areas are geographically concentrated, we attempt to mitigate the risks of this concentration by purchasing loans from outside our market areas. In most of our market areas, the economy has continued to be generally stable. There have been some indications that there may be some decreases in the value of home prices occurring in our market areas. However, we believe that given the underwriting standards of the Bank the value of the underlying collateral, along with any required private mortgage insurance, is sufficient to protect the Bank from losses in excess of our allowance for loan losses. The relatively small increase in the amount of non-performing loans, and the larger increase in loans 30-89 days delinquent, generally came from all areas of our loan portfolio with no specific characteristics noted about these loans evidencing a trend. Other risks to our loan portfolio remained largely unchanged from September 30, 2007.

The following table presents the Company’s 30 to 89 day delinquent loans, non-performing loans, and real estate owned at the dates indicated. The ratios of non-performing loans to total loans and non-performing assets to total assets do not include loans that are 30 to 89 days delinquent. Non-performing assets include non-performing loans and real estate owned.

	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007
Asset quality information:	(Dollars in thousands)
Loans 30-89 days delinquent	$22,712	$17,732	$21,172	$18,883
Non-performing loans	10,232	7,352	6,554	6,833
Real estate owned	2,023	2,097	1,828	1,905
Asset quality ratios:
Non-performing assets to total assets at
end of period	0.15%	0.12%	0.11%	0.11%
Non-performing loans to total loans	0.19%	0.14%	0.12%	0.13%

The allowance for loan losses as a percentage of non-performing loans was 40.76% at December 31, 2007, compared to 56.87% at September 30, 2007 and 62.01% at December 31, 2006. The decrease in the ratio of allowance for loan losses to non-performing loans since December 31, 2006 primarily resulted from an increase in non-performing loans. Charge-offs, net of recoveries, totaled $10 thousand for the current three months and represented 0.12% of average non-performing loans and less than 0.01% of the average outstanding balance of loans receivable.

The following table presents the Company’s activity for the allowance for loan losses and related ratios at the dates and for the periods indicated.
	For the Three Months Ended
	December 31,
	2007	2006
Allowance for loan losses:	(Dollars in thousands)
Beginning balance	$4,181	$4,433
Losses charged against the allowance:
One- to four-family loans	(3)	9
Multi-family loans	--	--
Commercial and other loans	--	--
Consumer loans	13	1
Total charge-offs	10	10
Recoveries	--	--
Provision (recovery) charged to expense	--	(280)
Ending balance	$4,171	$4,143

Allowance for loan losses to non-
performing loans at period end	40.76%	62.01%
Allowance for loan losses to loans
receivable, net at period end	0.08%	0.08%

Mortgage-Related Securities. The balance of mortgage-related securities increased $194.6 million from $1.41 billion at September 30, 2007 to $1.61 billion at December 31, 2007. The increase was due primarily to purchases of mortgage-related securities, partially offset by principal repayments, to utilize increased cash from deposits, repayments on assets, and the lower amount of originations relative to the cash used to originate loans. This will continue if available cash flow exceeds loan originations and purchases.

The following tables provide a summary of the activity in our portfolio of mortgage-related securities for the periods presented. The yields and weighted average life (“WAL”) for purchases are presented as recorded at the time of purchase. The yields for the beginning and ending balances are as of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented. The beginning and ending WAL is the estimated remaining maturity of the underlying collateral after projected prepayment speeds have been applied. The increase in the yield at December 31, 2007 compared to September 30, 2007 was primarily a result of the purchase of mortgage-related securities with yields higher than that of the existing portfolio and the repricing of securities within the portfolio. The increase in the WAL at December 31, 2007 compared to September 30, 2007 was due to purchases of mortgage-related securities with WALs greater than that of the existing portfolio.

	For the Three Months Ended
	December 31, 2007			September 30, 2007			June 30, 2007			March 31, 2007
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
Mortgage-related securities:	(Dollars in thousands)
Beginning balance	$1,414,271	4.46%	4.04	$1,466,822	4.30%	4.89	$1,603,443	4.27%	3.40	$1,668,548	4.26%	3.48
Maturities and repayments	(95,243)			(126,050)			(135,905)			(112,054)
Sale of securities, net of gains	--			--			--			--
Net amortization of premiums/discounts	(335)			(783)			(1,228)			(988)
Purchases:
Fixed	200,382	5.17	3.98	72,610	5.79	4.34	692	5.62	7.61	1,983	5.65	18.18
Adjustable	86,819	4.88	4.68	--	--	--	--	--	--	44,672	4.60	1.24
Change in valuation on AFS securities:	3,003			1,672			(180)			1,282
Ending balance	$1,608,897	4.66%	4.41	$1,414,271	4.46%	4.04	$1,466,822	4.30%	4.89	$1,603,443	4.27%	3.40

Investment Securities. Investment securities, which consist of agency bonds (primarily issued by FNMA, FHLMC, or FHLB) and municipal investments, decreased $24.2 million from $524.2 million at September 30, 2007 to $500.0 million at December 31, 2007. The following tables provide a summary of the activity of investment securities for the periods presented. The yields for the beginning and ending balances are as of the periods presented. The decrease in the yield at December 31, 2007 compared to September 30, 2007 was a result of calls and/or maturities of securities with rates higher than that of the remaining portfolio. Reinvestment of proceeds was at rates lower than that of the called or matured securities. The beginning and ending WAL represent the estimated remaining maturity of the underlying collateral after projected call dates have been considered, based upon market rates at each date presented. The decrease in the WAL at December 31, 2007 compared to September 30, 2007 was due to certain securities in the portfolio approaching their call date. The Bank borrowed from the FHLB prior to the maturity of FHLB advances during the month of January 2008. Of these funds, $150.0 million was invested at a positive spread to the cost of the advances through the maturity date of the advances.

	For the Three Months Ended
	December 31, 2007			September 30, 2007			June 30, 2007			March 31, 2007
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
Investment securities:	(Dollars in thousands)
Beginning balance	$524,168	4.52%	1.66	$673,160	4.68%	1.71	$773,404	4.76%	1.72	$844,514	4.82%	1.66
Maturities and calls	(189,890)			(155,250)			(158,740)			(229,500)
Net amortization of premiums/discounts	171			334			1,303			1,572
Purchases - Fixed	165,590	4.28	0.70	5,802	3.76	4.85	57,329	5.01	0.74	156,768	5.34	1.44
Change in valuation of AFS securities	6			122			(136)			50
Ending balance	$500,045	4.14%	0.67	$524,168	4.52%	1.66	$673,160	4.68%	1.71	$773,404	4.76%	1.72

Liabilities.   Total liabilities increased from $6.81 billion at September 30, 2007 to $7.08 billion at December 31, 2007. The $273.1 million increase in liabilities was due primarily to an increase in other borrowings of $250.0 million and an increase in deposits of $58.7 million, partially offset by a decrease in advance payments by borrowers for taxes and insurance. The Bank entered into repurchase agreements with two counterparties because rates and terms were more favorable than other funding options on those dates. The use of repurchase agreements also allows for the diversification of funding sources and the use of securities as collateral that were not being leveraged.

The Bank took out additional FHLB advances during the month of December 2007 to take advantage of the favorable rates and terms available at the time, recognizing that $300.0 million of existing advances would be maturing in January 2008. Management will continue to monitor market conditions for funding opportunities that can be leveraged to improve earnings without creating undue interest rate risk exposure.

At December 31, 2007, $189.9 million of the $2.53 billion in certificates were brokered and public unit deposits, compared to $193.0 million in brokered and public unit deposits at September 30, 2007. The $3.1 million decrease between September 30, 2007 and December 31, 2007 was primarily attributed to maturities of public unit deposits that were not retained because the Bank did not price competitively in the market for public units. Management will continue to monitor the wholesale deposit market for attractive opportunities.

	At			At			At			At
	December 31, 2007			September 30, 2007			June 30, 2007			March 31, 2007
		Average	% of		Average	% of		Average	% of		Average	% of
	Amount	Cost	Total	Amount	Cost	Total	Amount	Cost	Total	Amount	Cost	Total
	(Dollars in thousands)
Checking	$413,349	0.21%	10.38%	$394,109	0.21%	10.05%	$420,952	0.21%	10.66%	$435,300	0.21%	10.87%
Savings	229,862	2.05	5.77	237,148	2.58	6.04	243,040	3.07	6.16	247,844	2.99	6.19
Money market	811,002	2.95	20.37	790,277	3.18	20.15	801,511	3.28	20.31	825,432	3.28	20.62
Certificates	2,527,236	4.77	63.48	2,501,248	4.77	63.76	2,481,190	4.72	62.87	2,494,290	4.62	62.32
Total deposits	$3,981,449	3.77%	100.00%	$3,922,782	3.86%	100.00%	$3,946,693	3.85%	100.00%	$4,002,866	3.76%	100.00%

Stockholders’ Equity. Stockholders’ equity decreased $5.0 million from $867.6 million at September 30, 2007 to $862.6 million at December 31, 2007. The decrease was primarily a result of treasury stock purchases of $7.2 million and dividends paid of $10.4 million, partially offset by net income of $9.1 million and an increase in accumulated other comprehensive income of $1.9 million due to the increase in market value of AFS securities.

Dividends from the Company are the only source of funds for MHC. It is expected that MHC will waive future dividends except to the extent they are needed to fund its continuing operations. The following table shows the number of shares eligible to receive dividends (“public shares”) because of the waiver of dividends by MHC at December 31, 2007. The unvested shares in the ESOP receive cash equal to the dividends paid on the public shares. The cash received is used to repay the annual debt obligation on the loan taken out by the ESOP from the Company at the time of the mutual-to-stock conversion of the Bank to purchase shares for the ESOP. These shares are held in trust for a future employee benefit, and are therefore excluded from the calculation of public shares.

Total voting shares outstanding at September 30, 2007	74,258,977
Treasury stock acquisitions	(223,542)
RRP grants, net	2,500
Options exercised, net	4,250
Total voting shares outstanding at December 31, 2007	74,042,185
Unvested shares in ESOP	(1,209,832)
Shares held by MHC	(52,192,817)
Total shares eligible to receive dividends at December 31, 2007 (public shares)	20,639,536

The following table presents quarterly dividends paid in calendar years 2008, 2007 and 2006. The dollar amounts represent dividends paid during the quarter. The actual amount of dividends to be paid during the quarter ending December 31, 2007, as declared on January 9, 2008, will be based upon the number of shares outstanding on the record date of February 1, 2008. All shares outstanding presented in the table below, except for the quarter ending March 31, 2008, are as of the date of record per the dividend declaration. For the purposes of the table below, the number of dividend shares for the quarter ending March 31, 2008 is based upon shares outstanding on January 28, 2008. This does not represent the actual dividend payout, but rather management’s estimate of the number of shares eligible to receive the dividend and the total dividend payout as of January 28, 2008.

	Calendar Year
	2008	2007	2006
	(Dollars in thousands, except per share amounts)
Quarter ended March 31
Number of dividend shares	20,646,160	20,520,793	20,457,283
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,323	$10,261	$10,229
Quarter ended June 30
Number of dividend shares		20,673,933	20,257,420
Dividend per share		$0.50	$0.50
Total dividends paid		$10,337	$10,129
Quarter ended September 30
Number of dividend shares		20,694,533	20,250,134
Dividend per share		$0.50	$0.50
Total dividends paid		$10,347	$10,125
Quarter ended December 31
Number of dividend shares		20,860,278	20,432,393
Dividend per share		$0.50	$0.50
Total dividends paid		$10,430	$10,216
Special year end dividend
Number of dividend shares		--	20,432,793
Dividend per share		$--	$0.09
Total dividends paid		$--	$1,839

Calendar year-to-date dividends per share	$0.50	$2.00	$2.09

Analysis of Net Interest Income

Net interest income represents the difference between interest income earned on interest-earning assets, such as mortgage loans, investment securities, and mortgage-backed securities, and interest paid on interest-bearing liabilities, such as deposits, FHLB advances, and other borrowings. Net interest income depends on the balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

Average Balance Sheet: The following table presents the average balances of our assets, liabilities and stockholders’ equity and the related annualized yields and costs on our interest-earning assets and interest-bearing liabilities for the periods indicated. Average yields are derived by dividing annualized income by the average balance of the related assets and average costs are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown. Average outstanding balances are derived from average daily balances. The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to interest rates. Yields on tax-exempt securities were not calculated on a tax-equivalent basis.
	For the Three Months Ended
	December 31, 2007		September 30, 2007		June 30, 2007		December 31, 2006
	Average		Average		Average		Average
	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$ 5,309,758	5.74%	$ 5,279,454	5.63%	$ 5,238,291	5.59%	$ 5,235,039	5.59%
Mortgage-related securities	1,497,081	4.58	1,444,060	4.35	1,543,049	4.21	1,803,033	4.33
Investment securities	391,173	4.22	562,665	4.58	717,008	4.72	574,857	4.65
Capital stock of FHLB	133,378	6.21	140,374	6.67	149,288	6.48	165,159	6.48
Cash and cash equivalents	129,227	4.32	113,146	5.01	89,768	5.34	236,522	5.15
Total interest-earning assets (1)	7,460,616	5.41	7,539,699	5.32	7,737,404	5.25	8,014,610	5.24
Other non-interest-earning assets	203,260		157,599		160,904		192,225
Total assets	$ 7,663,877		$ 7,697,298		$ 7,898,308		$ 8,206,835

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits	$ 3,914,532	3.86%	$ 3,902,775	3.88%	$ 3,940,736	3.81%	$ 3,855,407	3.65%
FHLB advances (2)	2,593,271	5.19	2,741,914	5.27	2,915,505	5.05	3,271,001	4.89
Other borrowings	149,724	5.77	53,514	8.23	53,500	8.23	53,472	8.26
Total interest-bearing liabilities	6,657,527	4.42	6,698,203	4.48	6,909,741	4.36	7,179,880	4.25
Other non-interest-bearing liabilities	137,469		130,172		118,137		161,865
Stockholders' equity	868,881		868,923		870,430		865,090
Total liabilities and
stockholders' equity	$ 7,663,877		$ 7,697,298		$ 7,898,308		$ 8,206,835
(Continued)

Net interest rate spread		0.99%		0.84%		0.89%		0.99%
Net interest-earning assets	$ 803,090		$ 841,496		$ 827,663		$ 834,730
Net interest margin		1.43%		1.28%		1.33%		1.39%
Ratio of interest-earning assets
to interest-bearing liabilities		1.12		1.13		1.12		1.12

Selected performance ratios:
Return on average assets (annualized)		0.48%		0.33%		0.37%		0.50%
Return on average equity (annualized)		4.20%		2.90%		3.35%		4.74%
Average equity to average assets		11.34%		11.29%		11.02%		10.54%

(1) Calculated net of deferred loan fees, loan discounts, and loans in process. Non-accruing loans are included in the loans receivable average balance with a yield of zero percent.

(2) The rate calculation includes net interest expense of $2.2 million, $3.6 million, $3.3 million and $3.4 million related to the interest rate swaps for the three months ended December 31, 2007, September 30, 2007, June 30, 2007 and December 31, 2006, respectively.

(Concluded)

The following table presents selected income statement information for the quarters indicated.

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2007	2007	2007	2007	2006

Selected income statement data:	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Loans receivable	$76,263	$74,343	$73,219	$73,990	$73,192
Mortgage-related securities	17,127	15,690	16,224	17,317	19,521
Investment securities	4,130	6,444	8,459	9,262	6,684
Other interest and dividend income	3,508	3,808	3,624	4,004	5,769
Total interest and dividend income	101,028	100,285	101,526	104,573	105,166

Interest expense:
Deposits	38,033	38,166	37,377	36,267	35,469
FHLB advances	34,161	36,894	37,220	38,508	40,741
Other borrowings	2,207	1,125	1,113	1,101	1,129
Total interest expense	74,401	76,185	75,710	75,876	77,339

Provision (recovery) for loan losses	--	--	--	55	(280)

Net interest and dividend income
(after provision (recovery) for
loan losses)	26,627	24,100	25,816	28,642	28,107

Other income	7,111	6,412	5,908	5,431	6,415
Other expenses	19,451	19,938	20,136	20,020	17,831
Income tax expense	5,174	4,274	4,299	5,597	6,440
Net income	$9,113	$6,300	$7,289	$8,456	$10,251

Efficiency Ratio	57.65	65.34	63.47	58.76	51.65

Basic earnings per share	$0.12	$0.08	$0.10	$0.12	$0.14
Diluted earnings per share	$0.12	$0.08	$0.10	$0.12	$0.14
Dividends declared per share	$0.50	$0.50	$0.50	$0.50	$0.59

Comparison of Operating Results for the Three Months Ended December 31, 2007 and 2006

Net income for the quarter ended December 31, 2007 was $9.1 million compared to $10.2 million for the same period in the prior fiscal year. The $1.1 million decrease in net income was primarily a result of a decrease in interest and dividend income of $4.2 million, partially offset by a decrease in interest expense of $2.9 million.

Total interest and dividend income for the quarter was $101.0 million compared to $105.2 million for the prior year quarter. The $4.2 million decrease was a result of a decrease in interest income on investments of $2.6 million, a decrease in interest income on mortgage-related securities of $2.4 million, a decrease of $1.6 million in interest income on cash and cash equivalents, and a decrease in dividends on FHLB stock of $619 thousand, partially offset by an increase in interest income on loans receivable of $3.1 million.

Interest income on loans receivable for the quarter was $76.3 million compared to $73.2 million for the prior year quarter. The $3.1 million increase was primarily a result of an increase in the average balance of the loan portfolio between the two periods and an increase of 15 basis points in the weighted average yield of the loan portfolio to 5.74% for the current quarter. The increase in the weighted average yield can be attributed to ARM loans repricing to higher rates and loans originated at rates higher than the portfolio rate.

Interest income on mortgage-related securities for the quarter was $17.1 million compared to $19.5 million for the prior year quarter. The $2.4 million decrease in interest income was due to a decrease in the average balance which was partially offset by an increase in the average yield. The decrease in the average portfolio balance was due primarily to principal repayments that were not reinvested in mortgage-related securities during the past year as these proceeds were used, in part, to pay down FHLB advances. The weighted average yield of the mortgage-related securities portfolio increased by 25 basis points between the two periods as a result of adjustable-rate securities in the portfolio repricing to higher rates, and due to the purchase of mortgage-related securities with yields higher than that of the existing portfolio in the current quarter.

Interest income on investment securities for the quarter was $4.1 million compared to $6.7 million for the prior year quarter. The $2.6 million decrease in interest income was primarily a result of a decrease in the average balance of the portfolio and, to a lesser extent, a 43 basis point decrease in the weighted average portfolio yield to 4.22% for the current quarter. The decrease in the average balance was a result of maturities and calls which were not reinvested, in their entirety, into investment securities. The decrease in the weighted average yield of the portfolio was attributed to maturities and calls of securities with weighted average yields greater than that of the portfolio and reinvestments at lower rates because these securities had shorter terms to maturity than other investments made.

Interest income on cash and cash equivalents for the quarter was $1.4 million compared to $3.0 million for the prior year quarter. The $1.6 million decrease in interest income was primarily a result of a decrease in the average balance during the current quarter and an 83 basis point decrease in the average yield to 4.32% for the current quarter. The decrease in the average balance of cash and cash equivalents related primarily to the timing of the repayment of maturing FHLB advances. The decrease in the average yield was due to a decrease in short-term interest rates.

Interest expense on deposits for the current quarter was $38.0 million compared to $35.5 million for the prior year quarter. The $2.5 million increase in interest expense was primarily a result of an increase in the average rate paid on the certificate of deposit portfolio. The weighted average rate of the certificate of deposit portfolio for the current quarter was 4.79% compared to 4.40% for the prior year quarter. The Bank increased certificate rates in response to the general market trend for similar instruments in order to remain competitive in its markets. This was necessary, in part, because competing institutions, including several national financial institutions, have been slow to lower their rates on certificates of deposit due to an apparent need for increased liquidity.

Interest expense on FHLB advances for the current quarter was $34.2 million compared to $40.7 million for the prior year quarter. The $6.5 million decrease in interest expense was a result of a decrease in the average balance due to maturing advances that were not renewed, partially offset by an increase in the paying rate on the interest rate swaps for the majority of the quarter. The Bank terminated $575.0 million of the interest rate swaps in December 2007. During the current quarter, interest expense of $2.2 million was related to the interest rate swaps, compared to $3.4 million in the prior year quarter.

Interest expense on other borrowings was $2.2 million compared to $1.1 million in the prior year quarter. The $1.1 million increase was due to an increase in the average balance of other borrowings due to the Bank entering into repurchase agreements during the first quarter of fiscal year 2008. Additional information about the repurchase agreements is included under “Liquidity and Capital Resources.”

Total other income for the current quarter was $7.1 million compared to $6.4 million in the prior year quarter. The $696 thousand increase in other income was due primarily to an increase in BOLI income and to the receipt of $194 thousand in interest on an amended income tax return, partially offset by a decrease in other income, net. BOLI income was $621 thousand for the current quarter, compared to no income from BOLI in the prior year quarter. Other income, net decreased $178 thousand due primarily to a decrease in profit on sales of real estate owned.

Total other expenses for the current quarter increased $1.6 million to $19.4 million compared to $17.8 million in the prior year quarter. The increase was due primarily to an increase in other, net expenses of $796 thousand, salaries and employee benefits of $314 thousand, and occupancy expense of $287 thousand. The increase in other, net expenses was partially offset by a decrease in office supplies and related expense of $355 thousand due to a decrease in postage and stationary expense associated with conversion-related mailings in the first quarter of fiscal year 2007. The increase in other expense, net was due primarily to an increase in miscellaneous expense relative to a decrease in miscellaneous operating expenses in the prior year quarter which were individually insignificant, but in the aggregate resulted in an increase of $1.3 million when compared to the current year quarter. The increase in miscellaneous operating expenses was also due to an increase in a liability accrual related to a settlement of Visa, Inc. with American Express. The increase in salaries and employee benefits was due to increased payroll expense resulting from the hiring of new employees for existing vacant and new positions, filling positions held open during the previous year quarter prior to the core computer system conversion, and no capitalization of payroll expense in the current quarter compared to capitalization of $414 thousand of payroll expense in the prior year quarter. These increases were partially offset by a decrease in ESOP expense due to a decrease in the average price of CFFN common stock during the quarter. The increase in occupancy expense related primarily to an increase in depreciation of the core information technology assets of $523 thousand, partially offset by a $232 thousand decrease in software maintenance expense.

Income tax expense for the current quarter was $5.2 million compared to $6.4 million in the prior year quarter. The decrease in income tax expense was due to a decrease in earnings compared to the prior year quarter, and a decrease in the effective tax rate for the current quarter was 36.2%, compared to 38.6% for the prior year quarter. The decrease in the effective tax rate in the current quarter compared to the prior year quarter was a result of an increase in nontaxable income from municipal securities and BOLI.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended December 31, 2007 to the quarter ended December 31, 2006. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended December 31,
	2007 vs. 2006
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$1,009	$2,062	$3,071
Mortgage-related securities	(3,453)	1,059	(2,394)
Investment securities	(1,983)	(571)	(2,554)
Capital stock of FHLB	(506)	(113)	(619)
Cash equivalents	(1,213)	(429)	(1,642)
Total interest-earning assets	$(6,146)	$2,008	$(4,138)

Interest-bearing liabilities:
Savings(1)	$358	$850	$1,208
Checking	(4)	(29)	(33)
Money market	(133)	(379)	(512)
Certificates(1)	(534)	2,435	1,901
FHLB advances and other borrowings	(6,970)	1,468	(5,502)
Total interest-bearing liabilities	$(7,283)	$4,345	$(2,938)

Net change in net interest and dividend income	$1,137	$(2,337)	$(1,200)

(1) The increase in the volume and the rate in the savings accounts is related to the variable-rate retirement certificate of deposits that were reclassified to savings from certificates as the reclassified accounts did not have a stated maturity date as a result of changes required by the new core information technology processing system. The change in volume and rate on the savings accounts would have been a decrease of $5 thousand and an increase of $15 thousand, respectively, excluding the variable-rate retirement certificates reclassified to savings. The change in the volume and rate on the certificates would have been an increase of $955 thousand and an increase of $2.1 million, respectively, including the variable-rate retirement certificates reclassified to savings.

Comparison of Operating Results for the Three Months Ended December 31, 2007 and September 30, 2007

For the quarter ended December 31, 2007, the Company recognized net income of $9.1 million, compared to net income of $6.3 million for the quarter ended September 30, 2007. The $2.8 million increase in net income was primarily the result of a $2.5 million increase in net interest and dividend income and an increase in other income of $698 thousand, partially offset by an increase in income tax expense of $899 thousand.

Total interest and dividend income for the quarter was $101.0 million compared to $100.3 million for the quarter ended September 30, 2007. The $744 thousand increase was a result of an increase in interest income on loans receivable of $1.9 million and an increase in interest income on mortgage-related securities of $1.4 million, partially offset by a decrease in interest income on investment securities of $2.3 million, and a decrease in dividends on FHLB stock of $280 thousand.

Interest income on loans receivable for the current quarter was $76.3 million compared to $74.3 million for the quarter ended September 30, 2007. The $2.0 million increase in interest income was primarily a result of an 11 basis point increase in the average yield of the loan portfolio, and also to an increase in the average balance of loans receivable of $30.3 million. In addition, the amortization of net deferred fees increased income for the quarter by $490 thousand.

Interest income on mortgage-related securities for the current quarter was $17.1 million compared to $15.7 million for the quarter ended September 30, 2007. The $1.4 million increase was primarily a result of a 23 basis point increase in the average yield of the portfolio, and to a $53.0 million increase in the average balance of the portfolio.

Interest income on investment securities for the current quarter was $4.1 million compared to $6.4 million for the quarter ended September 30, 2007. The $2.3 million decrease was primarily a result of a decrease in the average balance of $171.5 million for the current quarter due to maturities and calls that were not reinvested in investment securities.

Interest income on cash and cash equivalents and FHLB stock remained relatively unchanged quarter over quarter.

Interest expense decreased $1.8 million to $74.4 million for the current quarter from $76.2 million for the quarter ended September 30, 2007. The decrease was due to a decrease in interest expense on FHLB advances of $2.7 million, partially offset by an increase in interest expense on other borrowings of $1.1 million. The decrease in interest expense on FHLB advances was primarily a result of a decrease in interest expense on the swapped FHLB advances due to the termination of certain interest rate swaps. The decrease was also attributed to $200.0 million of advances that matured in October which were not immediately renewed, partially offset by interest on $200.0 million of new advances taken in December. The increase in interest expense on other borrowings of $1.1 million was due to an increase in the average balance of other borrowings due to the Bank entering into repurchase agreements during the first quarter of fiscal year 2008. Additional information about the repurchase agreements is included under “Liquidity and Capital Resources.”

Total other income increased $698 thousand to $7.1 million for the current quarter compared to $6.4 million for the quarter ended September 30, 2007. The increase in other income was due primarily to an increase in BOLI income, the receipt of interest on an amended income tax return of $194 thousand, and to an increase in retail fees and charges, partially offset by a decrease in other income, net of $201 thousand. BOLI income was $621 thousand for the current quarter, compared to $27 thousand from BOLI in the prior quarter as a result of the current quarter being the first full quarter of earnings on the BOLI. Retail fees and charges increased $157 thousand primarily as a result of an increase in overdraft fees, ATM fees, and fee income from Visa check cards. The decrease in other income, net was primarily a result of a decrease in profit on the sale of real estate owned of $115 thousand (“REO”) due to lower volume and lower profit margin on REO sales.

Total other expenses for the current quarter were $19.5 million for the current quarter, compared to $19.9 million in the prior quarter. The $486 thousand decrease was attributed to a decrease in regulatory and outside services of $544 thousand, and a decrease of $293 thousand in advertising expense, offset by increases in salaries and employee benefits of $378 thousand and other, net expense of $237 thousand. The decrease in regulatory and outside services was due primarily to a decrease in consulting expense, attorney fees, and audit fees generally associated with the end of the fiscal year. The decrease in advertising expense was due to additional expense in the fourth quarter of fiscal year 2007 related to corporate sponsorships. The decrease in deposit and loan transaction costs was due primarily to the reclassification of certain expenses related to debit cards from deposit and loan transaction costs to office supplies and related expenses. The increase in salaries and employee benefits was due to fluctuations in employee benefits due primarily to accrual adjustments in the fourth quarter of fiscal year 2007.

Income tax expense for the current quarter was $5.2 million compared to $4.3 million for the quarter ended September 30, 2007. The increase in income tax expense was primarily due to an increase in earnings for the current quarter. The effective tax rate for the current quarter was 36.2% compared to 40.4% for the quarter ended September 30, 2007. The decrease in the effective tax rate in the current quarter compared to the prior year quarter was a result of an increase in nontaxable income from municipal securities and BOLI.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended December 31, 2007 to the quarter ended September 30, 2007. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year. The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended
	December 31, 2007 vs. September 30, 2007
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$433	$1,487	$1,920
Mortgage-related securities	588	849	1,437
Investment securities	(1,842)	(472)	(2,314)
Capital stock of FHLB	(116)	(164)	(280)
Cash and cash equivalents	187	(207)	(20)
Total interest-earning assets	$(750)	$1,493	$743

Interest-bearing liabilities:
Savings	$(46)	$(323)	$(369)
Checking	(3)	--	(3)
Money market	1	(278)	(277)
Certificates	276	240	516
FHLB advances and other borrowings	(637)	(1,014)	(1,651)
Total interest-bearing liabilities	$(409)	$(1,375)	$(1,784)

Net change in net interest and dividend income	$(341)	$2,868	$2,527

Liquidity and Capital Resources

Liquidity management is both a daily and long-term function of our business management. The Bank’s most available liquid assets, represented by cash and cash equivalents, available-for-sale mortgage-related and investment securities, and short-term investment securities, are a product of its operating, investing and financing activities. The Bank’s primary sources of funds are deposits, FHLB advances, other borrowings, repayments on and maturities of outstanding loans and mortgage-related securities, other short-term investments, and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and payments on short-term investments are relatively predictable sources of funds, deposit flows and prepayments on loans and mortgage-related securities are greatly influenced by general interest rates, economic conditions and competition and are less predictable sources of funds. To the extent possible, the Bank manages the cash flows of its portfolios by the rates it offers customers. Sources of funds are used primarily to meet ongoing operations, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments. At December 31, 2007, approximately $1.83 billion of the $2.53 billion in certificates of deposit were scheduled to mature within one year.  Based on past experience and our pricing strategy, we expect that a majority of these maturing deposits will renew, although no assurance can be given in this regard.

At December 31, 2007, cash and cash equivalents totaled $253.7 million. During the first quarter of fiscal year 2008, the Bank did not immediately renew $200.0 million of maturing FHLB advances, but took an additional $200.0 million of advances towards the end of the quarter. Subsequent to December 31, 2007, an additional $300.0 million of FHLB advances matured. Proceeds from the recent advances and a new $100.0 million advance were used to repay the maturing advances.

The Bank has used FHLB advances to provide funds for lending and investment activities. FHLB lending guidelines set borrowing limits as part of their underwriting standards. At December 31, 2007, the Bank’s ratio of the face amount of advances to total assets, as reported to the Office of Thrift Supervision (“OTS”), was 35%. Our advances are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to FHLB Topeka. Advances in excess of 40% of total assets, but not exceeding 55% of total assets, may be approved by the president of FHLB Topeka based upon a review of documentation supporting the use of the advances. Currently, the blanket pledge is sufficient collateral for our outstanding FHLB advances. It is possible that increases in our borrowings or decreases in our loan portfolio could require the Bank to pledge securities as collateral on the FHLB advances. The Bank’s policy allows borrowing from FHLB of up to 55% of total assets.

During the first quarter of fiscal year 2008, the Bank entered into repurchase agreements totaling $250.0 million. The agreements are treated as secured borrowings and are reported as a liability of the Company on a consolidated basis. $100.0 million of borrowings are scheduled to mature in fiscal year 2011, and $150.0 million are scheduled to mature in fiscal year 2012. The Bank has pledged securities with a market value of $290.7 million as collateral. At the maturity date of these borrowings, the pledged securities will be delivered to the Bank. The Bank may enter into additional repurchase agreements as management deems appropriate.

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

Despite the current challenging rate environment, it is management’s and the board of directors’ intention to continue to pay regular quarterly dividends of $0.50 per share for the foreseeable future. MHC, which owns a majority of the outstanding shares of CFFN common stock, generally waives its right to receive dividends paid on the common stock. See additional discussion and calculation of public shares in “Item 2, Management’s Discussion and Analysis - Stockholders’ Equity.” At December 31, 2007, CFFN, at the holding company level, had $106.3 million in cash and certificates of deposit at the Bank to be used to further the Company's general corporate and capital management strategies, which could include the payment of dividends.

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
The Company’s contractual obligations related to operating leases and debentures have not changed significantly from September 30, 2007. The following table summarizes our other contractual obligations as of December 31, 2007.

	Maturity Range
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
	(Dollars in thousands)

FHLB Advances	$2,746,000	$925,000	$1,745,000	$76,000	$--

Repurchase Agreements	$250,000	$--	$100,000	$150,000	$--

Certificates of Deposit	$2,527,237	$1,829,321	$632,326	$63,910	$1,680

Commitments to originate and
purchase mortgage loans	89,984	89,984	--	--	--

Commitments to fund unused home
equity lines of credit	269,039	269,039	--	--	--

Unadvanced portion of
construction loans	41,936	41,936	--	--	--

A percentage of commitments are expected to expire unfunded, so the amounts reflected above are not necessarily indicative of future liquidity requirements. Additionally, the Bank is not obligated to honor commitments to fund unused home equity lines of credit if a customer is delinquent or otherwise in violation of the loan agreement.

The maturity schedule for our certificate of deposit portfolio at December 31, 2007 is located under “Item 3. Quantitative and Qualitative Disclosure About Market Risk.”  We anticipate that we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

The following table presents the maturity of FHLB advances at par as of December 31, 2007. The balance of advances excludes the unrealized loss adjustment on the remaining swapped FHLB advance and the deferred gain on the terminated interest rate swaps. Management will continue to monitor the Bank’s investment opportunities and balance those opportunities with the cost of FHLB advances or other funding sources throughout fiscal year 2008.

		Actual rates	Effective
		without	rates with
Maturity by		interest rate	interest rate
Fiscal year	Amount	swaps	swaps
	(Dollars in thousands)
2008	$ 925,000	4.34%	4.67%
2009	620,000	4.27	4.27
2010(1)	925,000	5.57	5.57
2011	276,000	4.87	4.87
Total	$ 2,746,000	4.79%	4.90%

(1) The interest rate swaps hedged against a portion of these advances were terminated during the first quarter of fiscal year 2008. The effective rate with interest rate swaps includes the rate adjustment associated with the deferred gain related to the interest rate swap termination, which will be amortized as a rate adjustment over the remaining life of the related advances.

The following table presents the maturity of FHLB advances by quarter for calendar year 2008 as of December 31, 2007. As of December 31, 2007, the Bank had an interest rate swap agreement with a notional amount of $225.0 million that is scheduled to mature in May 2008.

		Weighted
		Average
Maturity by Quarter End	Amount	Rate
	(Dollars in thousands)
March 31, 2008	$ 300,000	3.84%
June 30, 2008	425,000	4.85
September 30, 2008	200,000	3.99
	$ 925,000	4.34%
In December 2003, management entered into interest rate swap agreements with an aggregate notional amount of $800.0 million to modify the Bank’s interest rate risk profile by hedging certain FHLB advances. In December 2007, management terminated interest rate swap agreements with an aggregate notional amount of $575.0 million due to favorable economic market conditions. The interest rate swaps were scheduled to mature in fiscal year 2010. The net position at the time of termination was a gain of $1.7 million which will be deferred and recorded as a yield adjustment to the related advances over the remaining term to maturity of the advances. The termination of the interest rate swap agreements will improve the interest rate profile of the Bank by extending the effective repricing frequency of the related advances from monthly to their stated maturity. See “Notes to Consolidated Financial Statements—Note 4.”

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims. In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company’s consolidated financial statements for the current interim or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards. Total equity for the Bank was $794.2 million at December 31, 2007, or 10.0% of total Bank assets on that date. As of December 31, 2007, the Bank exceeded all capital requirements of the OTS. The following table presents the Bank’s regulatory capital ratios at December 31, 2007 based upon regulatory guidelines.
		Regulatory
		Requirement
	Bank	For “Well
	Ratios	Capitalized” Status
Core capital	9.9%	5.0%
Tier I risk-based capital	22.9%	6.0%
Total risk-based capital	22.8%	10.0%

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company. Under OTS safe harbor regulations, the Bank may distribute to the Company capital not exceeding net income for the current calendar year and the prior two calendar years. Due to the impact refinancing the FHLB advances had on earnings in 2004, the Bank cannot distribute capital to the Company unless it receives waivers of the safe harbor regulation from the OTS during the current waiver period. It is likely a waiver will be necessary through December 31, 2008. Currently, the Bank has authorization from the OTS to distribute capital from the Bank to the Company through the quarter ending June 30, 2008. So long as the Bank continues to maintain excess capital, operate in a safe and sound manner, and comply with the interest rate risk management guidelines of the OTS, it is management’s belief that the Bank will continue to receive waivers allowing it to distribute the net income of the Bank to the Company, although no assurance can be given in this regard.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

For a complete discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s portfolios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” in the Company’s Annual Report to Stockholders for the year ended September 30, 2007, attached as Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

ALCO regularly reviews the interest rate risk exposure of the Bank by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and measuring the market value of portfolio equity (“MVPE”) at various dates. The MVPE is defined as the net of the present value of the cash flows of an institution’s existing assets, liabilities and off-balance sheet instruments. The present values are determined in alternative interest rate environments providing potential changes in MVPE under those alternative interest rate environments. The Bank’s analysis of its MVPE at December 31, 2007 indicates a decrease in its risk exposure as compared to September 30, 2007. The Bank’s analysis of the sensitivity of its net interest income to parallel changes in interest rates at December 31, 2007 indicates a significant decrease in sensitivity since September 30, 2007.

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

Percentage Change in Net Interest Income
	At
Change (in Basis Points)	December 31,	September 30,
in Interest Rates(1)	2007	2007
-200 bp	-6.88	16.72
-100 bp	1.63	14.53
0 bp	--	--
+100 bp	-2.77	-8.30
+200 bp	-9.31	-23.25
+300 bp	-16.56	-38.61

(1) Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

The primary reason for the decrease in estimated net interest income in the increasing rate environments is the anticipated increase in the cost of deposits in excess of the increases in yields in the loan and investment and mortgage-related securities portfolios. The increase in the cost of deposits is primarily a result of the relatively short average maturity of the Bank’s certificate of deposit portfolio. The increase in the cost of deposits is also due to anticipated increases in the cost of money market accounts. The improvement in the performance of net interest income in the rising interest rate scenarios compared to September 2007 can be attributed to the termination of $575 million of interest rate swaps that were hedging long-term FHLB advances. By terminating these interest rate swaps, $575 million of floating rate liabilities were converted to longer-term fixed-rate liabilities. This reduces the amount of liabilities that reprice in increasing rate environments. Changes in the rates on the mortgage loan and mortgage-related securities portfolios happen at a slower pace, compared to the interest-bearing liabilities, because only the amount of cash flow received on the repayment of these portfolios is reinvested at the higher rates. In addition, caps on adjustable-rate products limit the increase in rates in these assets when rates rise.

The increase in estimated net interest income if interest rates were to decrease 100 basis points is primarily the result of the immediate decrease in the cost of our deposits compared to a slower decrease in the yield on our interest-earning assets. This benefit to net interest income was reduced compared to September 2007 due to the termination of the interest rate swaps discussed above. In the down 200 interest rate shock the cashflow reinvested from the mortgage loan and mortgage-related securities portfolios more than offsets the initial benefit of lower deposit rates.

As a result of the flat or inverted yield curve during fiscal year 2007 and the relatively short term to reprice of our liabilities compared to our assets, the Bank experienced net interest margin compression during fiscal year 2007. The steeper yield curve at December 31, 2007 should benefit the net interest margin as the short-term liabilities will continue to reprice at lower interest rates while cashflows from the mortgage loan and mortgage-related securities portfolios can be reinvested at relatively higher rates, which should cause an increase in earnings.

The following table sets forth the estimated percentage change in MVPE at each period end presented based on the indicated instantaneous, parallel and permanent change in interest rates. The MVPE is defined as the net of the present value of the cash flows of an institution’s existing assets, liabilities and off-balance sheet instruments. The percentage change in each interest rate environment represents the difference between MVPE in the base case and MVPE in each alternative interest rate environment. The estimations of MVPE used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change, that any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented, and that different prepayment rates are used in each alternative interest rate environment. The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment. The table presents the effects of the change in interest rates on our assets and liabilities as they mature, repay or reprice, as shown by the change in the MVPE in changing interest rate environments.
Percentage Change in MVPE
	At
Change (in Basis Points)	December 31,	September 30,
in Interest Rates(1)	2007	2007
-200 bp	-6.15	1.12
-100 bp	2.27	5.37
0 bp	--	--
+100 bp	-11.35	-13.99
+200 bp	-27.06	-32.14
+300 bp	-44.47	-52.52

(1) Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

Changes in the estimated market values of our financial assets and liabilities drive changes in estimates of MVPE. The market value of shorter term-to-maturity financial instruments is less sensitive to changes in interest rates than the market value of longer term-to-maturity financial instruments. Because of this, our certificates of deposit (which have relatively short average lives) tend to display less sensitivity to changes in interest rates than do our mortgage-related assets (which have relatively long average lives). However, the average life expected on our mortgage-related assets varies under different interest rate environments because customers have the ability to prepay their mortgage loans. Prepayment assumptions change on mortgage-related assets under various interest rate environments because many customers with mortgage debt look to attain financing at the lowest cost available. Generally, there is no penalty to prepay a mortgage loan we have originated or purchased. If rates decrease, the customer has an economic incentive to lower the cost of their mortgage (through a lower interest rate) with only the fees associated with the new mortgage or loan modification to attain the lower cost mortgage. In a decreasing rate environment, prepayments increase and the average life of a mortgage shortens compared to higher rate environments. When interest rates increase, the economic incentive for customers to modify their mortgage debt is reduced, resulting in lower prepayment assumptions and longer average lives. Holders of certificates of deposit have the ability to modify the terms of their deposits by withdrawing before maturity the balance in their account. Generally a penalty is assessed for early withdrawal. In a decreasing rate environment the economic incentive to the depositor probably does not exist because the rate on the new account would likely be lower than they are currently receiving. Given the short term nature of our certificates of deposit, in an increasing rate environment customers will likely wait until maturity to change the terms of their deposit, which would result in no change to the expected lives of our certificates of deposit in a rising rate environment. These characteristics of financial assets and liabilities result in a decrease in the estimated value of the Bank’s MVPE in rising rate environments.

The Bank’s measure of its MVPE sensitivity to decreasing interest rates indicates a positive change at December 31, 2007 for the down 100 basis point scenario. The increase in MVPE if interest rates drop 100 basis points is primarily driven by the continued short-term nature of our liabilities compared to the shortening in the expected lives of our assets, compared to the base case rate scenario, as a result of an assumed increase in prepayment speeds on mortgage-related assets, primarily our fixed-rate loan portfolio. Given the current composition of our loan portfolio and the current interest rate environment, it is likely that many of our customers would be economically enticed to refinance or modify their mortgage loans with a 100 basis point decline in rates compared to the base case scenario. The Bank’s MVPE is negatively impacted in the down 200 basis point environment. This is caused by the significant increase in the projected cash flows from mortgage prepayments, refinances or modifications of loans to market rates lower than anticipated in the above analysis such that the lives of the assets would be shorter than the liabilities. The higher prepayment assumptions shorten the expected average lives on our fixed-rate assets thereby decreasing the sensitivity of the present value of their cash flows to changes in interest rates, while the expected average lives of our liabilities remains largely unchanged. The decrease in the percentage change in MVPE in the falling rate environment from September 30, 2007 was caused by the termination of $575 million of interest rate swaps, discussed above, that reduced the amount of liabilities that will reprice in this interest rate scenario.

The Bank’s MVPE declines in rising interest rate environments. As rates increase, the estimated fair values of the liabilities with short average lives do not respond to rates in the same manner as the longer maturity assets, such as our fixed-rate loans, which have longer average lives. The prepayment assumptions on the fixed-rate loans in particular, and all loans in general, anticipate prepayment rates in the increasing rate environments that would likely only be realized through normal changes in customers lives, such as divorce, death, job-related relocations, and other life changing events. The lower prepayment assumptions extend the expected average lives on these assets thereby increasing their sensitivity to changes in interest rates. The net effect of these characteristics of short-lived liabilities and long-lived assets is to increase the sensitivity of the Bank to changes in interest rates the more rates increase. The sensitivity of the Bank’s MVPE decreased from September 30, 2007 due primarily to the termination of interest rate swaps discussed above.

Gap Table: The following gap table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2007, based on the information and assumptions set forth in the notes below. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels likely would deviate significantly from those assumed in calculating the gap table.

December 31, 2007
	Within Three Months	Three Months To One Year	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total

Interest-earning assets:			(Dollars in	thousands)
Loans receivable(1)(2):
Mortgage loans:
Fixed	$ 148,190	$ 730,815	$ 1,562,347	$ 586,069	$ 402,789	$ 3,430,210
Adjustable	112,818	690,469	787,247	104,383	2,227	1,697,144
Other loans	134,144	5,180	12,025	7,868	59,600	218,817
Securities:
Non-mortgage(3)	235,916	216,927	14,810	3,491	28,802	499,946
Mortgage-related securities(4)	222,307	662,421	432,228	162,992	123,965	1,603,913
Other interest-earning assets	201,147	--	--	--	--	201,147
Total interest-earning assets	1,054,522	2,305,812	2,808,657	864,803	617,383	7,651,177

Interest-bearing liabilities:
Deposits:
Savings (5)	132,282	6,364	14,984	11,859	64,373	$ 229,862
Checking (5)	9,456	33,425	71,647	65,027	233,794	413,349
Money market (5)	36,727	101,544	186,336	107,610	378,785	811,002
Certificates	506,283	1,323,039	632,326	63,910	1,678	2,527,236
Borrowings (6)	578,609	400,000	1,845,000	226,000	--	3,049,609
Total interest-bearing liabilities	1,263,357	1,864,372	2,750,293	474,406	678,630	7,031,058

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$ (208,835)	$ 441,440	$ 58,364	$ 390,397	$ (61,247)	$ 620,119

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$ (208,835)	$ 232,605	$ 290,969	$ 681,366	$ 620,119

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total assets at December 31, 2007	(2.63)%	2.93%	3.66%	8.58%	7.80%

Cumulative one-year gap at September 30, 2007		(11.57)%

Cumulative one-year gap at September 30, 2006		(13.62)%

(1) Adjustable-rate loans are included in the period in which the rate is next scheduled to adjust or in the period in which repayments are expected to occur prior to their next rate adjustment, rather than in the period in which the loans are due. Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.
(2) Balances have been reduced for non-performing loans, which totaled $10.2 million at December 31, 2007.
(3) Based on contractual maturities, or terms to call date or pre-refunding dates as of December 31, 2007, and excludes the unrealized gain adjustment of $99 thousand on AFS investment securities.
(4) Reflects estimated prepayments of mortgage-related securities in our portfolio, and excludes the unrealized gain adjustment of $5.0 million on AFS mortgage-related securities.
(5) Although our checking, savings and money market accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities. The decay rates (the assumed rate at which the balance of existing accounts would decline) used on these accounts are based on assumptions developed based upon our actual experience with these accounts. If all of our checking, savings and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $901.8 million, for a cumulative one-year gap of (11.35)% of total assets.
(6) Borrowings exclude the $1.1 million unrealized loss adjustment on the swapped FHLB advances, $1.6 million deferred gain on the terminated FHLB advances and $71 thousand of capitalized debt issuance costs on other borrowings.

The decrease in the one-year gap from September 30, 2007 to December 31, 2007 occurred for two reasons. The first was a reduction of liabilities repricing in the upcoming year that was caused by the termination of $575 million of interest rate swaps hedging FHLB advances. These interest rate swaps effectively converted long-term fixed-rate advances to adjustable-rate advances that repriced monthly. Once the swaps were terminated the advances became long-term fixed-rate liabilities that will not reprice in the upcoming year. The second reason for the reduction in the one-year gap was the decrease in interest rates. This decrease is expected to cause a significant increase in the projected cash flows in the upcoming year from mortgage prepayments, refinances or modifications of loans to lower market rates. This results in shorter average lives and quicker repricing of assets than the September 30, 2007 projections.

Changes in portfolio composition.  The following table presents the distribution of our investment and mortgage-related securities portfolios, at cost, at the dates indicated. Overall, fixed-rate securities comprised 62.1% of these portfolios at December 31, 2007 compared to 59.7% at September 30, 2007. The WAL is the estimated remaining maturity of the underlying collateral after projected prepayment speeds have been applied. The increase in the WAL between September 30, 2007 and December 31, 2007 was due largely to purchasing new securities and reinvesting principal cash flows into securities with longer WAL. The increase in the yield between September 30, 2007 and December 31, 2007 is a result of adjustable-rate mortgage-related securities repricing upward and to the purchase of securities with yields greater than that of the overall portfolio yield.

	December 31, 2007			September 30, 2007			June 30, 2007
	Balance	WAL	Yield	Balance	WAL	Yield	Balance	WAL	Yield
	(Dollars in thousands)
Fixed-rate investments:
Agency bonds	$460,997	0.28	4.18%	$501,057	1.51	4.56%	$655,940	1.59	4.70%
Mortgage-related securities, at cost	806,285	4.12	4.79	632,142	4.15	4.68	587,263	6.49	4.55
Municipal bonds	38,949	7.06	3.66	23,018	5.06	3.69	17,249	6.21	3.66
Total fixed-rate investments	1,306,231	2.85	4.54	1,156,217	3.02	4.61	1,260,452	3.94	4.62

Adjustable-rate investments:
Mortgage-related securities, at cost	797,628	4.71	4.53	780,147	3.95	4.29	879,250	3.81	4.13
Total adjustable-rate investments	797,628	4.71	4.53	780,147	3.95	4.29	879,250	3.81	4.13
Total investment portfolio, at cost	$2,103,859	3.56	4.54%	$1,936,364	3.40	4.48%	$2,139,702	3.88	4.42%

The certificate of deposit portfolio increased $26.0 million from September 30, 2007 to December 31, 2007 and the average cost of the portfolio stayed the same between the two reporting dates. Certificates maturing in one year or less at December 31, 2007 were $1.83 billion with an average cost of 4.83%. The following table presents the maturity of certificates of deposit at the dates indicated.

	December 31, 2007		September 30, 2007		June 30, 2007		March 31, 2007
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Certificates maturing within:
0 to 3 months	$506,282	4.74%	$358,141	4.55%	$360,011	4.42%	$442,706	4.40%
3 to 6 months	573,343	4.87	507,072	4.77	358,352	4.63	357,839	4.41
6 months to one year	749,696	4.86	881,810	4.88	921,104	4.81	753,490	4.68
One year to two years	357,331	4.45	400,859	4.66	580,902	4.85	680,400	4.81
After two years	340,584	4.81	353,366	4.85	260,821	4.69	259,855	4.62
Total certificates	$2,527,236	4.77%	$2,501,248	4.77%	$2,481,190	4.72%	$2,494,290	4.62%

Average maturity (in years)	0.90		0.95		0.95		0.97

Item 4. Controls and Procedures
John B. Dicus, the Company’s President and Chief Executive Officer, and Kent G. Townsend, the Company’s Executive Vice President and Chief Financial Officer, have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, the “Act”) as of December 31, 2007. Based upon their evaluation, they have concluded that as of December 31, 2007, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting as defined by Rule 13a-15(d) of the Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II -   OTHER INFORMATION

Item 1.  Legal Proceedings
We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 1A. Risk Factors
A decline in local and national real estate markets may impact our operations and/or financial condition. There has been a slowdown in the housing market, both nationally and locally, as evidenced by reports of reduced levels of new and existing home sales, increasing inventories of houses on the market, stagnant to declining property values, and an increase in the length of time houses remain on the market. No assurance can be given that these conditions will not continue or worsen. If these conditions do continue or worsen, they may result in a decrease in our interest income or an adverse impact on our loan losses.

There have been no other material changes to our risk factors since September 30, 2007. For a summary of other risk factors relevant to our operations, see Part I, Item 1A in our 2007 Annual Report on Form 10-K.

<Index>
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
There was no activity during the quarter.

See “Liquidity and Capital Resources - Capital” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the OTS restrictions on dividends from the Bank to the Company.

The following table summarizes our share repurchase activity during the three months ended December 31, 2007 and additional information regarding our share repurchase program. Our current repurchase plan of 500,000 shares was announced on May 26, 2006. The plan has no expiration date and had 187,931 shares remaining as of December 31, 2007. The Company intends to repurchase shares from time to time, depending on market conditions, at prevailing market prices in open-market and other transactions. The shares would be held as treasury stock for general corporate use.

	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased as	of Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plan
October 1, 2007 through
October 31, 2007	--	--	--	411,473
November 1, 2007 through
November 30, 2007	106,045	32.68	106,045	305,428
December 1, 2007 through
December 31, 2007	117,497	32.16	117,497	187,931
Total	223,542	$ 32.41	223,542	187,931

<Index>
Item 3.  Defaults Upon Senior Securities
Not applicable.

<Index>

Item 4.  Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Stockholders for the fiscal year ended September 30, 2007, held January 9, 2008, two matters were presented to stockholders. Stockholders elected Michael T. McCoy, M.D., Jeffrey M. Johnson, and Marilyn S. Ward to three-year terms as directors. Stockholders also ratified the appointment of Deloitte & Touche, LLP as auditors for the fiscal year ending September 30, 2008. The votes cast as to each matter are set forth below:

	Number of Votes
				Broker
	For	Against	Abstain	Non-Votes
Proposal 1.
Election of the following directors for the terms
indicated:
Michael T. McCoy, M.D. (three years)	72,987,527	285,414	--	--
Jeffrey M. Johnson (three years)	72,984,243	288,698	--	--
Marilyn S. Ward (three years)	73,010,477	262,464

The following directors had their term of office
continue after the meeting:
B.B. Andersen
John B. Dicus
John C. Dicus
Jeffrey R. Thompson

Proposal 2.
Ratification of Deloitte & Touche LLP	73,021,413	160,152	91,374	--
as auditors.

<Index>
Item 5.  Other Information
Not applicable.

<Index>
Item 6.  Exhibits
See Index to Exhibits.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL

Date:   February 4, 2008                                      By: /s/ John B. Dicus
                                                                                      John B. Dicus, President and
                                                                                      Chief Executive Officer

Date:   February 4, 2008                                     By: /s/ Kent G. Townsend
                                                                                      Kent G. Townsend, Executive Vice President and
                                                                                      Chief Financial Officer

<Index>

INDEX TO EXHIBITS
Exhibit Number	Document
2.0	Plan of Reorganization and Stock Issuance Plan*
3(i)	Federal Stock Charter of Capitol Federal Financial*
3(ii)	Bylaws of Capitol Federal Financial filed on November 29, 2007 as Exhibit 3(ii) to the Annual Report on Form 10-K and incorporated herein by reference
4(i)	Form of Stock Certificate of Capitol Federal Financial*
4(ii)	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, the instruments defining the rights of the holders of the Registrant’s long-term debt.
10.1(i)	Registrant’s Thrift Plan filed on November 29, 2007 as Exhibit 10.1(i) to the Annual Report on Form 10-K and incorporated herein by reference
10.1(ii)	Registrant’s Stock Ownership Plan filed on November 29, 2007 as Exhibit 10.1(ii) to the Annual Report on Form 10-K and incorporated herein by reference
10.2	Registrant’s 2000 Stock Option and Incentive Plan (the “Stock Option Plan”) filed on April 13,
2000 as Appendix A to Registrant’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference
10.3	Registrant’s 2000 Recognition and Retention Plan (the “RRP”) filed on April 13, 2000 as
Appendix B to Registrant’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference
10.4	Capitol Federal Financial Deferred Incentive Bonus Plan filed on December 14, 2006 as Exhibit 10.4 to the Annual Report on Form 10-K and incorporated herein by reference
10.5	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q and incorporated herein by reference
10.6	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4,
2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q and incorporated herein by reference
10.7	Form of Restricted Stock Agreement under the RRP filed on February 4, 2005 as Exhibit 10.7 to the
December 31, 2004 Form 10-Q and incorporated herein by reference
10.8	Description of Named Executive Officer Salary and Bonus Arrangements filed on November 29,
2007 as Exhibit 10.8 to the Annual Report on Form 10-K and incorporated herein by reference
10.9	Description of Director Fee Arrangements filed on February 5, 2007 as Exhibit 10.9 to the December 31, 2006 Form 10-Q and incorporated herein by reference
10.10	Short-term Performance Plan filed on December 14, 2005 as Exhibit 10.10 to the Annual
Report on Form 10-K for the fiscal year ended September 30, 2005 and incorporated herein by reference
11	Statement re: computation of earnings per share**
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President and Chief Financial Officer
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President and Chief Financial Officer

 *Incorporated by reference from Capitol Federal Financial’s Registration Statement on Form S-1 (File No. 333-68363) filed on February 11, 2000, as amended and declared effective on the same date.
  **No statement is provided because the computation of per share earnings on both a basic and fully diluted basis can be clearly determined from the Financial Statements included in this report.