Form 10-Q
period 2008-03-31
CAPITOL FEDERAL FINANCIAL
filed 2008-05-05
CIK 1074433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________

Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

                                                                                                 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-25391
_________________

Capitol Federal Financial
(Exact name of registrant as specified in its charter)

                                                                                                            United States                                                     48-121214
                                                                                          (State or other jurisdiction of incorporation                                (I.R.S. Employer
      or organization)                                                            Identification No.)

  700 Kansas Avenue, Topeka, Kansas                  66603
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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

          As of April 28, 2008, there were 74,064,059 shares of Capitol Federal Financial Common Stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data and amounts)
	March 31,	September 30,
	2008	2007
ASSETS:	(Unaudited)
Cash and cash equivalents	$264,501	$162,791
Investment securities:
Available-for-sale ("AFS") at market (amortized cost of $2,696 and $102,331)	2,786	102,424
Held-to-maturity ("HTM") at cost (market value of $86,718 and $418,940)	85,811	421,744
Mortgage-related securities:
AFS, at market (amortized cost of $1,164,810 and $400,705)	1,174,699	402,686
HTM, at cost (market value of $904,250 and $995,415)	902,067	1,011,585
Loans receivable held-for-sale, net	866	2,184
Loans receivable, net	5,292,866	5,291,426
Mortgage servicing rights ("MSR")	4,734	5,606
Bank-owned life insurance ("BOLI")	51,260	50,027
Capital stock of Federal Home Loan Bank ("FHLB"), at cost	129,170	139,661
Accrued interest receivable	31,538	35,869
Premises and equipment, net	25,512	26,610
Real estate owned, net	2,764	2,097
Income taxes receivable	--	6,620
Deferred income tax assets, net	--	543
Other assets	66,088	15,657
TOTAL ASSETS	$8,034,662	$7,677,530

LIABILITIES:
Deposits	$4,020,966	$3,922,782
Advances from FHLB	2,547,588	2,732,183
Other borrowings, net	453,552	53,524
Advance payments by borrowers for taxes and insurance	44,909	51,397
Income taxes payable	3,718	--
Deferred income tax liabilities, net	4,818	--
Accounts payable and accrued expenses	90,005	50,013
Total liabilities	7,165,556	6,809,899

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 shares authorized, 91,512,287
shares issued; 74,063,559 and 74,258,977 shares outstanding	915	915
as of March 31, 2008 and September 30, 2007, respectively
Additional paid-in capital	441,834	438,964
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(11,090)	(12,098)
Unearned compensation, Recognition and Retention Plan ("RRP")	(725)	(630)
Retained earnings	749,927	750,186
Accumulated other comprehensive gain	6,215	1,287
Less shares held in treasury (17,448,728 and 17,253,310 shares as of
March 31, 2008 and September 30, 2007, at cost)	(317,970)	(310,993)
Total stockholders' equity	869,106	867,631

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,034,662	$7,677,530
See accompanying notes to consolidated interim financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)
(Dollars and share counts in thousands except per share data and amounts)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
INTEREST AND DIVIDEND INCOME:
Loans receivable	$75,276	$73,990	$151,539	$147,182
Mortgage-related securities	20,246	17,317	37,373	36,838
Investment securities	3,061	9,262	7,191	15,946
Capital stock of FHLB	1,864	2,544	3,944	5,243
Cash and cash equivalents	1,369	1,460	2,797	4,530
Total interest and dividend income	101,816	104,573	202,844	209,739

INTEREST EXPENSE:
Deposits	35,145	36,267	73,178	71,736
FHLB advances	31,796	38,508	65,957	79,249
Other borrowings	3,873	1,101	6,080	2,230
Total interest expense	70,814	75,876	145,215	153,215

NET INTEREST AND DIVIDEND INCOME	31,002	28,697	57,629	56,524

PROVISION (RECOVERY) FOR LOAN LOSSES	119	55	119	(225)

NET INTEREST AND DIVIDEND INCOME AFTER
PROVISION (RECOVERY) FOR LOAN LOSSES	30,883	28,642	57,510	56,749

OTHER INCOME:
Retail fees and charges	4,095	3,588	8,584	8,076
Income from BOLI	612	--	1,233	--
Loan fees	581	551	1,179	1,212
Insurance commissions	697	512	1,175	954
Gains on securities and loans receivable, net	180	64	257	57
Other, net	1,817	760	2,665	1,592
Total other income	7,982	5,475	15,093	11,891

OTHER EXPENSES:
Salaries and employee benefits	10,273	10,373	20,708	20,494
Occupancy of premises	3,477	3,529	6,634	6,399
Regulatory and other services	1,459	1,490	3,078	3,133
Deposit and loan transaction fees	1,216	950	2,571	2,000
Advertising	1,386	1,223	2,217	2,112
Other, net	3,096	2,499	5,150	3,758
Total other expenses	20,907	20,064	40,358	37,896
INCOME BEFORE INCOME TAX EXPENSE	17,958	14,053	32,245	30,744
INCOME TAX EXPENSE	6,231	5,597	11,405	12,037
NET INCOME	$11,727	$8,456	$20,840	$18,707

Basic earnings per common share	$0.16	$0.12	$0.29	$0.26
Diluted earnings per common share	$0.16	$0.12	$0.29	$0.26
Dividends declared per public share	$0.50	$0.50	$1.00	$1.09

Basic weighted average common shares	72,875	72,812	72,916	72,718
Diluted weighted average common shares	72,929	72,955	72,973	72,895

See accompanying notes to consolidated interim financial statements.

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands except per share data and amounts)

						Accumulated
		Additional	Unearned	Unearned		Other
	Common	Paid-In	Compensation	Compensation	Retained	Comprehensive	Treasury
	Stock	Capital	(ESOP)	(RRP)	Earnings	Gain	Stock	Total

Balance at October 1, 2007	$915	$438,964	$(12,098)	$(630)	$750,186	$1,287	$(310,993)	$867,631
Cumulative effect of Financial Accounting Standards Board
Interpretation No. 48 adoption					(339)			(339)
Balance at October 1, 2007	$915	$438,964	$(12,098)	$(630)	$749,847	$1,287	$(310,993)	$867,292
Comprehensive income:
Net income					20,840			20,840
Changes in unrealized gains on
mortgage-related and investment
securities AFS, net of deferred
income taxes of $3.0 million						4,928		4,928
Total comprehensive income								25,768

Tax benefit of market value change
in vested RRP shares		10						10
Common stock committed to be
released for allocation - ESOP		2,345	1,008					3,353
Acquisition of treasury stock							(7,245)	(7,245)
Stock options exercised		99					172	271
Treasury stock activity related to RRP, net		216		(322)			96	(10)
Amortization of unearned compensation - RRP				227				227
Stock based compensation expense		200						200
Dividends on common stock to public
stockholders ($1.00 per public share)					(20,760)			(20,760)
Balance at March 31, 2008	$915	$441,834	$(11,090)	$(725)	$749,927	$6,215	$(317,970)	$869,106

See accompanying notes to consolidated interim financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the Six Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,840	$18,707
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(3,944)	(5,243)
Provision (Recovery) for loan losses	119	(225)
Originations of loans receivable held-for-sale	(15,034)	(1,667)
Proceeds from sales of loans receivable held-for-sale	16,409	2,910
MSR activity, net	872	613
Amortization and accretion of premiums and discounts on mortgage-
related and investment securities	283	(551)
Principal collected on trading securities	--	7,729
Proceeds from sale of trading securities	--	389,209
Increase in cash surrender value of BOLI	(1,233)	--
Depreciation and amortization of premises and equipment	2,537	2,023
Amortization of deferred debt issuance costs	28	28
Deferred gain on termination of interest rate swap, net of amortization	1,457	--
Common stock committed to be released for allocation - ESOP	3,353	3,833
Stock based compensation - stock options and RRP	427	357
Other, net	(246)	(337)
Changes in:
Accrued interest receivable	4,331	320
Other assets	(431)	(707)
Income taxes payable/receivable	12,392	8,900
Accounts payable and accrued expenses	(2,063)	2,828
Net cash provided by operating activities	40,097	428,727

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities or calls of investment securities AFS	99,782	60,000
Purchases of investment securities AFS	--	(1,520)
Proceeds from maturities or calls of investment securities HTM	510,108	226,500
Purchases of investment securities HTM	(173,843)	(626,388)
Principal collected on mortgage-related securities AFS	102,075	108,407
Purchases of mortgage-related securities AFS	(810,881)	(19,912)
Proceeds from sale of mortgage-related securities AFS	--	15,237
Principal collected on mortgage-related securities HTM	112,850	116,655
Purchases of mortgage-related securities HTM	(3,389)	(134,878)
Proceeds from the redemption of capital stock of FHLB	27,361	13,029
Purchases of capital stock of FHLB	(12,926)	--
Loan originations, net of principal collected	(29,903)	(40,738)
Loan purchases, net of principal collected	25,459	44,518
Net deferred fee activity	235	(54)
Purchases of premises and equipment, net	(1,445)	(3,871)
Proceeds from sales of real estate owned, net	2,168	2,694
Net cash used in investing activities	(152,349)	(240,321)

(Continued)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(20,760)	(22,316)
Dividends in excess of debt service cost of ESOP, net	--	669
Deposits, net of withdrawals	98,184	102,435
Proceeds from advances/line of credit from FHLB	300,000	--
Repayments on advances/line of credit from FHLB	(500,000)	(200,000)
Proceeds from repurchase agreements	350,000	--
Change in advance payments by borrowers for taxes and insurance	(6,488)	(14,476)
Acquisitions of treasury stock	(7,245)	(1,516)
Stock options exercised	232	3,264
Excess tax benefits from stock options	39	2,478
Net cash provided by (used in) financing activities	213,962	(129,462)

NET INCREASE IN CASH AND CASH EQUIVALENTS	101,710	58,944
CASH AND CASH EQUIVALENTS:
Beginning of period	162,791	183,242
End of period	$264,501	$242,186

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments, net of refunds	$410	$711
Interest payments, net of interest credited to deposits	$70,979	$78,920

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Loans transferred to real estate owned	$2,804	$1,915

Purchase of mortgage-related securities that will settle in a subsequent period	$56,003	$--

Repurchase agreements that will settle in a subsequent period	$(50,000)	$--

Market value change related to fair value hedge:
Interest rate swaps hedging FHLB advances	$(13,948)	$(6,268)

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

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2008 (1) (2)	2007 (3) (4)	2008 (1)(2)	2007 (3) (4)
(Dollars in thousands, except per share amounts)
Net income	$11,727	$8,456	$20,840	$18,707

Average common shares outstanding	72,824,366	72,760,899	72,890,074	72,692,770
Average committed ESOP shares outstanding	50,964	50,970	25,618	25,482
Total basic average common shares outstanding	72,875,330	72,811,869	72,915,692	72,718,252

Effect of dilutive RRP shares	2,663	5,173	4,457	6,547
Effect of dilutive stock options	50,953	138,109	53,100	169,829

Total diluted average common shares outstanding	72,928,946	72,955,151	72,973,249	72,894,628

Net earnings per share:
Basic	$0.16	$0.12	$0.29	$0.26
Diluted	$0.16	$0.12	$0.29	$0.26

(1) Options to purchase 217,800 shares of common stock at prices between $32.13 per share and $38.77 were outstanding as of March 31, 2008, but were not included in the computation of diluted earnings per share (“EPS”) because they were anti-dilutive for the three and six months ended March 31, 2008.

(2) At March 31, 2008, there were 6,000 unvested RRP shares at $32.30 per share that were excluded from the computation of diluted EPS because they were anti-dilutive for the three months and the six months ended March 31, 2008.

(3) Options to purchase 34,000 shares of common stock at $38.77 per share were outstanding as of March 31, 2007, but were not included in the computation of diluted EPS because they were anti-dilutive for the three months and the six months ended March 31, 2007.

(4) At March 31, 2007, there were 4,000 unvested RRP shares at $38.76 per share that were excluded from the computation of diluted EPS because they were anti-dilutive for the three months and the six months ended March 31, 2007.

3.   Recent Accounting Pronouncements

In November 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB 109 supersedes SAB 105, “Miscellaneous Accounting – Loan Commitments Accounted for as Derivative Instruments.”  SAB 109 requires a company to include the value of the MSR asset in the estimated fair value of the commitments on loans to be sold.  SAB 105 had stated that this treatment was inappropriate.  The new guidance should be applied prospectively to commitments accounted for at fair value that are issued or modified in fiscal quarters beginning after December 15, 2007, which for the Company was January 1, 2008.  The adoption of SAB 109 did not have a material impact on the Company’s financial statements.

In December 2007, the SEC codified SAB 110 as part of SAB Topic 14.D.2, “Share-Based Payment: Certain Assumptions Used in Valuation Methods – Expected Term.”  SAB 110 permits companies, under certain circumstances, to continue to use the simplified method when calculating the expected term of “plain vanilla” share options. Originally, the simplified method was due to expire on December 31, 2007.  A company may use the simplified method if it concludes that it is not reasonable to base its estimate of expected term on its experience with exercising historical share options.  SAB 110 was effective for the Company on January 1, 2008.  Management determined there was sufficient history of stock option exercises to develop an expected term based on historical experience so the simplified method will no longer be used to calculate expected term when stock options are granted.  The adoption of SAB 110 did not have a material impact on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 141(R) “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  These statements change the way companies account for business combinations and noncontrolling interests (minority interests in current GAAP) and continue the FASB’s push toward more fair value in financial statements.  These Statements should both be applied prospectively for fiscal years beginning on or after December 15, 2008, which for the Company is October 1, 2009.  However, Statement No. 160 requires entities to apply the presentation and disclosure requirements retrospectively to comparative financial statements, if presented.  Both Statements prohibit early adoption.  Management is assessing the impact of the adoption of FASB Statements No. 141(R) and No. 160.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FAS 133 (FAS 161)”.  SFAS 161 requires an entity with derivatives to describe how and why it uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations, and how derivative instruments and related hedged items affect the entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for the Company for the fiscal year beginning October 1, 2009.  The Company's adoption of SFAS 161 is not expected to have a material impact on its financial condition or results of operations.

4. Interest Rate Swaps
During the quarter ended December 31, 2007, management terminated interest rate swaps with a notional amount of $575.0 million that were scheduled to mature during fiscal year 2010.  As a result of the termination, the Bank received cash proceeds and recorded a deferred gain of $1.7 million.  The gain will be amortized to interest expense on FHLB advances over the remaining life of the FHLB advances that were originally hedged by the terminated interest rate swap agreements.  As of March 31, 2008, the Bank had one remaining interest rate swap agreement with a notional amount of $225.0 million that is scheduled to mature in May 2008.

5. Income Taxes
The Company adopted FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” on October 1, 2007.  The interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The interpretation prescribes a process by which the likelihood of a tax position is gauged based upon the technical merits of the position, and then a subsequent measurement relates the maximum benefit and the degree of likelihood to determine the amount of benefit to recognize in the financial statements.

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

As of March 31, 2008, the Company had a total of $3.2 million of unrecognized tax benefits, which included accrued penalties and interest of $490 thousand.  Estimated penalties and interest of $7 thousand are included in income tax expense in the consolidated statements of income.  Included in Other income in the consolidated statements of income is $194 thousand of interest income related to a tax refund on our amended September 30, 2005 federal tax return.  We do not expect a material change in unrecognized tax benefits within the next twelve months.

We file income tax returns in the U.S. federal jurisdiction and the states of Kansas and Missouri.  In many cases, uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.  With few exceptions, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before fiscal year 2005.

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

•	the willingness of users to substitute competitors’ products and services for our products and services;
•	our success in gaining regulatory approval of our products and services, when required;
•	the impact of changes in laws and regulations affecting financial institutions
•	technological changes;
•	acquisitions and dispositions;
•	changes in consumer spending and saving habits; and
•	our success at managing the risks involved in our business.

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

Our principal business consists of attracting deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences.  We also originate consumer loans, loans secured by first mortgages on nonowner-occupied one- to four-family residences, permanent and construction loans secured by one- to four-family residences, commercial real estate loans, and multi-family real estate loans.  While our primary business is the origination of one- to four-family mortgage loans funded through retail deposits, we also purchase whole loans and invest in certain investment and mortgage-related securities using FHLB advances and repurchase agreements as additional funding sources.

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

During the second quarter of fiscal year 2008, housing and financial markets remained under stress, and credit quality continued to be of concern to lenders.  The Federal Open Market Committee of the Federal Reserve (“FOMC”) lowered the overnight lending rate 200 basis points, from 4.25% to 2.25%, citing a continued bleak outlook for economic activity as the primary motivation for the move.  The decreases in the overnight lending rate, along with new lending facilities offered to primary dealers, were intended to increase liquidity throughout the economy.   The Bank’s liquidity position remains relatively unchanged from previous periods; see “Management’s Discussion and Analysis--Liquidity and Capital Resources.”

The credit quality of the Bank’s loan portfolio remains excellent, despite a slight increase in delinquent and non-performing loans since the previous fiscal year end, and a small addition to our allowance for loan losses.  Our credit underwriting standards have been structured to limit our exposure to the types of loans that are currently experiencing high foreclosure and loss rates, as further described under the section entitled “Asset Quality.”  Our mortgage loan portfolio has minimal exposure to loans generally considered to be sub-prime loans.  The sub-prime mortgage banking environment has been experiencing considerable strain from rising delinquencies and liquidity pressures.  The increased scrutiny of the sub-prime lending market is one of the factors that has impacted general market conditions as well as perceptions of our business.

Net income for the quarter ended March 31, 2008 was $11.7 million compared to $9.1 million for the prior quarter. The $2.6 million increase in net income was primarily a result of a decrease in interest expense and a modest increase in interest income.  The decrease in interest expense also resulted in an increase of 19 basis points in the net interest margin compared to the prior quarter.  The decrease in interest expense was a result of a decrease in the weighted average cost of deposits, specifically a decrease in the rate paid on the money market portfolio, and a decrease in the weighted average rate and balance of FHLB advances.

During fiscal year 2008, management has entered into $400.0 million of repurchase agreements as a means of expanding its funding sources, and has borrowed an additional $300.0 million of FHLB advances.  During this period, $500.0 million of FHLB advances have matured.  The amount of total borrowings is a function of balancing investment opportunities, liquidity requirements, and managing the interest rate sensitivity of the Bank.  Management monitors the Bank’s investment opportunities and balances those opportunities with the cost of FHLB advances or other funding sources for various terms to maturity.  See additional discussion of interest rate risk in "Item 7A. Quantitative and Qualitative Disclosure About Market Risk."

Currently, the Bank has plans to open four new branches in late fiscal year 2008 and early fiscal year 2009.  Two of these branches will be located in our market areas in Kansas City, and two are adjacent to currently served market areas around Wichita, KS.

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

The amounts actually observed with respect to these losses can vary significantly from the estimated amounts. Our methodology permits adjustments to any loss factor used in the computation of the formula allowance in the event that, in management’s judgment, significant factors which affect the collectibility of the portfolio or any portion of the portfolio, as of the evaluation date, are not reflected in the current loss factors.  By assessing the estimated losses inherent in our loan portfolio on a quarterly basis, we can adjust specific and inherent loss estimates based upon more current information.

Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, and changes in the market value of collateral securing loans, which may be susceptible to volatility. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonable estimated losses inherent in our loan portfolio.

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

Valuation of Mortgage Servicing Rights.  The Bank records MSR as a result of retaining the servicing of loans that are owned by another entity.  Impairment may exist if the carrying value of MSR exceeds the estimated fair value of the MSR.  MSR are stratified by the underlying loan term and by interest rate. Individual impairment allowances for each stratum are established when necessary and then adjusted in subsequent periods to reflect changes in the measurement of impairment.  The estimated fair value of each MSR stratum is determined through analysis of future cash flows incorporating numerous assumptions including: servicing income, servicing costs, market discount rates, prepayment speeds, and other market driven data.

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

During the first quarter of fiscal year 2008, management terminated interest rate swap agreements with an aggregate notional amount of $575.0 million due to market conditions.  As of March 31, 2008, the Bank had one remaining interest rate swap agreement with a notional amount of $225.0 million.

Financial Condition

Total assets increased from $7.68 billion at September 30, 2007 to $8.03 billion at March 31, 2008.  The $357.1 million increase in assets was primarily attributed to a $662.5 million increase in the mortgage-related securities portfolio and a $101.7 million increase in cash and cash equivalents, partially offset by a $435.6 million decrease in the investment securities portfolio.  The increase in the mortgage-related securities portfolio was a result of cash flows from the investment securities portfolio being reinvested into this portfolio at a higher average yield and funds from the repurchase agreements also being used to purchase mortgage-related securities.  Cash and cash equivalents increased as a result of increased cash flows from mortgage-related securities and agencies exercising call options on securities, which decreased the investment securities portfolio as these investments were not replaced.

Total liabilities increased from $6.81 billion at September 30, 2007 to $7.17 billion at March 31, 2008.  The $355.7 million increase in liabilities was due primarily to entering into $400.0 million of repurchase agreements and to an increase in deposits of $98.2 million, partially offset by a decrease in FHLB advances of $184.6 million.

Stockholders’ equity increased $1.5 million to $869.1 million at March 31, 2008, from $867.6 million at September 30, 2007.

The following table presents selected balance sheet data for the Company at the dates indicated.

	Balance at
	March 31,	December 31,	September 30,	June 30,	March 31,
	2008	2007	2007	2007	2007
	(Dollars in thousands, except per share amounts)
Selected Balance Sheet Data:
Total assets	$8,034,662	$7,945,586	$7,677,530	$7,826,549	$8,098,676
Cash and cash equivalents	264,501	253,725	162,791	188,664	242,186
Investment securities	88,597	500,045	524,168	673,160	773,404
Mortgage-related securities	2,076,766	1,608,897	1,414,271	1,466,822	1,603,443
Loans receivable, net	5,292,866	5,310,296	5,291,426	5,252,275	5,216,763
MSR	4,734	5,483	5,606	6,017	6,304
Capital stock of FHLB	129,170	139,380	139,661	147,557	157,344
Deposits	4,020,966	3,981,449	3,922,782	3,946,693	4,002,866
Advances from FHLB	2,547,588	2,746,532	2,732,183	2,870,337	3,074,973
Other borrowings	453,552	303,538	53,524	53,509	53,495
Stockholders' equity	869,106	862,579	867,631	870,095	870,624
Accumulated other comprehensive gain	6,215	3,165	1,287	174	370
Equity to total assets at end of period	10.82%	10.86%	11.30%	11.12%	10.75%
Book value per share	$11.92	$11.84	$11.88	$11.92	$11.94
Shares outstanding	72,930,747	72,857,963	73,024,845	73,010,580	72,932,544

The following table presents rate information at the dates indicated.

	March 31,	December 31,	September 30,	March 31,
	2008	2007	2007	2007
Average Yield / Cost at End of Period: (annualized)
Loans receivable	5.70%	5.74%	5.73%	5.69%
Mortgage-related securities	4.70	4.66	4.46	4.30
Investment securities	4.48	4.14	4.52	4.68
Deposits	3.31	3.77	3.86	3.85
FHLB advances	4.82	4.90	5.39	5.07
Borrowings, other (1)	4.25	4.98	8.12	8.12

(1) The decrease in the rate of Borrowings, other between September 30, 2007 and March 31, 2008 was primarily a result of entering into a total of $400.0 million of repurchase agreements at an average rate of 3.88%.

Loans Receivable. The loan portfolio remained virtually unchanged at $5.29 billion from September 30, 2007 to March 31, 2008.  Loans purchased from nationwide lenders represented 15.7% of the loan portfolio at March 31, 2008 compared to 17.2% at September 30, 2007.  As of March 31, 2008, the average balance of a purchased mortgage loan was approximately $350 thousand while the average balance of an originated mortgage loan was approximately $120 thousand.

Included in the loan portfolio at March 31, 2008 were $377.1 million of interest-only loans, which were primarily purchased from nationwide lenders during fiscal year 2005.  These loans do not typically require principal payments during their initial term.  The interest-only loans in our portfolio have initial interest-only terms of either five or ten years, with approximately equal distribution between the two terms.  Loans of this type generally are considered to be of greater risk to the lender because of the possibility that the borrower may default once principal payments are required.  We attempt to mitigate the risk of interest-only loans by using prudent underwriting criteria.  Of the remaining interest-only loans we purchased, the average credit score at the time of purchase was greater than 700 and had an average loan-to-value (“LTV”) ratio not exceeding 80% at the time of purchase.

Total one- to four-family loan originations, excluding purchases, during the current six month period were $322.6 million at an average rate of 5.76% compared to one- to four-family loan originations of $268.7 million at an average rate of 5.90% for the same period one year ago.  Of the one- to four- family loans originated during the current six month period and the same period one year ago, $287.0 million and $224.6 million, respectively, were fixed-rate. Generally, during the six months ended March 31, 2008, the Bank’s 30-year fixed-rate loans, with no points paid by the borrower, were priced at approximately 200 basis points above the average 10-year Treasury rate, while the Bank’s 15-year fixed-rate loans were priced approximately 160 basis points above the average 10-year Treasury rate.  The Bank’s loan pricing is benchmarked to the secondary mortgage market pricing.

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

	For the Three Months Ended			For the Three Months Ended
	March 31, 2008			March 31, 2007
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:
One- to four-family:
<= 15 years	$30,583	5.30%	13.16%	$22,816	5.64%	12.32%
> 15 years	141,922	5.69	61.08	97,122	5.97	52.43
Other real estate	300	6.75	0.13	3,100	6.50	1.67
Non real estate	4,389	7.77	1.90	7,960	8.14	4.30
Total fixed-rate	177,194	5.68	76.27	130,998	6.06	70.72

Adjustable-Rate:
One- to four-family:
<= 36 months	8,306	5.16	3.57	8,515	5.31	4.60
> 36 months	25,070	5.51	10.79	25,186	5.59	13.60
Non real estate	21,775	6.82	9.37	20,524	8.57	11.08
Total adjustable-rate	55,151	5.97	23.73	54,225	6.67	29.28

Total originations, refinances and purchases	$232,345	5.75%	100.00%	$185,223	6.24%	100.00%

Purchased loans included above:
Fixed-rate	$10,191	5.71%		$9,333	6.01%
Adjustable-rate	$20,322	5.51%		$14,186	5.57%

	For the Six Months Ended			For the Six Months Ended
	March 31, 2008			March 31, 2007
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:
One- to four-family:
<= 15 years	$57,197	5.52%	13.03%	$43,423	5.69%	11.40%
> 15 years	252,043	5.87	57.44	202,161	6.04	53.05
Other real estate	300	6.75	0.07	3,873	6.54	1.02
Non real estate	11,085	8.17	2.53	17,007	8.02	4.46
Total fixed-rate	320,625	5.88	73.07	266,464	6.12	69.93

Adjustable-Rate:
One- to four-family:
<= 36 months	18,046	5.36	4.11	14,407	5.35	3.78
> 36 months	57,709	5.70	13.15	58,566	5.66	15.37
Non real estate	42,430	7.55	9.67	41,631	8.58	10.92
Total adjustable-rate	118,185	6.31	26.93	114,604	6.68	30.07

Total originations, refinances and purchases	$438,810	6.00%	100.00%	$381,068	6.29%	100.00%

Purchased loans included above:
Fixed-rate	$22,277	5.97%		$21,009	6.10%
Adjustable-rate	$40,102	5.68%		$28,882	5.70%

The following table summarizes the activity in the loan portfolio for the periods indicated, excluding changes in loans in process, deferred fees and allowance for loan losses.

	For the Three Months Ended
	March 31, 2008		December 31, 2007		September 30, 2007		June 30, 2007
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$5,366,186	5.71%	$5,346,626	5.68%	$5,303,830	5.64%	$5,249,793	5.59%
Originations and refinances	201,832	5.77	174,599	6.34	225,333	6.50	246,940	6.24
Purchases	30,513	5.58	31,866	5.98	39,820	6.06	54,624	6.25
Repayments	(244,823)		(186,091)		(221,075)		(246,829)
Other	(1,430)		(814)		(1,282)		(698)
Ending balance	$5,352,278	5.66%	$5,366,186	5.71%	$5,346,626	5.68%	$5,303,830	5.64%

	For the Six Months Ended
	March 31, 2008		March 31, 2007
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$5,346,626	5.68%	$5,257,473	5.55%
Originations and refinances	376,431	6.04	331,178	6.35
Purchases	62,379	5.79	49,890	5.87
Repayments	(430,914)		(388,076)
Other	(2,244)		(672)
Ending balance	$5,352,278	5.66%	$5,249,793	5.59%

The following table presents the Company’s loan portfolio at the dates indicated
	March 31, 2008			December 31, 2007			September 30, 2007
	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total
	(Dollars in thousands)
Real Estate Loans
One- to four-family	$5,001,195	5.58%	93.44%	$5,012,447	5.58%	93.41%	$4,992,398	5.55%	93.38%
Multi-family and commercial	57,273	6.46	1.07	59,581	6.47	1.11	60,625	6.48	1.13
Construction and development	82,737	6.10	1.55	75,046	6.24	1.40	74,521	6.22	1.39
Total real estate loans	5,141,205	5.60	96.06	5,147,074	5.60	95.92	5,127,544	5.57	95.90

Consumer Loans
Savings loans	4,918	6.37	0.09	4,944	6.54	0.09	5,249	6.55	0.10
Automobile	3,836	7.02	0.07	4,115	6.99	0.08	4,234	6.98	0.08
Home equity	201,743	7.26	3.77	209,408	8.24	3.90	208,986	8.41	3.91
Other	576	8.36	0.01	645	7.77	0.01	613	8.26	0.01
Total consumer loans	211,073	7.24	3.94	219,112	8.18	4.08	219,082	8.33	4.10
Total loans receivable	5,352,278	5.66%	100.00%	5,366,186	5.71%	100.00%	5,346,626	5.68%	100.00%

Less:
Loans in process	45,033			41,936			41,126
Deferred fees and discounts	10,129			9,783			9,893
Allowance for losses	4,250			4,171			4,181
Total loans receivable, net	$5,292,866			$5,310,296			$5,291,426

Lending Practices and Underwriting Standards

The Bank’s primary lending activity is the origination of loans and the purchase of loans from a select group of correspondent lenders.  These loans are generally secured by first mortgages on owner-occupied, one- to four-family residences in the Bank’s market areas and select market areas in Missouri.  Additional lending volume has been generated by purchasing whole one- to four-family mortgage loans from nationwide lenders.  These purchases allow the Bank to attain some geographic diversification and manage credit concentration risks in its loan portfolio.  The loans that are purchased help mitigate the Bank’s interest rate risk exposure because they are predominately adjustable-rate or short-term fixed-rate loans.

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

As of March 2008, the Bank no longer offers an interest-only ARM product, but holds in its portfolio originated interest-only ARM loans that did not require principal payments for a period of up to ten years at the time of origination.  Borrowers were qualified based on a fully amortizing payment at the initial loan rate.  The Bank was more restrictive on debt-to-income ratios and credit scores on interest-only ARM loans than on other ARM loans to offset the potential risk of payment shock at the time the loan rate adjusts and/or the principal and interest payments begin.  The Bank plans to consider the purchase of interest-only ARM products from nationwide lenders using similarly restrictive criteria.

In an effort to offset the impact of repayments and to retain our customers, the Bank offers existing loan customers whose loans have not been sold to third parties the opportunity to modify their original loan terms to new loan terms generally consistent with those currently being offered.  This is a convenient tool for customers who may have considered refinancing from an ARM loan to a fixed-rate loan or would like to reduce their term and take advantage of lower rates associated with current market rates.  The program helps ensure the Bank maintains the relationship with the customer and significantly reduces the amount of time it takes for customers to obtain current market pricing and terms without having to refinance their loans, and is a more efficient way for the Bank to process the change.  The Bank charges a fee for this service generally comparable to fees charged on new loans.  The Bank does not solicit customers for this program, but considers it a valuable opportunity to retain customers who, due to our strict initial underwriting, could likely obtain similar financing elsewhere.

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

Presently, the Bank lends up to 100% of the lesser of the appraised value or purchase price for one- to four-family mortgage loans.  In May 2008, the Bank will reduce this amount to 97% of the lesser of the appraised value or purchase price for one- to four-family mortgage loans.  At March 31, 2008, less than 1% of the balance of the loan portfolio had a loan-to-value ratio greater than 100%.  For loans with a LTV ratio in excess of 80% at the time of origination, private mortgage insurance is required in order to reduce the Bank’s loss exposure to less than 80% of the appraised value or the purchase price of the property.

The underwriting standards of the lenders from whom the Bank purchases loans are generally similar to the Bank’s internal underwriting standards.  “No Doc” or “Stated Income, Stated Assets” loans are not permitted.  Lenders are required to fully document all data sources for each application.  Management believes these requirements reduce the credit risk associated with these loans.  Before committing to purchase a pool of loans, the Bank’s Chief Lending Officer or Secondary Marketing

Manager reviews specific criteria such as loan amount, credit scores, loan-to-value ratios, geographic location, and debt ratios of each loan in the pool.  If the specific criteria do not meet the Bank’s underwriting standards and compensating factors are not sufficient, then a loan will be removed from the pool.  Once the review of the specific criteria is complete and loans not meeting the Bank’s standards are removed from the pool, changes are sent back to the lender for acceptance and pricing.  Before the pool is funded, a Bank underwriter reviews at least 25% of the loan files and the supporting documentation in the pool.

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

The Bank also originates construction-to-permanent loans primarily secured by one- to four-family residential real estate.  Presently, all of the one- to four-family construction loans are secured by property located within the Bank’s market areas.  Construction loans are obtained primarily by homeowners who will occupy the property when construction is complete.  Construction loans to builders for speculative purposes are not permitted.  The application process includes submission of complete plans, specifications, and costs of the project to be constructed.  These items are used as a basis to determine the appraised value of the subject property.  All construction loans are manually underwritten using the Bank’s internal underwriting standards.  The construction and permanent loans are closed at the same time allowing the borrower to secure the interest rate at the beginning of the construction period and throughout the permanent loan.  Construction draw requests and the supporting documentation are reviewed and approved by management.  The Bank also performs regular documented inspections of the construction project to ensure the funds are being used for the intended purpose and the project is being completed according to the plans and specifications provided.

The Bank offers a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, and loans secured by savings deposits.  The Bank discontinued offering a student loan product in March 2008.   The Bank also originates a very limited amount of unsecured loans.  The Bank does not originate any consumer loans on an indirect basis, such as contracts purchased from retailers of goods or services which have extended credit to their customers.  All consumer loans are originated in the Bank’s market areas.  Home equity loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 95% of the value of the property securing the loan.  In order to minimize risk of loss, home equity loans that are greater than 80% of the value of the property, when combined with the first mortgage, require private mortgage insurance.  The term-to-maturity of home equity and home improvement loans may be up to 20 years.  Other home equity lines of credit have no stated term-to-maturity and require a payment of 1.5% of the outstanding loan balance per month.   Interest-only home equity lines of credit have a 10-year term-to-maturity, monthly payments of accrued interest, and a balloon payment at maturity.  Repaid principal may be re-advanced at any time, not to exceed the original credit limit of the loan.  Other consumer loan terms vary according to the type of collateral and the length of the contract.  The majority of the consumer loan portfolio is comprised of home equity lines of credit, which have interest rates that can adjust monthly based upon changes in the prime rate, to a maximum of 18%.

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

Asset Quality

The Bank’s underwriting guidelines have provided the Bank with loans of high quality and generally low delinquencies and low levels of non-performing assets compared to national levels.  Of particular importance is the complete documentation required for each loan the Bank closes.  This allows the Bank to make a more informed credit decision based upon a more thorough assessment of the borrower’s ability to repay the loan compared to underwriting methodologies that do not require full documentation.

The following matrix shows the balance of one-to-four family mortgage loans cross-referenced by LTV ratio and FICO score.  The LTV ratios used in the matrix were based on the most recent bank appraisal available, and the FICO scores were updated through December 31, 2007.  Per the matrix, the greatest concentration of loans are believed to be of the highest quality, which fall into the “751 and above” FICO category and have a LTV ratio of less than 70%.  The loans believed to be of the lowest quality, which fall into the “less than 660” FICO category and have LTV ratios of more than 80%, comprise the lowest concentration.

	FICO Score
	Less than 660		661 to 700		701 to 750		751 and above		Total
	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Less than 70%	$139,179	2.8%	$150,042	3.0%	$407,842	8.1%	$1,784,875	35.7%	$2,481,938	49.6%
70% to 80%	113,947	2.3	140,405	2.8	416,074	8.3	1,160,453	23.2	1,830,879	36.6
More than 80%	74,346	1.5	79,549	1.6	193,987	3.9	340,496	6.8	688,378	13.8
Total	$327,472	6.6%	$369,996	7.4%	$1,017,903	20.3%	$3,285,824	65.7%	$5,001,195	100.0%

The following table presents the Company’s 30 to 89 day delinquent loans, non-performing loans, and real estate owned at the dates indicated.  The ratios of non-performing loans to total loans and non-performing assets to total assets do not include loans that are 30 to 89 days delinquent.  Non-performing assets include non-performing loans and real estate owned.

	March 31,	December 31,	September 30,	March 31,
	2008	2007	2007	2007
Asset quality information:	(Dollars in thousands)
Loans 30-89 days delinquent	$18,908	$22,712	$17,732	$18,883
Non-performing loans	9,884	10,232	7,352	6,833
Real estate owned	2,764	2,023	2,097	1,905
Asset quality ratios:
Non-performing assets to total assets at
end of period	0.16%	0.15%	0.12%	0.11%
Non-performing loans to total loans	0.19%	0.19%	0.14%	0.13%

Non-performing loans consist primarily of loans 90 or more days delinquent and loans in the process of foreclosure.  Non-performing loans increased $2.5 million from $7.4 million at September 30, 2007 to $9.9 million at March 31, 2008.  The increase in non-performing loans increased our ratio of non-performing loans to total loans from 0.14% as of September 30, 2007 to 0.19% at March 31, 2008.  Of the $9.9 million of non-performing loans, $5.4 million, or 55%, are secured by property located in our market areas and $3.4 million, or 34%, were purchased from one nationwide lender.  At March 31, 2008, the total balance of loans purchased from this lender was $123.0 million or 2% of the total loan portfolio.  There is not believed to be a geographic trend associated with our non-performing purchased loans.

At March 31, 2008, non-performing loans with LTV ratios greater than 80% comprised 29.7% of total non-performing loans.  Of the non-performing loans with LTV ratios greater than 80%, 92% had private mortgage insurance which substantially reduces or eliminates the Bank’s exposure to loss.  The balance of non-performing loans with LTV ratios greater than 80% with no private mortgage insurance was $231 thousand at March 31, 2008.  At origination, these loans had LTV ratios less than 80%, but as a result of updating the appraisals, the LTV ratios are now in excess of 80%.

Loans 30 to 89 days delinquent, which are not included in non-performing loans, increased approximately $1.2 million from $17.7 million at September 30, 2007 to $18.9 million at March 31, 2008.  Of the $18.9 million at March 31, 2008, $10.6 million, or 56% represent loans secured by property located in our market areas and $8.3 million, or 44%, were purchased loans.  There is not believed to be a geographic trend associated with our purchased loans 30 to 89 days delinquent.

The risk that our non-performing and other delinquent loans may increase is primarily driven by the state of the local economies in which we lend.  Since the loans we originate in our market areas are geographically concentrated, we attempt to mitigate the risks of this concentration somewhat by purchasing loans from outside our market areas.  In our local market areas, the economy has continued to be generally stable.  There have been some indications that there may be some decreases in the value of home prices occurring in some of our market areas and some market areas in which we have purchased loans.  However, we believe that given the underwriting standards of the Bank, the value of the underlying collateral, along with any required private mortgage insurance, the collateral of our loans is sufficient to protect the Bank from losses in excess of our allowance for loan losses.

The balance of loans in foreclosure increased from $2.3 million at December 31, 2007 to $3.1 million at March 31, 2008.  At December 31, 2007, 100% of the loans in foreclosure were located in our market areas.  At March 31, 2008, only 30% of the loans in foreclosure were in our market areas.  The other 70% of loans in foreclosure at March 31, 2008 were purchased from one nationwide lender and the underlying collateral was located in various states.  As a result of the increase in purchased loans in foreclosure, a provision for loan losses was recorded during the current quarter.  Management believes that the current allowance for loan losses is sufficient for the losses inherent in the loan portfolio.

The following table presents the Company’s activity for the allowance for loan losses and related ratios at the dates and for the periods indicated.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Allowance for loan losses:	(Dollars in thousands)
Beginning balance	$4,171	$4,143	$4,181	$4,433
Losses charged against the allowance:
One- to four-family loans	33	--	30	9
Multi-family loans	--	--	--	--
Commercial and other loans	--	--	--	--
Consumer loans	7	5	20	6
Total charge-offs	40	5	50	15
Recoveries	--	--	--	--
Provision (recovery) charged to expense	119	55	119	(225)
Ending balance	$4,250	$4,193	$4,250	$4,193

Allowance for loan losses to non-
performing loans at period end			43.00%	61.36%
Allowance for loan losses to loans
receivable, net at period end			0.08%	0.08%

Mortgage-Related Securities.  The balance of mortgage-related securities increased $662.5 million from $1.41 billion at September 30, 2007 to $ 2.08 billion at March 31, 2008.  The following tables provide a summary of the activity in our portfolio of mortgage-related securities for the periods presented.  The yields and weighted average life (“WAL”) for purchases are presented as recorded at the time of purchase.  The yields for the beginning and ending balances are as of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented.  The beginning and ending WAL is the estimated remaining maturity after projected prepayment speeds have been applied.  The increase in the yield at March 31, 2008 compared to September 30, 2007 was primarily a result of the purchase of mortgage-related securities with yields higher than that of the existing portfolio.  The increase in the WAL at March 31, 2008 compared to September 30, 2007 was due to purchases of mortgage-related securities with WALs greater than that of the existing portfolio and general assumptions about a slow-down in prepayment speeds based upon market assumptions at March 31, 2008.

	For the Three Months Ended
	March 31, 2008			December 31, 2007			September 30, 2007			June 30, 2007
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance	$1,608,897	4.66%	4.41	$1,414,271	4.46%	4.04	$1,466,822	4.30%	4.89	$1,603,443	4.27%	3.40
Maturities and repayments	(119,682)			(95,243)			(126,050)			(135,905)
Net amortization of premiums/discounts	(426)			(335)			(783)			(1,228)
Purchases:
Fixed	395,048	4.90	4.98	200,382	5.17	3.98	72,610	5.79	4.34	692	5.62	7.61
Adjustable	188,024	4.71	5.06	86,819	4.88	4.68	--	--	--	--	--	--
Change in valuation on AFS securities	4,905			3,003			1,672			(180)
Ending balance	$2,076,766	4.70%	4.88	$1,608,897	4.66%	4.41	$1,414,271	4.46%	4.04	$1,466,822	4.30%	4.89

	For the Six Months Ended
	March 31, 2008			March 31, 2007
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance	$1,414,271	4.46%	4.04	$2,084,786	4.54%	4.39
Maturities and repayments	(214,925)			(232,791)
Sale of securities, net of gains	--			(404,459)
Net amortization of premiums/discounts	(761)			(2,063)
Purchases:
Fixed	595,430	4.99	4.64	1,983	5.65	18.18
Adjustable	274,843	4.77	4.94	152,807	5.00	1.61
Change in valuation on AFS securities	7,908			3,180
Ending balance	$2,076,766	4.70%	4.88	$1,603,443	4.27%	3.40

Investment Securities.  Investment securities, which consist of agency bonds (primarily issued by FNMA, FHLMC, or FHLB) and municipal investments, decreased $435.6 million from $524.2 million at September 30, 2007 to $88.6 million at March 31, 2008.  The following tables provide a summary of the activity of investment securities for the periods presented.  The yields for the beginning and ending balances are as of the periods presented.  The decrease in the yield at March 31, 2008 compared to September 30, 2007 was a result of calls and/or maturities of securities with rates higher than that of the remaining portfolio.  The beginning and ending WAL represent the estimated remaining maturity of the securities after projected call dates have been considered, based upon market rates at each date presented.  The increase in the WAL at March 31, 2008 compared to September 30, 2007 was due to issuers of certain securities in the portfolio exercising their option to call the security.

	For the Three Months Ended
	March 31, 2008			December 31, 2007			September 30, 2007			June 30, 2007
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance	$500,045	4.14%	0.67	$524,168	4.52%	1.66	$673,160	4.68%	1.71	$773,404	4.76%	1.72
Maturities and calls	(420,000)			(189,890)			(155,250)			(158,740)
Net amortization of premiums/discounts	307			171			334			1,303
Purchases - Fixed	8,253	3.20	5.67	165,590	4.28	0.70	5,802	3.76	4.85	57,329	5.01	0.74
Change in valuation of AFS securities	(8)			6			122			(136)
Ending balance	$88,597	4.48%	2.78	$500,045	4.14%	0.67	$524,168	4.52%	1.66	$673,160	4.68%	1.71

	For the Six Months Ended
	March 31, 2008			March 31, 2007
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance	$524,168	4.52%	1.66	$429,480	4.46%	2.63
Maturities and calls	(609,890)			(286,500)
Net amortization of premiums/discounts	478			2,614
Purchases - Fixed	173,843	4.23	0.94	627,908	5.22	0.87
Change in valuation of AFS securities	(2)			(98)
Ending balance	$88,597	4.48%	2.78	$773,404	4.76%	1.72

Liabilities.   Total liabilities increased from $6.81 billion at September 30, 2007 to $7.17 billion at March 31, 2008.  The $355.7 million increase in liabilities was due primarily to entering into $400.0 million of repurchase agreements, an increase in deposits of $98.2 million, and an increase in accounts payable and accrued expenses of $40.0 million partially offset by a decrease in FHLB advances of $184.6 million.  The increase in accounts payable and accrued expenses was due primarily to commitments to purchase securities that will settle in the third quarter of fiscal year 2008.  The decrease in FHLB advances was due to $500.0 million of maturing advances, of which only $300.0 million was renewed.

The Bank entered into additional repurchase agreements during the quarter because rates and terms were more favorable than other funding options on those dates.  The use of repurchase agreements also allows for the diversification of funding sources and the use of securities that were not being leveraged as collateral.  Management will continue to monitor market conditions for funding opportunities that can be leveraged to improve earnings without creating undue interest rate or credit risk exposure.

The following table presents the amount, average cost and percentage of total deposits for checking, savings, money market and certificates for the periods presented.

	At			At			At			At
	March 31, 2008			December 31, 2007			September 30, 2007			June 30, 2007
		Average	% of		Average	% of		Average	% of		Average	% of
	Amount	Cost	Total	Amount	Cost	Total	Amount	Cost	Total	Amount	Cost	Total
	(Dollars in thousands)
Checking	$423,675	0.21%	10.54%	$413,349	0.21%	10.38%	$394,109	0.21%	10.05%	$420,952	0.21%	10.66%
Savings	231,050	1.35	5.75	229,862	2.05	5.77	237,148	2.58	6.04	243,040	3.07	6.16
Money market	827,623	1.65	20.58	811,002	2.95	20.37	790,277	3.18	20.15	801,511	3.28	20.31
Certificates	2,538,618	4.54	63.13	2,527,236	4.77	63.48	2,501,248	4.77	63.76	2,481,190	4.72	62.87
Total deposits	$4,020,966	3.31%	100.00%	$3,981,449	3.77%	100.00%	$3,922,782	3.86%	100.00%	$3,946,693	3.85%	100.00%

At March 31, 2008, $180.6 million of the $2.54 billion in certificates were brokered deposits, compared to $193.0 million in brokered and public unit deposits at September 30, 2007.  There were no public unit deposits at March 31, 2008.  The $12.4 million decrease between September 30, 2007 and March 31, 2008 was attributed to maturities of public unit deposits that were not retained because the Bank did not price competitively in the market for public units.  Management will continue to monitor the wholesale deposit market for attractive opportunities.

Stockholders’ Equity.  Stockholders’ equity increased $1.5 million from $867.6 million at September 30, 2007 to $869.1 million at March 31, 2008.  The increase was primarily a result of net income of $20.8 million, an increase in unrealized gains on AFS securities of $4.9 million, and ESOP activity of $3.4 million, partially offset by dividends paid of $20.7 million and treasury stock purchases of $7.2 million.

Dividends from the Company are the only source of funds for MHC.  It is expected that MHC will waive future dividends except to the extent they are needed to fund its continuing operations.  The following table shows the number of shares eligible to receive dividends (“public shares”) because of the waiver of dividends by MHC at March 31, 2008.  The unvested shares in the ESOP receive cash equal to the dividends paid on the public shares.  The cash received is used to repay the annual debt obligation on the loan taken out by the ESOP from the Company at the time of the mutual-to-stock conversion of the Bank to purchase shares for the ESOP.  These shares are held in trust for a future employee benefit, and are therefore excluded from the calculation of public shares.

Total voting shares outstanding at September 30, 2007	74,258,977
Treasury stock acquisitions	(223,542)
RRP grants, net	10,000
Options exercised, net	18,124
Total voting shares outstanding at March 31, 2008	74,063,559
Unvested shares in ESOP	(1,209,832)
Shares held by MHC	(52,192,817)
Total shares eligible to receive dividends at March 31, 2008 (public shares)	20,660,910

The following table presents quarterly dividends paid in calendar years 2008, 2007 and 2006.  The dollar amounts represent dividends paid during the quarter.  The actual amount of  dividends to be paid during the quarter ending June 30, 2008, as declared on April 23, 2008, will be based upon the number of shares outstanding on the record date of May 2, 2008.  All shares outstanding presented in the table below, except for the quarter ending June 30, 2008, are as of the date of record per the dividend declaration.  For the purposes of the table below, the number of dividend shares for the quarter ending June 30, 2008 is based upon shares outstanding on April 28, 2008.  This does not represent the actual dividend payout, but rather management’s estimate of the number of shares eligible to receive the dividend and the total dividend payout as of April 28, 2008.

	Calendar Year
	2008	2007	2006
	(Dollars in thousands, except per share amounts)
Quarter ended March 31
Number of dividend shares	20,660,510	20,520,793	20,457,283
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,330	$10,261	$10,229
Quarter ended June 30
Number of dividend shares	20,661,410	20,673,933	20,257,420
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,331	$10,337	$10,129
Quarter ended September 30
Number of dividend shares		20,694,533	20,250,134
Dividend per share		$0.50	$0.50
Total dividends paid		$10,347	$10,125
Quarter ended December 31
Number of dividend shares		20,860,278	20,432,393
Dividend per share		$0.50	$0.50
Total dividends paid		$10,430	$10,216
Special year end dividend
Number of dividend shares		--	20,432,793
Dividend per share		$--	$0.09
Total dividends paid		$--	$1,839

Calendar year-to-date dividends per share	$1.00	$2.00	$2.09

Analysis of Net Interest Income

Net interest income represents the difference between interest income earned on interest-earning assets, such as mortgage loans, investment securities, and mortgage-related securities, and interest paid on interest-bearing liabilities, such as deposits, FHLB advances, and other borrowings.  Net interest income depends on the balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

Average Balance Sheet:   The following table presents the average balances of our assets, liabilities and stockholders’ equity and the related annualized yields and costs on our interest-earning assets and interest-bearing liabilities for the periods indicated.  Average yields are derived by dividing annualized income by the average balance of the related assets and average costs are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances.  The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates. Yields on tax-exempt securities were not calculated on a tax-equivalent basis.

	For the Three Months Ended
	March 31, 2008		December 31, 2007		September 30, 2007		March 31, 2007
	Average		Average		Average		Average
	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,306,797	5.67%	$5,309,758	5.74%	$5,279,454	5.63%	$5,223,416	5.67%
Mortgage-related securities	1,756,593	4.61	1,497,081	4.58	1,444,060	4.35	1,633,477	4.24
Investment securities	304,470	4.02	391,173	4.22	562,665	4.58	776,143	4.77
Capital stock of FHLB	130,752	5.73	133,378	6.21	140,374	6.67	159,171	6.48
Cash and cash equivalents	171,356	3.16	129,227	4.32	113,146	5.01	114,528	5.17
Total interest-earning assets (1)	7,669,968	5.31	7,460,617	5.41	7,539,699	5.32	7,906,735	5.30
Other noninterest-earning assets	202,741		203,260		157,599		170,200
Total assets	$7,872,709		$7,663,877		$7,697,298		$8,076,935

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits	$3,965,701	3.56%	$3,914,532	3.86%	$3,902,775	3.88%	$3,917,104	3.75%
FHLB advances (2)	2,602,210	4.88	2,593,271	5.19	2,741,914	5.27	3,110,915	4.95
Other borrowings	323,323	4.74	149,724	5.77	53,514	8.23	53,486	8.24
Total interest-bearing liabilities	6,891,234	4.11	6,657,527	4.42	6,698,203	4.48	7,081,505	4.31
Other noninterest-bearing liabilities	111,881		137,469		130,172		126,904
Stockholders' equity	869,594		868,881		868,923		868,526
Total liabilities and
Stockholders' equity	$7,872,709		$7,663,877		$7,697,298		$8,076,935

(Continued)

Net interest rate spread		1.20%		0.99%		0.84%		0.99%
Net interest-earning assets	$778,734		$803,089		$841,496		$825,230
Net interest margin		1.62%		1.43%		1.28%		1.45%
Ratio of interest-earning assets
to interest-bearing liabilities		1.11		1.12		1.13		1.12

Selected performance ratios:
Return on average assets (annualized)		0.60%		0.48%		0.33%		0.42%
Return on average equity (annualized)		5.39%		4.20%		2.90%		3.89%
Average equity to average assets		11.05%		11.34%		11.29%		10.75%

(1) Calculated net of deferred loan fees, loan discounts, and loans in process.  Non-accruing loans are included in the loans receivable average balance with a yield of zero percent.

(2) The rate calculation includes net interest expense of $238 thousand, $2.2 million, $3.6 million and $3.3 million related to the interest rate swaps for the three months ended March 31, 2008, December 31, 2007, September 30, 2007, and March 31, 2007, respectively.

(Concluded)

The following table presents selected income statement information for the quarters indicated.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2008	2007	2007	2007	2007
Selected income statement data:	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Loans receivable	$75,276	$76,263	$74,343	$73,219	$73,990
Mortgage-related securities	20,246	17,127	15,690	16,224	17,317
Investment securities	3,061	4,130	6,444	8,459	9,262
Other interest and dividend income	3,233	3,508	3,808	3,624	4,004
Total interest and dividend income	101,816	101,028	100,285	101,526	104,573

Interest expense:
Deposits	35,145	38,033	38,166	37,377	36,267
FHLB advances	31,796	34,161	36,894	37,220	38,508
Other borrowings	3,873	2,207	1,125	1,113	1,101
Total interest expense	70,814	74,401	76,185	75,710	75,876

Provision for loan losses	119	--	--	--	55

Net interest and dividend income
(after provision for loan losses)	30,883	26,627	24,100	25,816	28,642

Other income	7,982	7,111	6,412	5,908	5,475
Other expenses	20,907	19,451	19,938	20,136	20,064
Income tax expense	6,231	5,174	4,274	4,299	5,597
Net income	$11,727	$9,113	$6,300	$7,289	$8,456

Efficiency ratio	53.63	57.65	65.34	63.47	58.71

Basic earnings per share	$0.16	$0.12	$0.08	$0.10	$0.12
Diluted earnings per share	$0.16	$0.12	$0.08	$0.10	$0.12
Dividends declared per share	$0.50	$0.50	$0.50	$0.50	$0.50

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

Net income for the quarter ended March 31, 2008 was $11.7 million compared to $8.5 million for the same period in the prior fiscal year. The $3.2 million increase in net income was primarily a result of a $5.1 million decrease in interest expense and a $2.5 million increase in other income, partially offset by a $2.8 million decrease in interest and dividend income and an $843 thousand increase in other expenses.

Total interest and dividend income for the quarter was $101.8 million compared to $104.6 million for the prior year quarter.  The $2.8 million decrease was primarily a result of a decrease in interest income on investment securities of $6.2 million and a decrease in dividends on FHLB stock of $680 thousand, partially offset by an increase in interest income on mortgage-related securities of $2.9 million and interest income on loans receivable of $1.3 million.

Interest income on loans receivable for the quarter was $75.3 million compared to $74.0 million for the prior year quarter.  The $1.3 million increase was a result of an increase of $83.4 million in the average balance of the loan portfolio between the two periods, as the weighted average yield of the portfolio remained unchanged.

Interest income on mortgage-related securities for the quarter was $20.2 million compared to $17.3 million for the prior year quarter.  The $2.9 million increase in interest income was due to both an increase of $123.1 million in the average balance and an increase in the average yield of 37 basis points to 4.61% for the current quarter.  The increase in the average portfolio balance was a result of purchases of $583.1 million, partially offset by principal repayments of $119.7 million.  The funds for the purchases were primarily from the maturities and calls of investment securities and from the repurchase agreements.  The weighted average yield of the mortgage-related securities portfolio increased between the two periods due to the purchase of mortgage-related securities with yields higher than that of the existing portfolio in the current quarter.

Interest income on investment securities for the quarter was $3.1 million compared to $9.3 million for the prior year quarter.  The $6.2 million decrease in interest income was primarily a result of a decrease of $471.7 million in the average balance of the portfolio and, to a lesser extent, a 75 basis point decrease in the weighted average portfolio yield to 4.02% for the current quarter.  The decrease in the average balance was primarily a result of issuers calling agency bonds and the majority of the funds were not reinvested into the investment securities portfolio but rather the higher yielding mortgage-related securities portfolio.  The decrease in the weighted average yield of the portfolio was attributed to maturities and calls of securities with weighted average yields greater than that of the portfolio, and also due to reinvestments made at lower yields.

Dividends on FHLB stock for the quarter were $1.9 million compared to $2.5 million for the prior year quarter.  The $680 thousand decrease was due to a decrease in the average balance and a 75 basis point decrease in the average yield.  The decrease in the average balance is a result of the redemption of shares, as the required number of shares held is based upon outstanding FHLB advances, which decreased during the period.  The dividend rate on FHLB stock correlates to the federal funds rate, which decreased during the quarter.

Interest expense on deposits for the current quarter was $35.1 million compared to $36.3 million for the prior year quarter.  The $1.2 million decrease in interest expense was primarily a result of a decrease in the average rate paid on the money market portfolio in the current quarter compared to the prior year quarter due to the portfolio repricing to market rates.  This decrease was partially offset by a higher weighted average rate on the certificate of deposit portfolio in the current quarter compared to the prior year quarter.  During fiscal year 2007, the Bank increased the rates offered on its certificate of deposit portfolio, with an emphasis on the mid-term maturity category, in order to remain competitive.  This resulted in a higher weighted average certificate of deposit portfolio rate in the current quarter than the prior year quarter as some of those higher rate certificates were still outstanding during the current quarter.

Interest expense on FHLB advances for the current quarter was $31.8 million compared to $38.5 million for the prior year quarter.  The $6.7 million decrease in interest expense was a result of a decrease in the average balance due to maturing advances that were not renewed, and to a small extent, the termination of $575.0 million of the interest rate swaps in December 2007.  During the current quarter, interest expense of $238 thousand was related to the interest rate swaps, compared to $3.3 million of interest expense in the prior year quarter.

Interest expense on other borrowings was $3.9 million compared to $1.1 million in the prior year quarter.  The $2.8 million increase was due to an increase in the average balance of other borrowings due to the Bank entering into $400.0 million of repurchase agreements during fiscal year 2008.  Additional information about the repurchase agreements is included under “Liquidity and Capital Resources.”

The Bank recorded a provision for loan losses of $119 thousand during the current quarter, compared to a provision of $55 thousand in the same period in the prior year.  See additional discussion regarding the provision for loan losses in the section entitled “Asset Quality”.

Total other income for the current quarter was $8.0 million compared to $5.5 million in the prior year quarter.  The $2.5 million increase in other income was primarily a result of an increase of $1.1 million in other income, net, an increase of $612 thousand in income from BOLI and an increase of $508 thousand in retail fees.  The increase in other income, net was primarily due to the redemption of shares received in the Visa, Inc. initial public offering of $992 thousand.  BOLI income was $612 thousand for the current quarter, compared to no income from BOLI in the prior year quarter, as the Bank’s BOLI purchase was made in the fourth quarter of fiscal year 2007.  Retail fees increased during the current quarter as a result of an increase in ATM and Visa check card usage and a net increase in checking account fees.

Total other expenses for the current quarter increased $843 thousand to $20.9 million compared to $20.1 million in the prior year quarter.  The increase was due primarily to an increase in other, net expenses of $597 thousand, and deposit and loan expense of $266 thousand, partially offset by a decrease in office supplies and related expense of $274 thousand.  The increase in other expense, net was due primarily to a valuation allowance for MSR of $523 thousand taken in the current quarter due to an increase in prepayment speeds and also to an increase of $284 thousand in a liability accrual related to ongoing litigation involving Visa, Inc.  The increase in deposit and loan expense was due to an increase in volume-based Visa check card expenses and to an increase in loan expenses due to a higher volume of loans originated during the current quarter compared to the prior year quarter.  The decrease in office supplies and related expense was due to a decrease in postage and stationery expense associated with data processing conversion-related mailings in the first quarter of fiscal year 2007.

Income tax expense for the current quarter was $6.2 million compared to $5.6 million in the prior year quarter.  The increase in income tax expense was due to an increase in earnings compared to the prior year quarter, partially offset by a decrease in the effective tax rate.  The effective tax rate for the current quarter was 34.7%, compared to 39.8% for the prior year quarter.  The decrease in the effective tax rate in the current quarter compared to the prior year quarter was a result of an increase in nontaxable income from municipal securities and BOLI.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended March 31, 2008 to the quarter ended March 31, 2007.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate

	Quarter Ended March 31,
	2008 vs. 2007
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$1,188	$98	$1,286
Mortgage-related securities	1,358	1,571	2,929
Investment securities	(4,925)	(1,276)	(6,201)
Capital stock of FHLB	(412)	(268)	(680)
Cash equivalents	594	(685)	(91)
Total interest-earning assets	$(2,197)	$(560)	$(2,757)

Interest-bearing liabilities:
Savings	$212	$(476)	$(264)
Checking	(2)	--	(2)
Money market	(39)	(1,678)	(1,717)
Certificates	244	617	861
FHLB advances	(6,746)	34	(6,712)
Other borrowings	3,419	(647)	2,772
Total interest-bearing liabilities	$(2,912)	$(2,150)	$(5,062)

Net change in net interest and dividend income	$715	$1,590	$2,305

Comparison of Operating Results for the Six Months Ended March 31, 2008 and 2007

Net income for the six months ended March 31, 2008 was $20.8 million compared to $18.7 million for the same period in the prior fiscal year. The $2.1 million increase in net income was primarily a result of an increase in other income of $3.2 million, an increase in net interest and dividend income of $1.1 million, and a decrease in income tax expense of $632 thousand, partially offset by an increase in other expense of $2.5 million.

Total interest and dividend income for the current six month period was $202.8 million compared to $209.7 million for the prior year period.  The $6.9 million decrease was a result of a decrease in interest income on investments of $8.8 million, cash and cash equivalent interest income of $1.7 million, and dividends on FHLB stock of $1.3 million, partially offset by an increase in interest on loans receivable of $4.4 million, and interest income on mortgage-related securities of $535 thousand.

Interest income on loans receivable for the current six month period was $151.5 million compared to $147.2 million for the prior year period.  The $4.3 million increase was a result of both an increase in the average balance of the loan portfolio between the two periods and an increase of eight basis points in the weighted average yield of the loan portfolio to 5.71% for the current six month period.  The increase in the weighted average yield can be attributed to loans originated at rates higher than the overall portfolio rate and to ARM loans repricing.

Interest income on mortgage-related securities for the current six month period was $37.4 million compared to $36.8 million for the same period in the prior year.  The $535 thousand increase in interest income was due to an increase of 31 basis points in the average yield to 4.60% for the current six month period, which was almost entirely offset by a decrease in the average balance.  The weighted average yield of the mortgage-related securities portfolio increased between the two periods due to the purchase of mortgage-related securities with yields higher than that of the existing portfolio.  The decrease in the average portfolio balance was due primarily to principal repayments that were not reinvested in mortgage-related securities during fiscal year 2007 as these proceeds were used, in part, to pay down maturing FHLB advances.

Interest income on investment securities for the current six month period was $7.2 million compared to $15.9 million for the same period in the prior year.  The $8.8 million decrease in interest income was primarily a result of a decrease in the average balance of the portfolio and, to a lesser extent, a 60 basis point decrease in the weighted average portfolio yield to 4.13% for the current six month period.  The decrease in the average balance was a result of maturities and calls which were not reinvested into investment securities and were used, in part, to pay down maturing FHLB advances and purchase higher yielding mortgage-related securities during fiscal year 2008. The decrease in the weighted average yield of the portfolio was attributed to calls and maturities of securities with weighted average yields greater than that of the portfolio.

Dividends on FHLB stock for the current six month period was $3.9 million compared to $5.2 million for the same period in the prior year.  The $1.3 million decrease was due to a decrease in the average balance and a 51 basis point decrease in the average yield.  The decrease in the average balance was due to the redemption of shares, as the required number of shares held is based upon outstanding FHLB advances, which decreased during the period.  The dividend rate on FHLB stock correlates to the federal funds rate, which also decreased during the period.

Interest income on cash and cash equivalents for the six months was $2.8 million compared to $4.5 million for the same period in the prior year.  The $1.7 million decrease in interest income was a result of a 149 basis point decrease in the average yield to 3.66% for the current six months and a decrease in the average balance.  The decrease in the average yield was due to a decrease in short-term interest rates.  The decrease in the average balance of cash and cash equivalents related primarily to the timing of the repayment of maturing FHLB advances.

Interest expense on deposits for the current six month period was $73.2 million compared to $71.7 million for the same period in the prior year.  The $1.5 million increase in interest expense was primarily a result of a higher weighted average rate on the certificate of deposit portfolio in the current six month period compared to the same period in the prior year.  During fiscal year 2007, the Bank increased the rates offered on its certificate of deposit portfolio, with an emphasis on the mid-term maturity category, in order to remain competitive.  This resulted in a higher weighted average certificate of deposit portfolio rate in the current six month period than the previous year period as some of those certificates were outstanding during the current six month period.  The increase in interest expense was partially offset by a decrease in the average rate paid on the money market portfolio as this portfolio reprices to market rates quicker than the certificate of deposit portfolio.

Interest expense on FHLB advances for the current six month period was $66.0 million compared to $79.2 million for the same period in the prior year.  The $13.2 million decrease in interest expense was a result of a decrease of $594.1 million in the average balance due to maturing advances that were not renewed.

Interest expense on other borrowings was $6.1 million compared to $2.2 million in the prior year six months.  The $3.9 million increase was due to an increase in the average balance of other borrowings due to the Bank entering into $400.0 million of repurchase agreements during fiscal year 2008.  The increase was partially offset by a decrease in the rate paid on $53.6 million of other borrowings tied to the three month LIBOR, which decreased between the periods.  Additional information about the repurchase agreements is included under “Liquidity and Capital Resources.”

The Bank recorded a provision for loan losses of $119 thousand during the current six month period compared to a recovery of $225 thousand in the same period in the prior year.  See additional discussion regarding the provision for loan losses in the section entitled “Asset Quality”.

Total other income for the current six month period was $15.1 million compared to $11.9 million in the same prior year period.  The $3.2 million increase in other income was due primarily to increases in BOLI income, other income, net, and retail fees.  BOLI income was $1.2 million for the current six month period, compared to no income from BOLI in the prior year period.  Other income, net increased $1.1 million due primarily to the redemption of shares received in the Visa, Inc. initial public offering.  Retail fees increased $507 thousand due primarily to an increase in fees received on ATM and Visa check cards from increased volume and an increase in the interchange rate received on point-of-sale transactions.

Total other expenses for the current six month period increased $2.5 million to $40.4 million compared to $37.9 million in the prior year period.  The increase was due primarily to an increase in other expense, net of $1.4 million, and an increase in deposit and loan expense of $571 thousand.  These increases were partially offset by a decrease in office supplies and related expense of $629 thousand.  The increase in other expense, net was due primarily to a liability accrual of $594 thousand related to ongoing litigation involving Visa, Inc., relative to a decrease in miscellaneous operating expenses in the prior year six month period which were individually insignificant, but in the aggregate resulted in an increase of $1.0 million.  The increase in other expense, net was also due to a valuation allowance taken on the MSR asset in the current six month period due to an increase in prepayment speeds.  The increase in deposit and loan expense was due primarily to an increase in Visa check card fees and ATM network expense from increased transaction volume.  The increase in occupancy expense related primarily to an increase in depreciation of the core information technology assets, partially offset by a decrease in software maintenance expense.  The increase in salaries and employee benefits was due primarily to no capitalization of payroll expense in the current six month period while amounts related to the core conversion were capitalized in the prior year six month period, and also to increased payroll expense resulting from the hiring of new employees for existing vacant and new positions, filling positions held open during the previous year six month period prior to the core computer system conversion. These increases in salaries and employee benefits were partially offset by a decrease in ESOP expense due to a decrease in the average price of the Company’s common stock during the six month period. The decrease in office supplies and related expense was due to a decrease in postage and stationery expense associated with conversion-related mailings in the prior six month period.

Income tax expense for the current six month period was $11.4 million compared to $12.0 million in the prior year.  The decrease in income tax expense was due to a decrease in the effective tax rate for the current six month period to 35.4%, compared to 39.2% for the same period in the prior year.  The decrease in the effective tax rate in the current period was a result of an increase in nontaxable income from BOLI and municipal securities.

The following table presents the average balances of our assets, liabilities and stockholders’ equity and the related annualized yields and costs on our interest-earning assets and interest-bearing liabilities for the periods indicated.  Average yields are derived by dividing annualized income by the average balance of the related assets and average costs are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances.  The yields and costs include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates.  Yields on tax-exempt securities were not calculated on a tax-equivalent basis.

	For the Six Months Ended
	March 31, 2008		March 31, 2007
	Average		Average
	Outstanding	Yield/	Outstanding	Yield/
	Balance	Rate	Balance	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,308,286	5.71%	$5,229,290	5.63%
Mortgage-related securities	1,626,128	4.60	1,719,138	4.29
Investment securities	348,058	4.13	674,394	4.73
Capital stock of FHLB	132,072	5.97	162,198	6.48
Cash and cash equivalents	150,176	3.66	176,195	5.16
Total interest-earning assets (1)	7,564,720	5.36	7,961,215	5.27
Other noninterest-earning assets	203,036		171,534
Total assets	$7,767,756		$8,132,749

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits	$3,939,977	3.70	$3,885,534	3.71
FHLB advances (2)	2,597,716	5.04	3,191,838	4.92
Other borrowings	236,049	5.07	53,479	8.25
Total interest-bearing liabilities	6,773,742	4.26	7,130,851	4.29
Other noninterest-bearing liabilities	124,776		135,137
Stockholders' equity	869,238		866,761
Total liabilities and stockholders' equity	$7,767,756		$8,132,749

Net interest rate spread		1.10%		0.99%
Net interest-earning assets	$790,978		$830,364
Net interest margin		1.52%		1.42%
Ratio of interest-earning assets
to interest-bearing liabilities		1.12		1.12

Selected Performance Ratios:
Return on average assets (annualized)		0.54%		0.46%
Return on average equity (annualized)		4.80%		4.32%
Average equity to average assets		11.19%		10.66%

(1)  Calculated net of deferred loan fees, loan discounts, and loans in process.  Non-accruing loans are included in the loans receivable average balance with a yield of zero percent.

(2)  The rate calculation includes net interest expense of $2.4 million and $6.7 million related to the interest rate swaps for the six months ended March 31, 2008 and March 31, 2007, respectively.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the six months ended March 31, 2008 to the six months ended March 31, 2007.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Six Months Ended
	March 31, 2008 vs. March 31, 2007
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$2,159	$2,198	$4,357
Mortgage-related securities	(2,053)	2,588	535
Investment securities	(6,944)	(1,811)	(8,755)
Capital stock of FHLB	(912)	(387)	(1,299)
Cash and cash equivalents	(586)	(1,147)	(1,733)
Total interest-earning assets	$(8,336)	$1,441	$(6,895)

Interest-bearing liabilities:
Savings (1)	$1,208	$81	$1,289
Checking	(9)	(29)	(38)
Money market	(277)	(3,885)	(4,162)
Certificates (1)	(129)	4,482	4,353
FHLB advances	(16,770)	3,478	(13,292)
Other borrowings	4,988	(1,138)	3,850
Total interest-bearing liabilities	$(10,989)	$2,989	$(8,000)

Net change in net interest and dividend income	$2,653	$(1,548)	$1,105

(1)  The increase in the volume and the rate in the savings accounts is related to the variable-rate retirement certificate of deposits that were reclassified to savings from certificates as the reclassified accounts did not have a stated maturity date as a result of changes required by the new core information technology processing system.  The change in volume and rate on the savings accounts would have been a decrease of $363 thousand and a decrease of $753 thousand, respectively, excluding the variable-rate retirement certificates reclassified to savings.  The change in the volume and rate on the certificates would have been an increase of $3.0 million and an increase of $2.4 million, respectively, including the variable-rate retirement certificates reclassified to savings.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and December 31, 2007

For the quarter ended March 31, 2008, the Company recognized net income of $11.7 million, compared to net income of $9.1 million for the quarter ended December 31, 2007.  The $2.6 million increase in net income was primarily the result of a $4.4 million increase in net interest and dividend income and an increase of $872 thousand in other income, partially offset by an increase in other expense of $1.5 million and income tax expense of $1.1 million.

Total interest and dividend income for the current quarter was $101.8 million compared to $101.0 million for the quarter ended December 31, 2007.  The $787 thousand increase was a result of an increase in interest income on mortgage-related securities of $3.1 million, partially offset by decreases in interest income on investment securities of $1.1 million and loans receivable of $987 thousand, and dividends on FHLB stock of $217 thousand.

Interest income on loans receivable for the current quarter was $75.3 million compared to $76.3 million for the quarter ended December 31, 2007.  The $987 thousand decrease in interest income was primarily a result of a seven basis point decrease in the average yield of the portfolio to 5.67% for the current quarter.  The decrease in the average yield was due to a decrease in the average yield of the home equity portfolio as a result of a decrease in the prime rate, and to modifications on mortgage loans.

Interest income on mortgage-related securities for the current quarter was $20.2 million compared to $17.1 million for the quarter ended December 31, 2007.  The $3.1 million increase was primarily a result of a $259.7 million increase in the average balance of the portfolio due to purchases.

Interest income on investment securities for the current quarter was $3.1 million compared to $4.1 million for the quarter ended December 31, 2007.  The $1.0 million decrease was primarily a result of a decrease in the average balance of $86.7 million for the current quarter due to calls and maturities that were not reinvested in the investment securities portfolio.

Interest expense decreased $3.6 million to $70.8 million for the current quarter from $74.4 million for the quarter ended December 31, 2007.  The decrease was due to a decrease in interest expense on deposits of $2.9 million and  FHLB advances of $2.4 million, partially offset by an increase in interest expense on other borrowings of $1.7 million.  The decrease in deposit interest expense was primarily a result of a decrease in the rate paid on money market, certificates, and retirement savings accounts due to a decrease in market rates.  The weighed average rate of the certificate of deposit portfolio also decreased as certificates with higher rates matured during the current quarter.  The decrease in interest expense on FHLB advances was primarily a result of a decrease in interest expense on the swapped FHLB advances due to the termination of certain interest rate swaps in December 2007 and partially due to a decrease in the average balance as not all maturing FHLB advances were renewed during the quarter.  The increase in interest expense on other borrowings of $1.7 million was due to an increase in the average balance of other borrowings due to the Bank entering into additional repurchase agreements during the second quarter of fiscal year 2008.

The Bank recorded a provision for loan losses of $119 thousand during the current quarter.  No provision was recorded in the prior quarter.  See additional discussion regarding the provision for loan losses in the section entitled “Asset Quality”.

Total other income increased $871 thousand to $8.0 million for the current quarter compared to $7.1 million for the quarter ended December 31, 2007.  Other income, net increased primarily as a result of the redemption of shares received in the Visa, Inc. initial public offering.  Retail fees and charges decreased as a result of a decrease in overdraft fees, ATM fees, and fee income from Visa check cards.

Total other expenses for the current quarter were $20.9 million for the current quarter, compared to $19.5 million in the prior quarter.  The increase in other expenses, net was due primarily to an increase in the MSR valuation allowance,an increase in losses related to low-income housing partnerships, which were purchased for their related tax credits, and an increase in office supplies and related expenses of $170 thousand due to an increase in postage and several large supply purchases.  The increase in advertising expense was due to the timing of media campaigns.  The increase in occupancy expense was due primarily to an increase in software maintenance.  The decrease in salaries and employee benefits was due primarily to a decrease in payroll expense, partially offset by adjustments to performance-related accruals and benefits whose expense is affected by the price of the Company’s stock.

Income tax expense for the current quarter was $6.2 million compared to $5.2 million for the quarter ended December 31, 2007.  The increase in income tax expense was primarily due to an increase in earnings for the current quarter, partially offset by a decrease in the effective tax rate for the current quarter.  The effective tax rate for the current quarter was 34.7% compared to 36.2% for the quarter ended December 31, 2007.  The decrease in the effective tax rate between quarters was a result of a decrease in FIN 48 items due to lapses in applicable statutes of limitations and adjustments to the deferred state tax rate in the current quarter.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended March 31, 2008 to the quarter ended December 31, 2007.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended
	March 31, 2008 vs. December 31, 2007
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$(65)	$(922)	$(987)
Mortgage-related securities	2,990	129	3,119
Investment securities	(880)	(189)	(1,069)
Capital stock of FHLB	(45)	(172)	(217)
Cash and cash equivalents	380	(438)	(58)
Total interest-earning assets	$2,380	$(1,592)	$788

Interest-bearing liabilities:
Savings	$(28)	$(454)	$(482)
Checking	8	--	8
Money market	105	(2,082)	(1,977)
Certificates	299	(736)	(437)
FHLB advances	(1,123)	(1,242)	(2,365)
Other borrowings	2,111	(445)	1,666
Total interest-bearing liabilities	$1,372	$(4,959)	$(3,587)

Net change in net interest and dividend income	$1,008	$3,367	$4,375

Liquidity and Capital Resources

Liquidity management is both a daily and long-term function of our business management.  The Bank’s most available liquid assets, represented by cash and cash equivalents, available-for-sale mortgage-related and investment securities, and short-term investment securities, are a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, FHLB advances, other borrowings, repayments on and maturities of outstanding loans and mortgage-related securities, other short-term investments, and funds provided from operations.  While scheduled payments from the amortization of loans and mortgage-related securities and payments on short-term investments are relatively predictable sources of funds, deposit flows and prepayments on loans and mortgage-related securities are greatly influenced by general interest rates, economic conditions and competition and are less predictable sources of funds.  To the extent possible, the Bank manages the cash flows of its portfolios by the rates it offers customers.  Sources of funds are used primarily to meet ongoing operations, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments.  At March 31, 2008, approximately $1.66 billion of the $2.54 billion in certificates of deposit were scheduled to mature within one year.  Based on past experience and our pricing strategy, we expect that a majority of these maturing deposits will renew, although no assurance can be given in this regard.

At March 31, 2008, cash and cash equivalents totaled $264.5 million, an increase of $101.7 million from September 30, 2007.  The increase in cash was due to higher cash receipts from called and maturing securities, principal repayments, deposits, and proceeds from borrowings in March.

The Bank has used FHLB advances to provide funds for lending and investment activities.  FHLB lending guidelines set borrowing limits as part of their underwriting standards.  At March 31, 2008, the Bank’s ratio of the face amount of advances to total assets, as reported to the Office of Thrift Supervision (“OTS”), was 32%.  Our advances are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to FHLB Topeka.  Advances in excess of 40% of total assets, but not exceeding 55% of total assets, may be approved by the president of FHLB Topeka based upon a review of documentation supporting the use of the advances. Currently, the blanket pledge is sufficient collateral for our outstanding FHLB advances.  It is possible that increases in our borrowings or decreases in our loan portfolio could require the Bank to pledge securities as collateral on the FHLB advances.  The Bank’s policy allows borrowing from FHLB of up to 55% of total assets.

During fiscal year 2008, the Bank entered into repurchase agreements totaling $400.0 million.  The agreements are treated as secured borrowings and are reported as a liability of the Company on a consolidated basis.  The Bank has pledged securities with a market value of $413.8 million as collateral.  At the maturity date of these borrowings, the pledged securities will be delivered to the Bank.  The Bank may enter into additional repurchase agreements as management deems appropriate

In 2004, the Company issued $53.6 million in Junior Subordinated Deferrable Interest Debentures (“Debentures”) in connection with a trust preferred securities offering.  The Company received, net, $52.0 million from the issuance of the Debentures and an investment of $1.6 million in Capitol Federal Financial Trust I (the “Trust”).  The Company did not down-stream the proceeds to be used by the Bank for Tier 1 capital because the Bank exceeded all regulatory requirements to be a well-capitalized institution.  Instead, the Company deposited the proceeds into certificate accounts at the Bank to be used to further the Company’s general corporate and capital management strategies, which could include the payment of dividends.

Despite the current challenging rate environment, it is management’s and the board of directors’ intention to continue to pay regular quarterly dividends of $0.50 per share for the foreseeable future.  MHC, which owns a majority of the outstanding shares of CFFN common stock, generally waives its right to receive dividends paid on the common stock.  See additional discussion and calculation of public shares in “Item 2, Management’s Discussion and Analysis – Stockholders’ Equity.” At March 31, 2008, CFFN, at the holding company level, had $106.6 million in cash and certificates of deposit at the Bank to be used to further the Company's general corporate and capital management strategies, which could include the payment of dividends.

Off Balance Sheet Arrangements, Commitments and Contractual Obligations

The Company, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities.  Commitments may include, but are not limited to:

•	the origination, purchase, or sale of loans
•	the purchase or sale of investment and mortgage-related securities,
•	extensions of credit on home equity loans and construction loans,
•	terms and conditions of operating leases, and
•	funding withdrawals of savings accounts at maturity.

The Company’s contractual obligations related to operating leases and debentures have not changed significantly from September 30, 2007.  The following table summarizes our other contractual obligations as of March 31, 2008.

	Maturity Range
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
		(Dollars in thousands)

FHLB Advances	$2,546,000	$925,000	$1,445,000	$176,000	$--
	4.87%	4.44%	5.19%	4.53%	--%
Repurchase Agreements	400,000	--	150,000	225,000	25,000
	3.88%	--	3.76%	4.02%	3.33%
Certificates of Deposit	2,538,618	1,658,714	797,203	81,377	1,324
	4.54%	4.63%	4.41%	4.17%	4.39%
Commitments to originate and
purchase mortgage loans	175,823	175,823	--	--	--
	5.63%	5.63%	--%	--%	--%
Commitments to fund unused home
equity lines of credit	271,188	271,188	--	--	--
	6.71%	6.71%	--%	--%	--%
Unadvanced portion of
construction loans	45,033	45,033	--	--	--

A percentage of commitments to originate mortgage loans are expected to expire unfunded, so the amounts reflected above are not necessarily indicative of future liquidity requirements.  Additionally, the Bank is not obligated to honor commitments to fund unused home equity lines of credit if a customer is delinquent or otherwise in violation of the loan agreement.

The maturity schedule for our certificate of deposit portfolio at March 31, 2008 is located under “Item 3. Quantitative and Qualitative Disclosure About Market Risk.”  We anticipate that we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

The following table presents the maturity of FHLB advances at par and repurchase agreements as of March 31, 2008.  The balance of advances excludes the unrealized loss adjustment on the remaining swapped FHLB advance and the deferred gain on the terminated interest rate swaps.  Management will continue to monitor the Bank’s investment opportunities and balance those opportunities with the cost of FHLB advances or other funding sources throughout fiscal year 2008.

			Actual rates	Effective
	FHLB	Repurchase	without	rates with
Maturity by	Advances	Agreements	interest rate	interest rate
Fiscal year	Amount	Amount	swaps	swaps
	(Dollars in thousands)
2008	$625,000	$--	4.58%	4.37%
2009	620,000	--	4.27	4.27
2010(1)	925,000	25,000	5.50	5.50
2011	276,000	150,000	4.49	4.49
2012	100,000	150,000	4.22	4.22
2013	--	75,000	3.43	3.43
Total	$2,546,000	$400,000	4.74%	4.69%

(1) The interest rate swaps hedged against a portion of these advances were terminated during the first quarter of fiscal year 2008. The effective rate with interest rate swaps includes the rate adjustment associated with the deferred gain related to the interest rate swap termination, which will be amortized as a rate adjustment over the remaining life of the related advances.

The following table presents the maturity of FHLB advances for the next four quarters as of March 31, 2008.  As of March 31, 2008, the Bank had an interest rate swap agreement with a notional amount of $225.0 million that is scheduled to mature in May 2008.

		Weighted
		Average
Maturity by Quarter End	Amount	Rate
	(Dollars in thousands)
June 30, 2008	$425,000	4.85%
September 30, 2008	200,000	3.99
December 31, 2008	--	--
March 31, 2009	300,000	4.16
	$925,000	4. 44%

In December 2003, management entered into interest rate swap agreements with an aggregate notional amount of $800.0 million to modify the Bank’s interest rate risk profile by hedging certain FHLB advances.   In December 2007, management terminated interest rate swap agreements with an aggregate notional amount of $575.0 million due to favorable economic market conditions.  The interest rate swaps were scheduled to mature in fiscal year 2010.  The net position at the time of termination was a gain of $1.7 million which is being deferred and recorded as a yield adjustment to the related advances over the remaining term to maturity of the advances.  The termination of the interest rate swap agreements improved the interest rate risk profile of the Bank by extending the effective repricing frequency of the related advances from monthly to their stated maturity.  See “Notes to Consolidated Financial Statements—Note 4.”

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims.  In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company’s consolidated financial statements for the current interim or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.  Total equity for the Bank was $800.0 million at March 31, 2008, or 10.0% of total Bank assets on that date.  As of March 31, 2008, the Bank exceeded all capital requirements of the OTS.  The following table presents the Bank’s regulatory capital ratios at March 31, 2008 based upon regulatory guidelines.
		Regulatory
		Requirement
	Bank	For “Well
	Ratios	Capitalized” Status
Core capital	9.8%	5.0%
Tier I risk-based capital	23.0%	6.0%
Total risk-based capital	22.8%	10.0%

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  Under OTS safe harbor regulations, the Bank may distribute to the Company capital not exceeding net income for the current calendar year and the prior two calendar years.  Due to the impact refinancing FHLB advances had on earnings in 2004, the Bank cannot distribute capital to the Company unless it receives waivers of the safe harbor regulation from the OTS during the current waiver period.  It is likely a waiver will be necessary through December 31, 2008.  Currently, the Bank has authorization from the OTS to distribute capital from the Bank to the Company through the quarter ending June 30, 2008.  So long as the Bank continues to maintain excess capital, operate in a safe and sound manner, and comply with the interest rate risk management guidelines of the OTS, it is management’s belief that the Bank will continue to receive waivers allowing it to distribute the net income of the Bank to the Company, although no assurance can be given in this regard.

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

ALCO regularly reviews the interest rate risk exposure of the Bank by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and measuring the market value of portfolio equity (“MVPE”) at various dates.  The MVPE is defined as the net of the present value of the cash flows of an institution’s existing assets, liabilities and off-balance sheet instruments.  The present values are determined in alternative interest rate environments providing potential changes in MVPE under those alternative interest rate environments. The Bank’s analysis of its MVPE at March 31, 2008 indicates an increase in its risk exposure as compared to December 31, 2007.  The Bank’s analysis of the sensitivity of its net interest income to parallel changes in interest rates at March 31, 2008 indicates an increase in sensitivity since December 31, 2007.

For each period end presented in the following table, the estimated percentage change in the Bank’s net interest income based on the indicated instantaneous, parallel and permanent change in interest rates is presented.  The percentage change in each interest rate environment represents the difference between estimated net interest income in the 0 basis point interest rate environment (“base case”, assumes the forward market and product interest rates implied by the yield curve are realized) and estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates).  At March 31, 2008, the three-month Treasury bill was 1.38%, so the -200 basis point scenario is not presented.  Estimations of net interest income used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented.  The estimation of net interest income does not include any change in the amount of unamortized premium on mortgage-related securities, any projected gain-on-sale related to the sale of loans or securities or the effect of the use of new interest rate swaps or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments.  It is important to consider that the estimated changes in net interest income are for a cumulative four-quarter period.  These do not reflect the earnings expectations of management.

Percentage Change in Net Interest Income
	At
Change (in Basis Points)	March 31,	December 31,	September 30,
in Interest Rates (1)	2008	2007	2007
-100 bp	-2.23	1.63	14.53
0 bp	--	--	--
+100 bp	-3.27	-2.77	-8.30
+200 bp	-7.84	-9.31	-23.25
+300 bp	-13.38	-16.56	-38.61

(1)   Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

The primary reason for the decrease in estimated net interest income in the increasing rate environments is the anticipated increase in the cost of deposits in excess of the increases in yields in the loan and investment and mortgage-related securities portfolios.  The increase in the cost of deposits is primarily a result of the relatively short average maturity of the Bank’s certificate of deposit portfolio.  The increase in the cost of deposits is also due to anticipated increases in the cost of money market accounts.  Changes in the rates on the mortgage loan and mortgage-related securities portfolios happen at a slower pace, compared to the interest-bearing liabilities, because only the amount of cash flow received on the repayment of these portfolios is reinvested at the higher rates. In addition, caps on adjustable-rate products limit the increase in rates in these assets when rates rise.  The lower sensitivity of earnings to increases in market rates from December 31, 2007 to March 31, 2008 is in part due to the lengthening of the maturities of advances and other borrowed money.

The decrease in estimated net interest income if interest rates were to decrease 100 basis points is primarily the result of the significant increase in prepayment on mortgage related assets that will need to be reinvested at lower yields.  This did not occur in the down 100 basis point scenario as of December 31, 2007 because interest rates were higher at that time resulting in longer average lives for mortgage related assets.  Interest rates were lower at March 31, 2008 resulting in shorter average lives in the base case.  A further reduction in interest rates, such as in the down 100 basis point scenario, results in assets repricing at a faster pace than liabilities.  The increased sensitivity to earnings in the decreasing rate environments is also attributable to longer maturity FHLB advances and other borrowed money relative to faster repricing assets.

As a result of the flat or inverted yield curve during fiscal year 2007 and the relatively short term to reprice of our liabilities compared to our assets, the Bank experienced net interest margin compression during fiscal year 2007.  The steeper yield curve during the first half of fiscal year 2008 has benefitted the net interest margin as short-term liabilities have repriced at lower interest rates while cashflows from the mortgage loan and mortgage-related securities portfolios have been reinvested at relatively higher rates, which has caused an increase in earnings.

The following table sets forth the estimated percentage change in MVPE at each period end presented based on the indicated instantaneous, parallel and permanent change in interest rates.  The MVPE is defined as the net of the present value of the cash flows of an institution’s existing assets, liabilities and off-balance sheet instruments.  The percentage change in each interest rate environment represents the difference between MVPE in the base case and MVPE in each alternative interest rate environment.  At March 31, 2008, the three-month Treasury bill was 1.38%, so the -200 basis point scenario is not presented.  The estimations of MVPE used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change, that any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented, and that different prepayment rates are used in each alternative interest rate environment.  The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment.  The table presents the effects of the change in interest rates on our assets and liabilities as they mature, repay or reprice, as shown by the change in the MVPE in changing interest rate environments.

Percentage Change in MVPE
	At
Change (in Basis Points)	March 31,	December 31,	September 30,
in Interest Rates (1)	2008	2007	2007
-100 bp	0.30	2.27	5.37
0 bp	--	--	--
+100 bp	-14.11	-11.35	-13.99
+200 bp	-33.84	-27.06	-32.14
+300 bp	-54.65	-44.47	-52.52

(1)   Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

Changes in the estimated market values of our financial assets and liabilities drive changes in estimates of MVPE.  The market value of shorter term-to-maturity financial instruments is less sensitive to changes in interest rates than the market value of longer term-to-maturity financial instruments.  Because of this, our certificates of deposit (which have relatively short average lives) tend to display less sensitivity to changes in interest rates than do our mortgage-related assets (which have relatively long average lives).  However, the average life expected on our mortgage-related assets varies under different interest rate environments because customers have the ability to prepay their mortgage loans.  Prepayment assumptions change on mortgage-related assets under various interest rate environments because many customers with mortgage debt look to obtain financing at the lowest cost available.  Generally, there is no penalty to prepay a mortgage loan we have originated or purchased.  If rates decrease, the customer has an economic incentive to lower the cost of their mortgage (through a lower interest rate) with only the fees associated with the new mortgage or loan modification to obtain the lower cost mortgage.  In a decreasing rate environment, prepayments increase and the average life of a mortgage shortens compared to higher rate environments.  When interest rates increase, the economic incentive for customers to modify their mortgage debt is reduced, resulting in lower prepayment assumptions and longer average lives.  Holders of certificates of deposit have the ability to modify the terms of their deposits by withdrawing before maturity the balance in their account.  Generally a penalty is assessed for early withdrawal.  In a decreasing rate environment the economic incentive to the depositor probably does not exist because the rate on the new account would likely be lower than they are currently receiving.  Given the short term nature of our certificates of deposit, in an increasing rate environment customers will likely wait until maturity to change the terms of their deposit, which would result in no change to the expected lives of our certificates of deposit in a rising rate environment.  These characteristics of financial assets and liabilities result in a decrease in the estimated value of the Bank’s MVPE in rising rate environments.

The Bank’s measure of its MVPE sensitivity to decreasing interest rates indicates a small decrease in the MVPE at March 31, 2008 for the down 100 basis point scenario.  The negative impact in the down interest rate environment is caused primarily by the significant increase in the projected cash flows from mortgage prepayments, refinances or modifications of loans to market rates lower than in the base case analysis such that the lives of the assets would be shorter than the liabilities than in the base case relative to changes in the average lives of the liabilities.  The higher prepayment assumptions shorten the expected average lives on our fixed-rate assets, thereby decreasing the sensitivity of the present value of their cash flows to changes in interest rates, while the expected average lives of our liabilities remains largely unchanged.

The Bank’s MVPE declines in rising interest rate environments as well.  As rates increase, the estimated fair values of the liabilities with short average lives do not respond to rates in the same manner as the longer maturity assets, such as our fixed-rate loans, which have longer average lives.  The prepayment assumptions on the fixed-rate loans in particular, and all loans in general, anticipate prepayment rates in the increasing rate environments that would likely only be realized through normal changes in customers lives, such as divorce, death, job-related relocations, and other life changing events.  The lower prepayment assumptions extend the expected average lives on these assets, relative to assumptions in the base case, thereby increasing their sensitivity to changes in interest rates.  The net effect of these characteristics of short-lived liabilities and long-lived assets is to increase the sensitivity of the Bank to changes in interest rates the more rates increase.  The sensitivity of the Bank’s MVPE increased from December 31, 2007 primarily due to lower interest rates that result in greater changes to the average lives of mortgage related assets due to changing rates and to an increase in the percentage of mortgage related assets to total assets.

Gap Table:  The following gap table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of March 31, 2008, based on the information and assumptions set forth in the notes below.  Cash flow projections for mortgage loans and mortgage-related securities are calculated based on current interest rates.  Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates.  The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a change in interest rates, prepayment and early withdrawal levels likely would deviate significantly from those assumed in calculating the gap table. For additional information regarding the impact of changes in interest rates, see the Percentage Change in Net Interest Income and Percentage Change in MVPE tables above.

March 31, 2008
	Within Three Months	Three Months To One Year	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable (1) (2):
Mortgage loans:
Fixed	$192,263	$848,397	$1,249,812	$421,378	$813,286	$3,525,136
Adjustable	181,831	606,673	715,982	87,722	4,104	1,596,312
Other loans	128,673	5,121	10,132	7,630	59,261	210,817
Securities:
Non-mortgage securities (3)	29,422	14,236	6,457	4,636	33,755	88,506
Mortgage-related securities (4)	321,859	642,075	558,477	191,598	352,868	2,066,877
Other interest-earning assets	222,021	--	--	--	--	222,021
Total interest-earning assets	1,076,069	2,116,502	2,540,860	712,964	1,263,274	7,709,669

Interest-bearing liabilities:
Deposits:
Savings (5)	125,886	6,859	16,149	12,781	69,375	231,050
Checking (5)	10,204	34,459	75,845	76,141	227,026	423,675
Money market (5)	37,425	103,165	190,270	139,671	357,092	827,623
Certificates	574,896	1,083,818	797,203	81,377	1,324	2,538,618
Borrowings (6)	478,609	500,000	1,595,000	401,000	25,000	2,999,609
Total interest-bearing liabilities	1,227,020	1,728,301	2,674,467	710,970	679,817	7,020,575

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(150,951)	$388,201	$(133,607)	$1,994	$583,457	$689,094

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$(150,951)	$237,250	$103,643	$105,637	$689,094

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total assets at March 31, 2008	(1.88)%	2.95%	1.29%	1.32%	8.58%
Cumulative excess (deficiency) at September 30, 2007	(9.45)%	(11.57)%	(5.52)%	1.68%	8.72%
Cumulative excess (deficiency) at September 30, 2006	(7.91)%	(13.62)%	(13.92)%	(4.37)%	7.94%

(1)  Adjustable-rate loans are included in the period in which the rate is next scheduled to adjust or in the period in which repayments are expected to occur prior to their next rate adjustment, rather than in the period in which the loans are due.  Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.
(2)  Balances have been reduced for non-performing loans, which totaled $9.9 million at March 31, 2008.
(3)  Based on contractual maturities, or terms to call date or pre-refunding dates as of March 31, 2008, and excludes the unrealized gain adjustment of $91 thousand on AFS investment securities.
(4)  Reflects estimated prepayments of mortgage-related securities in our portfolio, and excludes the unrealized gain adjustment of $9.9 million on AFS mortgage-related securities.
(5)  Although our checking, savings and money market accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities.  The decay rates (the assumed rate at which the balance of existing accounts would decline) used on these accounts are based on assumptions developed based upon our actual experience with these accounts.  If all of our checking, savings and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $927.1 million, for a cumulative one-year gap of (11.54)% of total assets.
(6)  Borrowings exclude the $131 thousand unrealized gain adjustment on the swapped FHLB advances, $1.5 million deferred gain on the terminated interest rate swaps, and $57 thousand of capitalized debt issuance costs on other borrowings.

The change in the one-year gap to positive 2.95% from a negative 11.57% from September 30, 2007 to March 31, 2008, respectively, occurred for two reasons.  The first was a reduction of liabilities repricing in the upcoming year that was caused by the termination of $575 million of interest rate swaps hedging FHLB advances.  These interest rate swaps effectively converted long-term fixed-rate advances to adjustable-rate advances that repriced monthly.  Once the swaps were terminated the advances became long-term fixed-rate liabilities that will not reprice in the upcoming year.  The second reason for the change in the one-year gap was the decrease in interest rates.  This decrease is expected to cause a significant increase in the projected cash flows in the upcoming year from mortgage prepayments, refinances or modifications of loans to lower market rates.  This results in shorter average lives and quicker repricing of assets than the September 30, 2007 projections.

Changes in portfolio composition.  The following table presents the distribution of our investment and mortgage-related securities portfolios, at cost, at the dates indicated.  Overall, fixed-rate securities comprised 58% of these portfolios at March 31, 2008 compared to 60% at September 30, 2007.  The WAL is the estimated remaining maturity after projected prepayment speeds and call option assumptions have been applied.  The increase in the WAL between September 30, 2007 and March 31, 2008 was due largely to purchasing new securities and reinvesting principal cash flows into securities with longer WAL, and general assumptions about a slow-down in prepayment speeds based upon market assumptions at March 31, 2008.  The increase in the yield between September 30, 2007 and March 31, 2008 is a result of the purchase of securities with yields greater than that of the overall portfolio yield.
	March 31, 2008			December 31, 2007			September 30, 2007
	Balance	WAL	Yield	Balance	WAL	Yield	Balance	WAL	Yield
	(Dollars in thousands)
Fixed-rate investments:
Agency bonds	$41,382	0.19	5.47%	$460,997	0.28	4.18%	$501,057	1.51	4.56%
Mortgage-related securities, at cost	1,156,848	4.03	4.83	806,285	4.12	4.79	632,142	4.15	4.68
Municipal bonds	47,124	5.15	3.57	38,949	7.06	3.66	23,018	5.06	3.69
Total fixed-rate investments	1,245,354	3.94	4.80	1,306,231	2.85	4.54	1,156,217	3.02	4.61

Adjustable-rate investments:
Mortgage-related securities, at cost	910,030	5.97	4.55	797,628	4.71	4.53	780,147	3.95	4.29
Total adjustable-rate investments	910,030	5.97	4.55	797,628	4.71	4.53	780,147	3.95	4.29
Total investment portfolio, at cost	$2,155,384	4.80	4.70%	$2,103,859	3.56	4.54%	$1,936,364	3.40	4.48%

The certificate of deposit portfolio increased $37.4 million from September 30, 2007 to March 31, 2008 and the average cost of the portfolio decreased 23 basis points between the two reporting dates.  Certificates maturing in one year or less at March 31, 2008 were $1.66 billion with an average cost of 4.63%.  The following table presents the maturity of certificates of deposit at the dates indicated.

	March 31, 2008		December 31, 2007		September 30, 2007		June 30, 2007
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Certificates maturing within:
0 to 3 months	$574,897	4.84%	$506,282	4.74%	$358,141	4.55%	$360,011	4.42%
3 to 6 months	448,972	4.74	573,343	4.87	507,072	4.77	358,352	4.63
6 months to one year	634,845	4.36	749,696	4.86	881,810	4.88	921,104	4.81
One year to two years	508,283	4.20	357,331	4.45	400,859	4.66	580,902	4.85
After two years	371,621	4.64	340,584	4.81	353,366	4.85	260,821	4.69
Total certificates	$2,538,618	4.54%	$2,527,236	4.77%	$2,501,248	4.77%	$2,481,190	4.72%

Average maturity (in years)	0.95		0.90		0.95		0.95

Item 4.  Controls and Procedures
John B. Dicus, the Company’s President and Chief Executive Officer, and Kent G. Townsend, the Company’s Executive Vice President and Chief Financial Officer, have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of March 31, 2008.  Based upon their evaluation, they have concluded that as of March 31, 2008, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2008, there were no changes in the Company’s internal control over financial reporting as defined by Rule 13a-15(d) of the Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table summarizes our share repurchase activity during the three months ended March 31, 2008 and additional information regarding our share repurchase program.   Our current repurchase plan of 500,000 shares was announced on May 26, 2006.  The plan has no expiration date and had 187,931 shares remaining as of March 31, 2008.  The Company intends to repurchase shares from time to time, depending on market conditions, at prevailing market prices in open-market and other transactions.  The shares would be held as treasury stock for general corporate use.

	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased as	of Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plan
January 1, 2008 through
January 31, 2008	--	--	--	187,931
February 1, 2008 through
February 29, 2008	--	--	--	187,931
March 1, 2008 through
March 31, 2008	--	--	--	187,931
Total	--	--	--	187,931

<Index>
Item 3.  Defaults Upon Senior Securities
Not applicable.

<Index>
Item 4.  Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders for the fiscal year ended September 30, 2007, was held on January 9, 2008.  Two matters were presented to the stockholders.  The results were previously included in Part 2, Item 4 in the Form 10-Q for the period ended December 31, 2007.

<Index>
Item 5.  Other Information
Not applicable.

<Index>
Item 6.  Exhibits
See Index to Exhibits.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL

Date:   May 5, 2008                                                By: /s/ John B. Dicus
                                                                                      John B. Dicus, President and
                                                                                      Chief Executive Officer

Date:   May 5, 2008                                               By: /s/ Kent G. Townsend
                                                                                      Kent G. Townsend, Executive Vice President and
                                                                                      Chief Financial Officer

<Index>

INDEX TO EXHIBITS
Exhibit Number	Document
2.0	Plan of Reorganization and Stock Issuance Plan*
3(i)	Federal Stock Charter of Capitol Federal Financial*
3(ii)	Bylaws of Capitol Federal Financial filed on November 29, 2007 as Exhibit 3(ii) to the Annual Report on Form 10-K and incorporated herein by reference
4(i)	Form of Stock Certificate of Capitol Federal Financial*
4(ii)	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, the instruments defining the rights of the holders of the Registrant’s long-term debt
10.1(i)	Registrant’s Thrift Plan filed on November 29, 2007 as Exhibit 10.1(i) to the Annual Report on Form 10-K and incorporated herein by reference
10.1(ii)	Registrant’s Stock Ownership Plan filed on November 29, 2007 as Exhibit 10.1(ii) to the Annual Report on Form 10-K and incorporated herein by reference
10.2	Registrant’s 2000 Stock Option and Incentive Plan (the “Stock Option Plan”) filed on April 13,
2000 as Appendix A to Registrant’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference
10.3	Registrant’s 2000 Recognition and Retention Plan (the “RRP”) filed on April 13, 2000 as
Appendix B to Registrant’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference
10.4	Capitol Federal Financial Deferred Incentive Bonus Plan filed on December 14, 2006 as Exhibit 10.4 to the Annual Report on Form 10-K and incorporated herein by reference
10.5	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q and incorporated herein by reference
10.6	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4,
2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q and incorporated herein by reference
10.7	Form of Restricted Stock Agreement under the RRP filed on February 4, 2005 as Exhibit 10.7 to the
December 31, 2004 Form 10-Q and incorporated herein by reference
10.8	Description of Named Executive Officer Salary and Bonus Arrangements filed on November 29,
2007 as Exhibit 10.8 to the Annual Report on Form 10-K and incorporated herein by reference
10.9	Description of Director Fee Arrangements filed on February 5, 2007 as Exhibit 10.9 to the March 31, 2007 Form 10-Q and incorporated herein by reference
10.10	Short-term Performance Plan filed on December 14, 2005 as Exhibit 10.10 to the Annual
Report on Form 10-K for the fiscal year ended September 30, 2005 and incorporated herein by reference
11	Statement re: computation of earnings per share**
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President and Chief Financial Officer
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