Form 10-Q
period 2008-06-30
CAPITOL FEDERAL FINANCIAL
filed 2008-08-04
CIK 1074433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________

Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

                                                                                                 or

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

          As of July 28, 2008, there were 74,070,618 shares of Capitol Federal Financial Common Stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data and amounts)
	June 30,	September 30,
	2008	2007
ASSETS:	(Unaudited)
Cash and cash equivalents	$86,437	$162,791
Investment securities:
Available-for-sale ("AFS") at market (amortized cost of $51,833 and $102,331)	51,343	102,424
Held-to-maturity ("HTM") at cost (market value of $92,778 and $418,940)	93,003	421,744
Mortgage-related securities:
AFS, at market (amortized cost of $1,273,229 and $400,705)	1,265,366	402,686
HTM, at cost (market value of $791,936 and $995,415)	801,319	1,011,585
Loans receivable held-for-sale, net	3,671	2,184
Loans receivable, net	5,326,061	5,291,426
Mortgage servicing rights ("MSR")	5,166	5,606
Bank-owned life insurance ("BOLI")	51,837	50,027
Capital stock of Federal Home Loan Bank ("FHLB"), at cost	129,172	139,661
Accrued interest receivable	32,308	35,869
Premises and equipment, net	27,775	26,610
Real estate owned, net	2,207	2,097
Income taxes receivable	--	6,620
Deferred income tax assets, net	--	543
Other assets	16,472	15,657
TOTAL ASSETS	$7,892,137	$7,677,530

LIABILITIES:
Deposits	$3,961,543	$3,922,782
Advances from FHLB	2,547,294	2,732,183
Other borrowings, net	453,566	53,524
Advance payments by borrowers for taxes and insurance	29,189	51,397
Income taxes payable	4,293	--
Deferred income tax liabilities, net	512	--
Accounts payable and accrued expenses	31,834	50,013
Total liabilities	7,028,231	6,809,899

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 shares authorized, 91,512,287
shares issued; 74,067,618 and 74,258,977 shares outstanding	915	915
as of June 30, 2008 and September 30, 2007, respectively
Additional paid-in capital	443,446	438,964
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(10,586)	(12,098)
Unearned compensation, Recognition and Retention Plan ("RRP")	(639)	(630)
Retained earnings	753,951	750,186
Accumulated other comprehensive (loss) gain	(5,202)	1,287
Less shares held in treasury (17,444,669 and 17,253,310 shares as of
June 30, 2008 and September 30, 2007, respectively, at cost)	(317,979)	(310,993)
Total stockholders' equity	863,906	867,631
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,892,137	$7,677,530

See accompanying notes to consolidated interim financial statements.

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)
(Dollars and share counts in thousands except per share data and amounts)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
INTEREST AND DIVIDEND INCOME:
Loans receivable	$74,651	$73,219	$226,190	$220,401
Mortgage-related securities	24,869	16,224	62,242	53,062
Investment securities	1,298	8,459	8,489	24,405
Capital stock of FHLB	1,502	2,413	5,446	7,656
Cash and cash equivalents	465	1,211	3,262	5,741
Total interest and dividend income	102,785	101,526	305,629	311,265

INTEREST EXPENSE:
Deposits	31,174	37,377	104,352	109,113
FHLB advances	30,248	37,220	96,205	116,469
Other borrowings	4,682	1,113	10,762	3,343
Total interest expense	66,104	75,710	211,319	228,925

NET INTEREST AND DIVIDEND INCOME	36,681	25,816	94,310	82,340
PROVISION (RECOVERY) FOR LOAN LOSSES	1,602	--	1,721	(225)
NET INTEREST AND DIVIDEND INCOME
AFTER PROVISION (RECOVERY) FOR LOAN LOSSES	35,079	25,816	92,589	82,565

OTHER INCOME:
Retail fees and charges	4,566	3,957	13,150	12,034
Income from BOLI	577	--	1,810	--
Loan fees	572	644	1,751	1,856
Insurance commissions	486	529	1,661	1,483
Gains on securities and loans receivable, net	244	7	501	64
Other, net	900	771	3,565	2,363
Total other income	7,345	5,908	22,438	17,800

OTHER EXPENSES:
Salaries and employee benefits	11,021	10,717	31,729	31,211
Occupancy of premises	3,750	3,488	10,384	9,887
Regulatory and other services	1,267	1,781	4,345	4,914
Deposit and loan transaction fees	1,364	1,226	3,935	3,226
Advertising	1,216	1,081	3,433	3,193
Other, net	1,218	1,843	6,368	5,602
Total other expenses	19,836	20,136	60,194	58,033
INCOME BEFORE INCOME TAX EXPENSE	22,588	11,588	54,833	42,332
INCOME TAX EXPENSE	8,233	4,299	19,638	16,336
NET INCOME	$14,355	$7,289	$35,195	$25,996

Basic earnings per common share	$0.20	$0.10	$0.48	$0.36
Diluted earnings per common share	$0.20	$0.10	$0.48	$0.36
Dividends declared per public share	$0.50	$0.50	$1.50	$1.59

Basic weighted average common shares	72,933	72,947	72,922	72,795
Diluted weighted average common shares	73,021	73,043	72,985	72,944

See accompanying notes to consolidated interim financial statements.

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands except per share data and amounts)

						Accumulated
		Additional	Unearned	Unearned		Other
	Common	Paid-In	Compensation	Compensation	Retained	Comprehensive	Treasury
	Stock	Capital	(ESOP)	(RRP)	Earnings	Gain (Loss)	Stock	Total

Balance at October 1, 2007	$915	$438,964	$(12,098)	$(630)	$750,186	$1,287	$(310,993)	$867,631
Cumulative effect of Financial Accounting
Standards Board Interpretation No. 48 adoption					(339)			(339)
Balance at October 1, 2007	$915	$438,964	$(12,098)	$(630)	$749,847	$1,287	$(310,993)	$867,292
Comprehensive income:
Net income					35,195			35,195
Changes in unrealized gains (losses)
on mortgage-related and investment securities
AFS, net of deferred income taxes
of $3.9 million						(6,489)		(6,489)
Total comprehensive income								28,706

Tax benefit of market value change in vested RRP shares		15						15
Common stock committed to be released for allocation - ESOP		3,838	1,512					5,350
Acquisition of treasury stock							(7,307)	(7,307)
Stock options exercised		151					225	376
Treasury stock activity related to RRP, net		216		(322)			96	(10)
Amortization of unearned compensation - RRP				313				313
Stock based compensation expense		262						262
Dividends on common stock to public
stockholders ($1.50 per public share)					(31,091)			(31,091)
Balance at June 30, 2008	$915	$443,446	$(10,586)	$(639)	$753,951	$(5,202)	$(317,979)	$863,906

See accompanying notes to consolidated interim financial statements.

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the Nine Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,195	$25,996
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(5,446)	(7,655)
Provision (Recovery) for loan losses	1,721	(225)
Originations of loans receivable held-for-sale	(32,555)	(1,941)
Proceeds from sales of loans receivable held-for-sale	31,220	3,103
MSR activity, net	440	900
Amortization and accretion of premiums and discounts on mortgage-
related securities and investment securities	496	(626)
Principal collected on trading securities	--	7,729
Proceeds from sale of trading securities	--	389,209
Increase in cash surrender value of BOLI	(1,810)	--
Depreciation and amortization of premises and equipment	3,934	3,399
Amortization of deferred debt issuance costs	42	42
Deferred gain on termination of interest rate swaps, net of amortization	1,294	--
Common stock committed to be released for allocation - ESOP	5,350	5,766
Stock based compensation - stock options and RRP	575	514
Other, net	(484)	(525)
Changes in:
Accrued interest receivable	3,561	3,223
Other assets	(815)	(1,290)
Income taxes payable/receivable	15,583	13,337
Accounts payable and accrued expenses	(4,362)	(2,285)
Net cash provided by operating activities	53,939	438,671

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities or calls of investment securities AFS	99,791	83,740
Purchases of investment securities AFS	(49,248)	(1,520)
Proceeds from maturities or calls of investment securities HTM	514,108	361,500
Purchases of investment securities HTM	(185,138)	(683,717)
Principal collected on mortgage-related securities AFS	171,534	174,750
Purchases of mortgage-related securities AFS	(1,044,847)	(19,912)
Proceeds from sale of mortgage-related securities AFS	--	15,237
Principal collected on mortgage-related securities HTM	215,767	186,217
Purchases of mortgage-related securities HTM	(5,483)	(135,570)
Proceeds from the redemption of capital stock of FHLB	28,861	25,529
Purchases of capital stock of FHLB	(12,926)	(301)
Loan originations, net of principal collected	(85,692)	(96,602)
Loan purchases, net of principal collected	45,015	64,824
Net deferred fee activity	463	177
Purchases of premises and equipment, net	(5,113)	(4,292)
Proceeds from sales of real estate owned, net	4,084	3,711
Net cash used in investing activities	(308,824)	(26,229)

(Continued)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(31,091)	(32,653)
Dividends in excess of debt service cost of ESOP, net	--	669
Deposits, net of withdrawals	38,761	46,262
Proceeds from advances/line of credit from FHLB	725,000	6,901
Repayments on advances/line of credit from FHLB	(925,000)	(406,901)
Proceeds from repurchase agreements	400,000	--
Change in advance payments by borrowers for taxes and insurance	(22,208)	(26,139)
Acquisitions of treasury stock	(7,307)	(1,516)
Stock options exercised	325	3,828
Excess tax benefits from stock options	51	2,529
Net cash provided by (used in) financing activities	178,531	(407,020)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(76,354)	5,422
CASH AND CASH EQUIVALENTS:
Beginning of period	162,791	183,242
End of period	$86,437	$188,664

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments, net of refunds	$4,003	$711
Interest payments, net of interest credited to deposits	$106,659	$124,992

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Loans transferred to real estate owned	$4,188	$2,673

Market value change related to fair value hedge:
Interest rate swaps hedging FHLB advances	$(13,817)	$(1,632)

(Concluded)
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

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2008(1)	2007(4)	2008(2) (3)	2007(4) (5)
(Dollars in thousands, except per share amounts)
Net income	$14,355	$7,289	$35,195	$25,996

Average common shares outstanding	72,832,039	72,846,007	72,870,800	72,743,849
Average committed ESOP shares outstanding	101,374	101,374	50,778	50,779
Total basic average common shares outstanding	72,933,413	72,947,381	72,921,578	72,794,628

Effect of dilutive RRP shares	5,240	5,234	4,295	5,987
Effect of dilutive stock options	82,132	90,298	58,784	143,210

Total diluted average common shares outstanding	73,020,785	73,042,913	72,984,657	72,943,825

Net earnings per share:
Basic	$0.20	$0.10	$0.48	$0.36
Diluted	$0.20	$0.10	$0.48	$0.36

(1) Options to purchase 31,500 shares of common stock at $38.77 per share were outstanding as of June 30, 2008, but were not included in the computation of diluted earnings per share (“EPS”) because they were anti-dilutive for the three months ended June 30, 2008.

(2) Options to purchase 128,055 shares of common stock at prices between $32.23 per share and $38.77 per share were outstanding as of June 30, 2008, but were not included in the computation of diluted EPS because they were anti-dilutive for the nine months ended June 30, 2008.

(3) At June 30, 2008, there were 6,000 unvested RRP shares at $32.30 per share that were excluded from the computation of diluted EPS because they were anti-dilutive for the nine months ended June 30, 2008.

(4) Options to purchase 34,000 shares of common stock at $38.77 per share were outstanding as of June 30, 2007, but were not included in the computation of diluted EPS because they were anti-dilutive for the three months and the nine months ended June 30, 2007.

(5) At June 30, 2007, there were 4,000 unvested RRP shares at $38.76 per share that were excluded from the computation of diluted EPS because they were anti-dilutive for the nine months ended June 30, 2007.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R) “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  These statements change the way companies account for business combinations and noncontrolling interests (minority interests in current GAAP) and continue the FASB’s push toward more fair value reporting in financial statements.  These Statements should both be applied prospectively for fiscal years beginning on or after December 15, 2008, which for the Company is October 1, 2009.  However, Statement No. 160 requires entities to apply the presentation and disclosure requirements retrospectively to comparative financial statements, if presented.  Both Statements prohibit early adoption.  Management is assessing the impact of the adoption of FASB Statements No. 141(R) and No. 160.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FAS 133”.  SFAS 161 requires an entity with derivatives to describe how and why it uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations, and how derivative instruments and related hedged items affect the entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for the Company beginning January 1, 2009.  The Company's adoption of SFAS 161 is not expected to have a material impact on its financial condition or results of operations.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”.  The purpose of SFAS 162 is to improve financial reporting by providing a consistent framework for determining what accounting principles should be applied when preparing GAAP financial statements.  The FASB believes that issuing the GAAP hierarchy as an FASB standard, recategorizing the existing GAAP hierarchy into two levels of accounting literature (authoritative and nonauthoritative), and elevating the conceptual framework within the GAAP hierarchy are key objectives of achieving the FASB’s goal of improving the quality of accounting standards and the standard-setting process.  SFAS 162 is effective 60 days following the SEC’s approval of Public Company Accounting Oversight Board (“PCAOB”) amendment to AU Section 411.  The Company’s adoption of SFAS 162 is not expected to have a material impact on its financial condition or results of operations.

4. Interest Rate Swaps
During the quarter ended December 31, 2007, management terminated interest rate swaps with a notional amount of $575.0 million that were scheduled to mature during fiscal year 2010.  As a result of the termination, the Bank received cash proceeds and recorded a deferred gain of $1.7 million.  The gain will be amortized to interest expense on FHLB advances over the remaining life of the FHLB advances that were originally hedged by the terminated interest rate swap agreements.  As of June 30, 2008, all remaining swaps had matured.

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

As of June 30, 2008, the Company had a total of $3.3 million of unrecognized tax benefits, which included accrued penalties and interest of $548 thousand.  Estimated penalties and interest of $43 thousand are included in income tax expense in the consolidated statements of income.  Included in Other income in the consolidated statements of income is $235 thousand of interest income related to state and federal tax refunds.  We do not expect a material change in unrecognized tax benefits within the next twelve months.

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

•	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
•	the effects of, and changes in, foreign and military policies of the United States Government;
•	inflation, interest rate, market and monetary fluctuations;
•	fluctuations in real estate values;
•	our ability to access cost-effective funding;
•
the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	the willingness of users to substitute competitors’ products and services for our products and services;
•	our success in gaining regulatory approval of our products and services, when required;
•	the impact of changes in laws and regulations affecting financial institutions;
•	technological changes;
•	acquisitions and dispositions;
•	changes in consumer spending and saving habits; and
•	our success at managing the risks involved in our business.

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

Our principal business consists of attracting deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences.  We also originate consumer loans, loans secured by first mortgages on non-owner-occupied one- to four-family residences, permanent and construction loans secured by one- to four-family residences, commercial real estate loans, and multi-family real estate loans.  While our primary business is the origination of one- to four-family mortgage loans funded through retail deposits, we also purchase whole loans and invest in certain investment and mortgage-related securities using FHLB advances and repurchase agreements as additional funding sources.

The Company is significantly affected by prevailing economic conditions including federal monetary and fiscal policies and federal regulation of financial institutions.  Deposit balances are influenced by a number of factors including interest rates paid on competing personal investment products, the level of personal income, and the personal rate of savings within our market areas.  Lending activities are influenced by the demand for housing and other loans, changing loan underwriting guidelines, as well as interest rate pricing competition from other lending institutions.  The primary sources of funds for lending activities include deposits, loan repayments, investment income, borrowings, and funds provided from operations.

The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, mortgage-related securities, investment securities, and cash, and the interest paid on deposits and borrowings.  On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies.  We generally price our loan and deposit products based upon an analysis of our competition and changes in market rates.  The Bank generally prices its first mortgage loan products based upon prices available in the secondary market if it were to sell them at prices near par.  Generally, deposit pricing is based upon a survey of peers in the Bank’s market areas, and the need to attract funding and retain maturing deposits.  The majority of our loans are fixed-rate products with maturities up to 30 years, while the majority of our deposits have maturity or reprice dates of less than two years.

During the third quarter of fiscal year 2008, the Federal Open Market Committee of the Federal Reserve (“FOMC”) lowered the overnight lending rate an additional 25 basis points, from 2.25% to 2.00%, which brings the cumulative total for fiscal year 2008 to a reduction of 275 basis points.  The primary motivation behind the policy easing was to increase lending facilities and improve access to liquidity, in hopes of maintaining a certain level of activity and growth in the economy due to recent stress in housing and financial markets and a decline in credit quality and capital adequacy.  The Bank’s liquidity and capital position remains relatively unchanged from previous periods; see “Management’s Discussion and Analysis-Liquidity and Capital Resources.”

Sub-prime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market we participate in.  The loans we originate and purchase are fully documented, and adhere to underwriting guidelines generally more restrictive than used by other lenders; see section entitled “Lending Practices and Underwriting Standards.”  While the sub-prime lending market essentially does not exist today, past practices have caused considerable strain in the credit markets from rising delinquencies, lower real estate valuations, and liquidity pressures.  This strain has resulted in tightened lending practices and negative impacts on many real estate markets, as well as negative perceptions of our business and industry.  The continued decline in the real estate markets, as well as the overall economic environment, contributed to an increase in our non-performing loans during the quarter.  Despite the increase in non-performing loans at June 30, 2008, our non-performing loans continue to remain at low levels relative to the size of our loan portfolio.  Based on our evaluation of the quality of the loans in our residential loan portfolio, real estate markets, the overall economic environment, and the increase in and composition of our delinquencies and non-performing loans, we determined that a $1.6 million provision for loan losses was prudent and warranted during the quarter ended June 30, 2008.

Net income for the quarter ended June 30, 2008 was $14.4 million compared to $11.7 million for the quarter ended March 31, 2008. The $2.7 million increase in net income was primarily a result of a decrease in interest expense.  The decrease in interest expense also resulted in an increase of 27 basis points in the net interest margin compared to the quarter ended March 31, 2008.  The decrease in interest expense was a result of a decrease in the weighted average cost of deposits, specifically a decrease in the rate paid on the money market and certificate of deposit portfolios, and a decrease in the weighted average rate and balance of FHLB advances.

During fiscal year 2008, management has entered into $400.0 million of repurchase agreements as a means of expanding its funding sources, and has borrowed $725.0 million of FHLB advances while $925.0 million of FHLB advances have matured.  The amount of total borrowings is a function of balancing investment opportunities, liquidity requirements, and managing the interest rate sensitivity of the Bank.  Management monitors the Bank’s investment opportunities and balances those opportunities with the cost of FHLB advances or other funding sources for various terms to maturity.  See additional discussion of interest rate risk in "Item 3. Quantitative and Qualitative Disclosure About Market Risk."

On July 22, 2008, the board of directors approved a dividend of $0.50 per public share.  The dividend will be paid on August 15, 2008 to shareholders of record on August 1, 2008. It is management’s and the board of directors’ intention to continue to pay regular quarterly dividends of $0.50 per share for the foreseeable future.

Currently, the Bank has plans to open four new branches in late fiscal year 2008 and early fiscal year 2009.  Three of these branches will be located in our market areas in Kansas City, and one is adjacent to our market area near Wichita, KS.  The Bank has preliminary plans for three additional branches in our market areas in Kansas City, Wichita, and Manhattan, KS.

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

One- to four-family mortgage loans and consumer loans that are not impaired, as defined in SFAS No. 114 and No. 118, are collectively evaluated for impairment using a formula allowance as permitted by SFAS No. 5, “Accounting for Contingencies.”  Loans with an outstanding balance of $1.5 million or more are reviewed annually if secured by property in one of the following categories:  multifamily (5 or more units) property, unimproved land, other improved commercial property, acquisition and development of land projects,  developed building lots, office building, single-use building, or retail building.  Specific allowances are established if the review determines a quantifiable impairment; if no impairment exists the loans are included in the formula allowance.  The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk evaluation of pools of loans.  Changes in risk evaluations of both performing and non-performing loans affect the amount of the formula allowance. Loss factors are based both on our historical loss experience and on significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date.  Loan loss factors for portfolio segments are representative of the credit risks associated with loans in those segments.  The greater the credit risks associated with a particular segment, the greater the loss factor.  Loss factors increase as individual loans become classified, delinquent, the foreclosure process begins, or as economic conditions warrant.

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

During the current quarter, the loss factors in our formula allowance were increased on certain purchased loans in our portfolio as a result of changes in the real estate markets, borrower credit attributes, economic environment, and composition of our delinquencies and non-performing loans.  The increase in the loss factors was based on when the loan was originated, the lender from whom the loan was purchased, and changes in credit scores and loan-to-value (“LTV”) ratios since the time of origination.  Since we rely primarily on the collateral securing a one-to-four family mortgage loan if the loan were to enter foreclosure, management believes the increase in the loss factor on these loans was necessary.  The majority of our non-performing purchased loans were purchased from one nationwide lender.  Management reviewed the pool of loans purchased from the nationwide lender and increased the loss factors on loans that met certain LTV and credit score criteria.  Management also reviewed the pool of purchased loans from all other nationwide lenders and increased the loss factors, but to a lesser extent, on loans that met certain LTV and credit score criteria. During the quarter, our balance of non-performing purchased loans increased and we recorded specific allowances on several of those loans as a result of a decrease in real estate market values since the time of origination.  These loans were excluded from the formula allowance.

Assessing the adequacy of the allowance for loan losses is inherently subjective.  Actual results could differ from our estimates as a result of changes in economic or market conditions.  Changes in estimates could result in a material change in the allowance for loan losses.  In the opinion of management, the allowance for loan losses, when taken as a whole, is adequate to absorb reasonable estimated losses inherent in our loan portfolio.  However, future adjustments may be necessary if portfolio performance or economic or market conditions differ substantially from the conditions that existed at the time of the initial determinations.

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

Financial Condition

Total assets increased from $7.68 billion at September 30, 2007 to $7.89 billion at June 30, 2008.  The $214.6 million increase in assets was primarily attributed to a $652.4 million increase in the mortgage-related securities portfolio, partially offset by a $379.8 million decrease in the investment securities portfolio.  The increase in the mortgage-related securities portfolio was a result of cash flows from the investment securities portfolio being reinvested into the mortgage-related securities portfolio at a higher average yield, and funds from repurchase agreements being used to purchase mortgage-related securities.  The decrease in the investment securities portfolio was a result of calls and maturities that were not replaced in their entirety.

Total liabilities increased from $6.81 billion at September 30, 2007 to $7.03 billion at June 30, 2008.  The $218.3 million increase in liabilities was primarily a result of entering into $400.0 million of repurchase agreements, partially offset by a decrease in FHLB advances of $184.9 million.  The repurchase agreements replaced certain maturing FHLB advances, as the rate and term offerings on the repurchase agreements were more favorable than other funding options on those dates.

Stockholders’ equity decreased $3.7 million to $863.9 million at June 30, 2008, from $867.6 million at September 30, 2007.

The following table presents selected balance sheet data for the Company at the dates indicated.

	Balance at
	June 30,	March 31,	December 31,	September 30,	June 30,
	2008	2008	2007	2007	2007
	(Dollars in thousands, except per share amounts)
Selected Balance Sheet Data:
Total assets	$7,892,137	$8,034,662	$7,945,586	$7,677,530	$7,826,549
Cash and cash equivalents	86,437	264,501	253,725	162,791	188,664
Investment securities	144,346	88,597	500,045	524,168	673,160
Mortgage-related securities	2,066,685	2,076,766	1,608,897	1,414,271	1,466,822
Loans receivable, net	5,326,061	5,292,866	5,310,296	5,291,426	5,252,275
MSR	5,166	4,734	5,483	5,606	6,017
Capital stock of FHLB	129,172	129,170	139,380	139,661	147,557
Deposits	3,961,543	4,020,966	3,981,449	3,922,782	3,946,693
Advances from FHLB	2,547,294	2,547,588	2,746,532	2,732,183	2,870,337
Other borrowings	453,566	453,552	303,538	53,524	53,509
Stockholders' equity	863,906	869,106	862,579	867,631	870,095
Accumulated other comprehensive (loss) gain	(5,202)	6,215	3,165	1,287	174
Equity to total assets at end of period	10.95%	10.82%	10.86%	11.30%	11.12%
Book value per share	$11.84	$11.92	$11.84	$11.88	$11.92
Shares outstanding	72,985,216	72,930,747	72,857,963	73,024,845	73,010,580

Loans Receivable. The loan portfolio increased $34.6 million from $5.29 billion at September 30, 2007 to $5.33 billion at June 30, 2008.  Loans purchased from nationwide lenders represented 14% of the loan portfolio at June 30, 2008 compared to 17% at September 30, 2007.  As of June 30, 2008, the average balance of a purchased mortgage loan was approximately $350 thousand while the average balance of an originated mortgage loan was approximately $100 thousand.

Included in the loan portfolio at June 30, 2008 were $356.5 million of interest-only loans, which were primarily purchased from nationwide lenders during fiscal year 2005.  These loans do not typically require principal payments during their initial term, and have initial interest-only terms of either five or ten years.  At June 30, 2008, $351.7 million, or 99%, of these loans were still in their interest-only payment term.  As of June 30, 2008, $99.8 million will begin to amortize principal within two years, $88.1 million will begin amortizing principal within two-to-five years, and the remaining $163.8 million will begin to amortize principal within five-to-ten years.  Loans of this type generally are considered to be of greater risk to the lender because of the possibility that the borrower may default once principal payments are required.  We attempt to mitigate the risk of interest-only loans by using prudent underwriting criteria.  Interest-only loans we purchased had an average credit score greater than 700 and an average LTV ratio of 80% or less at the time of purchase.

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

	For the Three Months Ended			For the Three Months Ended
	June 30, 2008			June 30, 2007
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family
<= 15 years	$62,965	5.21%	21.21%	$35,188	5.69%	11.67%
> 15 years	163,671	5.83	55.13	163,983	6.04	54.39
Other real estate	675	6.50	0.23	--	--	--
Consumer	3,996	8.03	1.34	8,480	8.32	2.81
Total fixed-rate	231,307	5.70	77.91	207,651	6.07	68.87

Adjustable-Rate:
One- to four-family
<= 36 months	4,220	5.21	1.42	8,688	5.34	2.88
> 36 months	30,897	5.52	10.41	47,540	5.66	15.76
Other real estate	1,800	6.00	0.60	15,000	7.45	4.97
Consumer	28,667	6.07	9.66	22,685	8.56	7.52
Total adjustable-rate	65,584	5.75	22.09	93,913	6.62	31.13

Total originations, refinances and purchases	$296,891	5.71%	100.00%	$301,564	6.24%	100.00%

Purchased loans included above:
Fixed-rate	$18,209	5.51%		$13,635	6.03%
Adjustable-rate	$14,509	5.51%		$40,989	6.33%

	For the Nine Months Ended			For the Nine Months Ended
	June 30, 2008			June 30, 2007
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family
<= 15 years	$120,162	5.36%	16.33%	$78,611	5.69%	11.52%
> 15 years	415,714	5.85	56.51	366,144	6.04	53.64
Other real estate	975	6.58	0.13	3,873	6.54	0.57
Consumer	15,081	8.13	2.05	25,487	8.12	3.73
Total fixed-rate	551,932	5.81	75.02	474,115	6.10	69.46

Adjustable-Rate:
One- to four-family
<= 36 months	22,266	5.33	3.03	23,095	5.35	3.38
> 36 months	88,606	5.64	12.04	106,106	5.66	15.54
Other real estate	1,800	6.00	0.24	15,000	7.45	2.20
Consumer	71,097	6.95	9.67	64,316	8.57	9.42
Total adjustable-rate	183,769	6.11	24.98	208,517	6.65	30.54

Total originations, refinances and purchases	$735,701	5.88%	100.00%	$682,632	6.27%	100.00%

Purchased loans included above:
Fixed-rate	$40,486	5.77%		$34,644	6.08%
Adjustable-rate	$54,611	5.64%		$69,871	6.07%

During the nine months ended June 30, 2008, the rate on the Bank’s 30-year fixed-rate loans, with no points paid by the borrower, were approximately 200 basis points above the average 10-year Treasury rate, while the rate on the Bank’s 15-year fixed-rate loans were approximately 160 basis points above the average 10-year Treasury rate.  The Bank’s loan pricing is benchmarked to the secondary market mortgage pricing.

The following table summarizes the activity in the loan portfolio for the periods indicated, excluding changes in loans in process, deferred fees and allowance for loan losses.

	For the Three Months Ended
	June 30, 2008		March 31, 2008		December 31, 2007		September 30, 2007
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$ 5,352,278	5.66%	$ 5,366,186	5.71%	$ 5,346,626	5.68%	$ 5,303,830	5.64%
Originations and refinances	264,173	5.74	201,832	5.77	174,599	6.34	225,333	6.50
Purchases	32,718	5.51	30,513	5.58	31,866	5.98	39,820	6.06
Repayments	(258,350)		(244,763)		(186,091)		(221,075)
Other(1)	(918)		(1,490)		(814)		(1,282)
Ending balance	$ 5,389,901	5.63%	$ 5,352,278	5.66%	$ 5,366,186	5.71%	$ 5,346,626	5.68%

	For the Nine Months Ended
	June 30, 2008		June 30, 2007
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$ 5,346,626	5.68%	$ 5,257,473	5.55%
Originations and refinances	640,604	5.91	578,117	6.30
Purchases	95,097	5.69	104,515	6.07
Repayments	(689,204)		(634,905)
Other(1)	(3,222)		(1,370)
Ending balance	$ 5,389,901	5.63%	$ 5,303,830	5.64%

(1)“Other”consists of transfers to REO and net fees advanced.

The following table presents the Company’s loan portfolio at the dates indicated.

	June 30, 2008			March 31, 2008			September 30, 2007
	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total
	(Dollars in thousands)
Real Estate Loans
One- to four-family	$ 5,033,735	5.58%	93.39%	$ 5,001,195	5.58%	93.44%	$ 4,992,398	5.55%	93.38%
Multi-family and commercial	57,835	6.42	1.07	57,273	6.46	1.07	60,625	6.48	1.13
Construction and development	88,177	5.64	1.64	82,737	6.10	1.55	74,521	6.22	1.39
Total real estate loans	5,179,747	5.59	96.10	5,141,205	5.60	96.06	5,127,544	5.57	95.90

Consumer Loans
Savings loans	4,393	6.16	0.08	4,918	6.37	0.09	5,249	6.55	0.10
Automobile	3,648	7.01	0.07	3,836	7.02	0.07	4,234	6.98	0.08
Home equity	201,497	6.56	3.74	201,743	7.26	3.77	208,986	8.41	3.91
Other	616	7.99	0.01	576	8.36	0.01	613	8.26	0.01
Total consumer loans	210,154	6.56	3.90	211,073	7.24	3.94	219,082	8.33	4.10
Total loans receivable	5,389,901	5.63%	100.00%	5,352,278	5.66%	100.00%	5,346,626	5.68%	100.00%

Less:
Loans in process	47,772			45,033			41,126
Deferred fees and discounts	10,357			10,129			9,893
Allowance for loan losses	5,711			4,250			4,181
Total loans receivable, net	$ 5,326,061			$ 5,292,866			$ 5,291,426

Lending Practices and Underwriting Standards

The Bank’s primary lending activity is the origination of loans and the purchase of loans from a select group of correspondent lenders.  These loans are generally secured by first mortgages on owner-occupied, one- to four-family residences in the Bank’s market areas and select market areas in Missouri.  Historically, additional lending volume has been generated by purchasing whole one- to four-family mortgage loans from nationwide lenders.  For the foreseeable future, the Bank plans to reduce the volume of loans purchased from nationwide lenders and instead focus efforts on expanding its network of correspondent lenders, in an effort to reduce future credit exposure in markets with higher volatility of real estate prices.  These purchases allowed the Bank to attain some geographic diversification and mitigate credit concentration risks in its loan portfolio.  The loans that were purchased helped mitigate the Bank’s interest rate risk exposure because they are predominately adjustable-rate or short-term fixed-rate loans.

The Bank’s one- to four-family loans are primarily fully amortizing loans with contractual maturities of up to 30 years, except for interest-only loans which require the payment of interest during the interest-only period, all with payments due monthly.  Our one- to four- family loans are generally not assumable and do not contain prepayment penalties.  A “due on sale” clause, allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the secured property, is generally included in the security instrument.

Current adjustable-rate one- to four-family loans originated by the Bank generally provide for a specified rate limit or cap on the periodic adjustment to the interest rate, as well as a specified maximum lifetime cap and minimum rate, or floor.  Negative amortization of principal is not allowed.  Borrowers are qualified based on the principal, interest, taxes and insurance payments at the initial rate for three, five and seven year adjustable-rate mortgage (“ARM”) loans.

As of March 2008, the Bank discontinued offering an interest-only ARM product, but holds in its portfolio originated interest-only ARM loans.  The product was discontinued to reduce future credit exposure.  At the time of origination, these loans did not require principal payments for a period of up to ten years.  Borrowers were qualified based on a fully amortizing payment at the initial loan rate.  The Bank was more restrictive on debt-to-income ratios and credit scores on interest-only ARM loans than on other ARM loans to offset the potential risk of payment shock at the time the loan rate adjusts and/or the principal and interest payments begin.

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

One- to four-family loans are generally underwritten using an automated underwriting system developed by a third party.  The system’s components closely resemble the Bank’s manual underwriting standards which are generally in accordance with Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) underwriting guidelines.  The automated underwriting system analyzes the applicant’s data, with emphasis on credit history, employment and income history, qualifying ratios reflecting the applicant’s ability to repay, asset reserves, and loan-to-value ratio.  Loans that do not meet the automated underwriting standards are referred to a staff underwriter for manual underwriting.  Full documentation to support the applicant’s credit, income, and sufficient funds to cover all applicable fees and reserves at closing are required on all loans.  Properties securing one- to four-family loans are appraised by either staff appraisers or fee appraisers independent of the loan origination function who have been approved by the board of directors.

Presently, the Bank lends up to 97% of the lesser of the appraised value or purchase price for one- to four-family mortgage loans.   For loans with an LTV ratio in excess of 80% at the time of origination, private mortgage insurance is required in order to reduce the Bank’s loss exposure to less than 80% of the appraised value or the purchase price of the property.

The underwriting standards of the lenders from whom the Bank purchases loans are generally similar to the Bank’s internal underwriting standards.  “No Doc” or “Stated Income, Stated Assets” loans are not permitted.  Lenders are required to fully document all data sources for each application.  Management believes these requirements reduce the credit risk associated with these loans.  Before committing to purchase a pool of loans from a nationwide lender, the Bank’s Chief Lending Officer or Secondary Marketing Manager reviews specific criteria such as loan amount, credit scores, LTV ratios, geographic location, and debt ratios of each loan in the pool.  If the specific criteria do not meet the Bank’s underwriting standards and compensating factors are not sufficient, then a loan will be removed from the pool.  Once the review of the specific criteria is complete and loans not meeting the Bank’s standards are removed from the pool, changes are sent back to the lender for acceptance and pricing.  Before the pool is funded, a Bank underwriter reviews at least 25% of the loan files and the supporting documentation in the pool.

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

The Bank offers a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, and loans secured by savings deposits.  The Bank discontinued offering a student loan product in March 2008.   The Bank also originates a very limited amount of unsecured loans.  The Bank does not originate any consumer loans on an indirect basis, such as contracts purchased from retailers of goods or services which have extended credit to their customers.  All consumer loans are originated in the Bank’s market areas.  Home equity loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 95% of the value of the property securing the loan.  In order to minimize risk of loss, home equity loans that are greater than 80% of the value of the property, when combined with the first mortgage, require private mortgage insurance.  The term-to-maturity of home equity and home improvement loans may be up to 20 years.  Other home equity lines of credit have no stated term-to-maturity and require a payment of 1.5% of the outstanding loan balance per month. Interest-only home equity lines of credit have a maximum term of 12 months, monthly payments of accrued interest, and a balloon payment at maturity.  Repaid principal may be re-advanced at any time, not to exceed the original credit limit of the loan.  Other consumer loan terms vary according to the type of collateral and the length of the contract.  The majority of the consumer loan portfolio is comprised of home equity lines of credit, which have interest rates that can adjust monthly based upon changes in the prime rate, to a maximum of 18%.

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

The Bank’s multi-family and commercial real estate loans are secured primarily by multi-family dwellings and small office buildings generally located in the Bank’s market areas.  These loans are granted based on the income producing potential of the property and the financial strength of the borrower.  LTV ratios on multi-family and commercial real estate loans usually do not exceed 80% of the appraised value of the property securing the loans.  The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt at the time of origination.  The Bank generally requires personal guarantees of the borrowers covering a portion of the debt in addition to the security property as collateral for these loans.  The Bank also generally requires an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt.  Appraisals on properties securing these loans are performed by independent state certified fee appraisers approved by the board of directors.  While maximum maturities may extend to 30 years, loans frequently have shorter maturities and may not be fully amortizing, requiring balloon payments of unamortized principal at maturity.

Loans over $500 thousand must be underwritten by two senior level underwriters.  Any loan greater than $750 thousand must be approved by the Asset and Liability Management Committee (“ALCO”) and loans over $1.5 million must be approved by the board of directors.  For loans requiring ALCO and/or board of directors’ approval, lending management is responsible for presenting to the ALCO and/or board of directors information about the creditworthiness of the borrower and the estimated value of the subject property.  Information pertaining to the creditworthiness of the borrower generally consists of a summary of the borrower’s credit history, employment stability, sources of income, net worth, and debt ratios.  The estimated value of the property must be supported by an independent appraisal report prepared in accordance with our appraisal policy.

Asset Quality

The Bank’s underwriting guidelines have provided the Bank with loans of high quality and generally low delinquencies and low levels of non-performing assets compared to national levels.  Of particular importance is the complete documentation required for each loan the Bank originates and purchases.  This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower’s ability to repay the loan compared to underwriting methodologies that do not require full documentation.

The following matrix shows the balance of one-to-four family mortgage loans cross-referenced by LTV ratio and credit score.  The LTV ratios used in the matrix were based on the lesser of the purchase price or the most recent bank appraisal available.  Credit scores were updated in January 2008. Per the matrix, the greatest concentration of loans are believed to be of the highest quality, which fall into the “751 and above” credit score category and have a LTV ratio of less than 70%.  The loans believed to be of the lowest quality, which fall into the “less than 660” credit score category and have LTV ratios of more than 80%, comprise the lowest concentration.

	Credit Score
	Less than 660		661 to 700		701 to 750		751 and above		Total
LTV ratio	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Less than 70%	$ 157,547	3.1%	$ 144,113	2.9%	$ 385,463	7.7%	$ 1,732,384	34.4%	$ 2,419,507	48.1%
70% to 80%	146,170	2.9	143,276	2.8	411,869	8.2	1,157,998	23.0	1,859,313	36.9
More than 80%	82,411	1.7	85,493	1.7	213,498	4.2	373,513	7.4	754,915	15.0
Total	$ 386,128	7.7%	$ 372,882	7.4%	$ 1,010,830	20.1%	$ 3,263,895	64.8%	$ 5,033,735	100.0%

The following table presents the Company’s 30 to 89 day delinquent loans, non-performing loans, and real estate owned at the dates indicated.  The ratios of non-performing loans to total loans and non-performing assets to total assets do not include loans that are 30 to 89 days delinquent.  Non-performing assets include non-performing loans and real estate owned.

	June 30,	March 31,	December 31,	September 30,
	2008	2008	2007	2007
	(Dollars in thousands)
Loans 30-89 days delinquent(1)	$19,212	$18,908	$22,712	$17,732
Non-performing loans(2)	13,254	9,884	10,232	7,352
Real estate owned	2,207	2,764	2,023	2,097
Non-performing assets to total assets at
end of period	0.20%	0.16%	0.15%	0.12%
Non-performing loans to total loans	0.25%	0.19%	0.19%	0.14%

(1) Included in loans 30 to 89 days delinquent at June 30, 2008 are $81 thousand of non-mortgage loans.
(2) Included in non-performing loans at June 30, 2008 are $65 thousand of non-mortgage loans.

Loans 30 to 89 days delinquent, which are not included in non-performing loans, increased approximately $300 thousand from $18.9 million at March 31, 2008 to $19.2 million at June 30, 2008.  Of the $19.2 million at June 30, 2008, $12.6 million, or 66% represent loans secured by property located in our market areas and $6.6 million, or 34%, were purchased loans.  There is not believed to be a geographic trend associated with our purchased loans 30 to 89 days delinquent.

Non-performing loans consist primarily of loans 90 or more days delinquent and loans in the process of foreclosure.  Non-performing loans increased $3.4 million from $9.9 million at March 31, 2008 to $13.3 million at June 30, 2008.  The increase in non-performing loans increased our ratio of non-performing loans to total loans from 0.19% as of March 31, 2008 to 0.25% at June 30, 2008.  Of the $13.3 million of non-performing loans at June 30, 2008, $5.2 million or 39%, of total non-performing loans were purchased from one nationwide lender.  The total balance of loans purchased from this lender was $113.9 million or 2% of the total loan portfolio.   There is not believed to be a geographic trend associated with our purchased non-performing loans.

At June 30, 2008, non-performing loans with LTV ratios greater than 80% comprised 26% of total non-performing loans.  Of the non-performing loans with LTV ratios greater than 80%, 74% had private mortgage insurance which substantially reduces or eliminates the Bank’s exposure to loss.  The balance of non-performing loans with LTV ratios greater than 80% with no private mortgage insurance was $864 thousand at June 30, 2008.  At origination, these loans had LTV ratios less than 80%, but as a result of updating the appraisals, the LTV ratios are now in excess of 80%.

During the quarter, management reviewed the risk exposure of the Bank’s mortgage loan portfolio using its established formula allowance methodology.  In addition, management considered other then-existing inherent risks to the loan portfolio based upon our recent experience with non-performing 1-4 family loans, well-documented trends in the markets in which we have purchased loans, and changes in the credit risks in the lending portfolio based upon changing borrower credit characteristics.  We have focused our attention on the purchased loan portfolio because those loans are, in some instances, located in markets that have seen significant declines in home valuations.  Of the loans purchased by the Bank from the nationwide lender reporting the highest concentration of non-performing loans, most involved so-called “80-20” combination purchase mortgage loans.  These combinations involved an 80% LTV first mortgage and a simultaneous 20% LTV second mortgage.  The Bank purchased only the first mortgage.  Due to declining market values, many of the second mortgage holders are not pursuing their claims in the event of default.  Of the $1.6 million, $1.1 million are specific allowances on certain purchased loans.  Additional loan loss provision was recorded due to additional risks management believes are inherent in our purchased loan portfolio.  In some instances, the real estate market values of the underlying collateral decreased below our outstanding loan balance on purchased loans from the previously mentioned nationwide lender.  Since we rely primarily on the collateral securing a one-to-four family mortgage loan if a loan were to enter foreclosure, the additional provision for the loans with specific allowances was necessary.  See additional discussion regarding the specific allowances and the increase in certain loss factors on purchased loans in the section entitled “Critical Accounting Policies – Allowance for Loan Losses”.

The following table presents the Company’s activity for the allowance for loan losses and related ratios at the dates and for the periods indicated.  Based upon our underwriting standards, the value of underlying collateral, along with any required private mortgage insurance, is sufficient to protect the Bank from losses in excess of our allowance for loan losses.  Collateral dependent loans comprise over 95% of the loan portfolio.

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Allowance for loan losses:	(Dollars in thousands)
Beginning balance	$4,250	$4,193	$4,181	$4,433
Losses charged against the allowance:
One- to four-family loans	133	--	163	9
Multi-family loans	--	--	--	--
Commercial and other loans	--	--	--	--
Consumer loans	8	4	28	10
Total charge-offs	141	4	191	19
Recoveries	--	--	--	--
Provision (recovery) charged to expense	1,602	--	1,721	(225)
Ending balance	$5,711	$4,189	$5,711	$4,189

Allowance for loan losses to non-
performing loans at period end			43.09%	63.92%
Allowance for loan losses to loans
receivable, net at period end			0.11%	0.08%

Mortgage-Related Securities.  The balance of mortgage-related securities increased $652.4 million from $1.41 billion at September 30, 2007 to $2.07 billion at June 30, 2008.  The following tables provide a summary of the activity in our portfolio of mortgage-related securities for the periods presented.  The yields and weighted average life (“WAL”) for purchases are presented as recorded at the time of purchase.  The yields for the beginning and ending balances are as of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented.  The beginning and ending WAL is the estimated remaining maturity after projected prepayment speeds have been applied.  The increase in the yield at June 30, 2008 compared to September 30, 2007 was primarily a result of the purchase of mortgage-related securities with yields higher than that of the existing portfolio.  The increase in the WAL at June 30, 2008 compared to September 30, 2007 was due to purchases of mortgage-related securities with WALs greater than that of the existing portfolio.
	For the Three Months Ended
	June 30, 2008			March 31, 2008			December 31, 2007			September 30, 2007
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance	$ 2,076,766	4.70%	4.88	$ 1,608,897	4.66%	4.41	$ 1,414,271	4.46%	4.04	$ 1,466,822	4.30%	4.89
Maturities and repayments	(172,376)			(119,682)			(95,243)			(126,050)
Net amortization of premiums/discounts	(9)			(426)			(335)			(783)
Purchases:
Fixed	129,614	4.64	4.56	395,048	4.90	4.98	200,382	5.17	3.98	72,610	5.79	4.34
Adjustable	50,443	4.25	4.04	188,024	4.71	5.06	86,819	4.88	4.68	--	--	--
Change in valuation on AFS securities	(17,753)			4,905			3,003			1,672
Ending balance	$ 2,066,685	4.76%	4.32	$ 2,076,766	4.70%	4.88	$ 1,608,897	4.66%	4.41	$ 1,414,271	4.46%	4.04

	For the Nine Months Ended
	June 30, 2008			June 30, 2007
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance	$ 1,414,271	4.46%	4.04	$ 2,084,786	4.54%	4.39
Maturities and repayments	(387,301)			(368,696)
Sale of securities, net of gains	--			(404,459)
Net amortization of premiums/discounts	(770)			(3,291)
Purchases:
Fixed	725,044	4.93	4.63	2,675	5.64	15.45
Adjustable	325,286	4.68	4.80	152,807	5.00	1.61
Change in valuation on AFS securities	(9,845)			3,000
Ending balance	$ 2,066,685	4.76%	4.32	$ 1,466,822	4.30%	4.89

Investment Securities.  Investment securities, which consist primarily of agency bonds (primarily issued by FNMA, FHLMC, or FHLB) and municipal investments, decreased $379.9 million from $524.2 million at September 30, 2007 to $144.3 million at June 30, 2008.  This decrease is primarily a result of calls and maturities that were not reinvested in agency securities due to more attractive yields available on mortgage-related securities.  Recent market conditions have prompted concern over the creditworthiness and capital adequacy of bond issuers FNMA and FHLMC.  $62.1 million, or 43%, of our investment portfolio is invested in agency bonds issued by FNMA and FHLMC.  The Bank does not hold any equity securities issued by FNMA and FHLMC.  The following tables provide a summary of the activity of investment securities for the periods presented.  The yields for the beginning and ending balances are as of the periods presented.  The decrease in the yield at June 30, 2008 compared to September 30, 2007 was a result of calls and/or maturities of securities with rates higher than that of the remaining portfolio, and due to purchases of securities with yields lower than that of the portfolio.  The beginning and ending WAL represent the estimated remaining maturity of the securities after projected call dates have been considered, based upon market rates at each date presented.  The increase in the WAL at June 30, 2008 compared to September 30, 2007 was due to issuers of certain securities in the portfolio exercising their option to call the security, and to maturing securities.

	For the Three Months Ended
	June 30, 2008			March 31, 2008			December 31, 2007			September 30, 2007
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance	$ 88,597	4.48%	2.78	$ 500,045	4.14%	0.67	$ 524,168	4.52%	1.66	$ 673,160	4.68%	1.71
Maturities and calls	(4,009)			(420,000)			(189,890)			(155,250)
Net amortization of premiums/discounts	(204)			307			171			334
Purchases:
Fixed	56,669	3.12	1.46	8,253	3.20	5.67	165,590	4.28	0.70	5,802	3.76	4.85
Adjustable	3,874	6.58	28.98	--	--	--	--	--	--	--	--	--
Change in valuation of AFS securities	(581)			(8)			6			122
Ending balance	$ 144,346	3.94%	4.45	$ 88,597	4.48%	2.78	$ 500,045	4.14%	0.67	$ 524,168	4.52%	1.66

	For the Nine Months Ended
	June 30, 2008			June 30, 2007
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance	$ 524,168	4.52%	1.66	$ 429,480	4.46%	2.63
Maturities and calls	(613,899)			(445,240)
Net amortization of premiums/discounts	274			3,917
Purchases:
Fixed	230,512	3.96	1.07	685,237	5.20	0.85
Adjustable	3,874	6.58	28.98	--	--	--
Change in valuation of AFS securities	(583)			(234)
Ending balance	$ 144,346	3.94%	4.45	$ 673,160	4.68%	1.71

Liabilities.   Total liabilities increased from $6.81 billion at September 30, 2007 to $7.03 billion at June 30, 2008.  The $218.3 million increase in liabilities was due primarily to entering into $400.0 million of repurchase agreements, an increase in deposits of $38.8 million, partially offset by a decrease in FHLB advances of $184.9 million.   The decrease in FHLB advances was due to $925.0 million of maturing advances, of which only $725.0 million were renewed.   Certain FHLB advances were replaced with repurchase agreements because rates and terms were more favorable than other funding options on those dates.  The use of repurchase agreements also allows for the diversification of funding sources and the use of securities that were not being leveraged as collateral.  Management will continue to monitor market conditions for funding opportunities that can be leveraged to improve earnings without creating undue interest rate or credit risk exposure.

The following table presents the amount, average rate and percentage of total deposits for checking, savings, money market and certificates for the periods presented.

	At			At			At			At
	June 30, 2008			March 31, 2008			December 31, 2007			September 30, 2007
		Average	% of		Average	% of		Average	% of		Average	% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Checking	$419,678	0.21%	10.59%	$423,675	0.21%	10.54%	$413,349	0.21%	10.38%	$394,109	0.21%	10.05%
Savings	232,807	1.64	5.88	231,050	1.35	5.75	229,862	2.05	5.77	237,148	2.58	6.04
Money market	811,415	1.46	20.48	827,623	1.65	20.58	811,002	2.95	20.37	790,277	3.18	20.15
Certificates	2,497,643	4.16	63.05	2,538,618	4.54	63.13	2,527,236	4.77	63.48	2,501,248	4.77	63.76
Total deposits	$3,961,543	3.04%	100.00%	$4,020,966	3.31%	100.00%	$3,981,449	3.77%	100.00%	$3,922,782	3.86%	100.00%

At June 30, 2008, $180.6 million of the $2.50 billion in certificates were brokered deposits, compared to $193.0 million in brokered and public unit deposits at September 30, 2007.  There were no public unit deposits at June 30, 2008.  The $12.4 million decrease between September 30, 2007 and June 30, 2008 was attributed to maturities of public unit deposits that were not retained because the Bank did not actively pursue public unit deposits.  Management will continue to monitor the wholesale deposit market for attractive opportunities.  Approximately $85.0 million of brokered deposits will mature in the quarter ending December 31, 2008.

Stockholders’ Equity.  Stockholders’ equity decreased $3.7 million from $867.6 million at September 30, 2007 to $863.9 million at June 30, 2008.  The decrease was primarily a result of dividends paid of $31.1 million, treasury stock purchases of $7.3 million and an increase in unrealized losses on AFS securities of $6.5 million, partially offset by net income of $35.2 million and ESOP activity of $5.4 million.

Dividends from the Company are the only source of funds for MHC.  It is expected that MHC will waive future dividends except to the extent they are needed to fund its continuing operations.  The following table shows the number of shares eligible to receive dividends (“public shares”) because of the waiver of dividends by MHC at June 30, 2008.  The unvested shares in the ESOP receive cash equal to the dividends paid on the public shares.  The cash received is used to repay the annual debt obligation on the loan taken out by the ESOP from the Company at the time of the mutual-to-stock conversion of the Bank to purchase shares for the ESOP.  These shares are held in trust for a future employee benefit, and are therefore excluded from the calculation of public shares.

Total voting shares outstanding at September 30, 2007	74,258,977
Treasury stock acquisitions	(225,042)
RRP grants	10,000
Options exercised	23,683
Total voting shares outstanding at June 30, 2008	74,067,618
Unvested shares in ESOP	(1,209,832)
Shares held by MHC	(52,192,817)
Total shares eligible to receive dividends at June 30, 2008 (public shares)	20,664,969

The following table presents quarterly dividends paid in calendar years 2008, 2007, and 2006.  The dollar amounts represent dividends paid during the quarter.  The actual amount of dividends to be paid during the quarter ending September 30, 2008, as declared on July 23, 2008, will be based upon the number of shares outstanding on the record date of August 1, 2008.  All shares outstanding presented in the table below, except for the quarter ending September 30, 2008, are as of the date of record per the dividend declaration.  For the purposes of the table below, the number of dividend shares for the quarter ending September 30, 2008 is based upon shares outstanding on July 28, 2008.  This does not represent the actual dividend payout, but rather management’s estimate of the number of shares eligible to receive the dividend and the total dividend payout as of July 28, 2008.

	Calendar Year
	2008	2007	2006
	(Dollars in thousands, except per share amounts)
Quarter ended March 31
Number of dividend shares	20,660,510	20,520,793	20,457,283
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,330	$10,261	$10,229
Quarter ended June 30
Number of dividend shares	20,661,660	20,673,933	20,257,420
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,331	$10,337	$10,129
Quarter ended September 30
Number of dividend shares	20,667,969	20,694,533	20,250,134
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	10,334	$10,347	$10,125
Quarter ended December 31
Number of dividend shares		20,860,278	20,432,393
Dividend per share		$0.50	$0.50
Total dividends paid		$10,430	$10,216
Special year end dividend
Number of dividend shares		--	20,432,793
Dividend per share		$--	$0.09
Total dividends paid		$--	$1,839

Calendar year-to-date dividends per share	$1.50	$2.00	$2.09

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

Average Balance Sheet:   The following table presents the average balances of our assets, liabilities and stockholders’ equity and the related annualized yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated and the yield/rate on our interest-earning assets and interest-bearing liabilities at June 30, 2008.  Average yields are derived by dividing annualized income by the average balance of the related assets and average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances.  The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates. Yields on tax-exempt securities were not calculated on a tax-equivalent basis.

	At	For the Three Months Ended
	June 30, 2008	June 30, 2008		March 31, 2008		December 31, 2007		June 30, 2007
		Average		Average		Average		Average
	Yield/	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/
	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Assets:		(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	5.67%	$ 5,316,794	5.62%	$ 5,306,797	5.67%	$ 5,309,758	5.74%	$ 5,238,291	5.59%
Mortgage-related securities	4.76	2,107,757	4.72	1,756,593	4.61	1,497,081	4.58	1,543,049	4.21
Investment securities	3.94	128,784	4.03	304,470	4.02	391,173	4.22	717,008	4.72
Capital stock of FHLB	4.72	128,379	4.71	130,752	5.73	133,378	6.21	149,288	6.48
Cash and cash equivalents	2.35	90,556	2.03	171,356	3.16	129,227	4.32	89,768	5.34
Total interest-earning assets (1)	5.35	7,772,270	5.29	7,669,968	5.31	7,460,617	5.41	7,737,404	5.25
Other noninterest-earning assets		187,701		202,741		203,260		160,904
Total assets		$ 7,959,971		$ 7,872,709		$ 7,663,877		$ 7,898,308

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings	1.65	230,164	1.42	228,710	1.66	232,930	2.34	243,816	2.92
Checking	0.21	412,468	0.20	395,295	0.21	382,748	0.21	407,993	0.21
Money market	1.46	814,074	1.53	810,464	2.22	794,391	3.12	808,162	3.27
Certificates	4.16	2,508,743	4.32	2,531,232	4.68	2,504,463	4.79	2,480,765	4.66
Total deposits	3.04	3,965,449	3.15	3,965,701	3.56	3,914,532	3.86	3,940,736	3.81
FHLB advances (2)	4.73	2,547,450	4.75	2,602,210	4.88	2,593,271	5.19	2,915,505	5.05
Other borrowings	4.07	452,458	4.09	323,323	4.74	149,724	5.77	53,500	8.23
Total interest-bearing liabilities	3.73	6,965,357	3.80	6,891,234	4.11	6,657,527	4.42	6,909,741	4.36
Other noninterest-bearing liabilities		122,747		111,881		137,469		118,137
Stockholders' equity		871,867		869,594		868,881		870,430
Total liabilities and
stockholders' equity		$ 7,959,971		$ 7,872,709		$ 7,663,877		$ 7,898,308
(continued)

Net interest rate spread	1.62%		1.49%		1.20%		0.99%		0.89%
Net interest-earning assets		$ 806,913		$ 778,734		$ 803,090		$ 827,663
Net interest margin			1.89%		1.62%		1.43%		1.33%
Ratio of interest-earning assets
to interest-bearing liabilities			1.12		1.11		1.12		1.12

Selected performance ratios:
Return on average assets (annualized)			0.72%		0.60%		0.48%		0.37%
Return on average equity (annualized)			6.59%		5.39%		4.20%		3.35%
Average equity to average assets			10.95%		11.05%		11.34%		11.02%

 (1) Calculated net of deferred loan fees, loan discounts, and loans in process.  Non-accruing loans are included in the loans receivable average balance with a yield of zero percent.

(2) The rate calculation includes net interest (income) expense of ($122) thousand, $238 thousand, $2.2 million and $3.3 million related to the interest rate swaps for the three months ended June 30, 2008, March 31, 2008, December 31, 2007 and June 30, 2007, respectively.

(Concluded)

The following table presents selected income statement information for the quarters indicated.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2008	2008	2007	2007	2007
Selected income statement data:	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Loans receivable	$74,651	$75,276	$76,263	$74,343	$73,219
Mortgage-related securities	24,869	20,246	17,127	15,690	16,224
Investment securities	1,298	3,061	4,130	6,444	8,459
Other interest and dividend income	1,967	3,233	3,508	3,808	3,624
Total interest and dividend income	102,785	101,816	101,028	100,285	101,526

Interest expense:
Deposits	31,174	35,145	38,033	38,166	37,377
FHLB advances	30,248	31,796	34,161	36,894	37,220
Other borrowings	4,682	3,873	2,207	1,125	1,113
Total interest expense	66,104	70,814	74,401	76,185	75,710

Provision for loan losses	1,602	119	--	--	--

Net interest and dividend income	35,079	30,883	26,627	24,100	25,816

Other income	7,345	7,982	7,111	6,412	5,908
Other expenses	19,836	20,907	19,451	19,938	20,136
Income tax expense	8,233	6,231	5,174	4,274	4,299
Net income	$14,355	$11,727	$9,113	$6,300	$7,289

Efficiency ratio	45.05	53.63	57.65	65.34	63.47

Basic earnings per share	$0.20	$0.16	$0.12	$0.08	$0.10
Diluted earnings per share	$0.20	$0.16	$0.12	$0.08	$0.10
Dividends declared per public share	$0.50	$0.50	$0.50	$0.50	$0.50

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

Net income for the quarter ended June 30, 2008 was $14.4 million compared to $7.3 million for the same period in the prior fiscal year. The $7.1 million increase in net income was primarily a result of a $9.6 million decrease in interest expense and a $1.4 million increase in other income, partially offset by a $1.6 million provision for loan loss and a $3.9 million increase in income tax expense.

Total interest and dividend income for the quarter was $102.8 million compared to $101.5 million for the prior year quarter.  The $1.3 million increase was primarily a result of an increase in interest income on mortgage-related securities of $8.6 million, partially offset by a decrease in interest income on investment securities of $7.2 million.

Interest income on loans receivable for the quarter was $74.6 million compared to $73.2 million for the prior year quarter.  The $1.4 million increase was a result of a $78.5 million increase in the average balance of the loan portfolio between the two periods, and an increase of 3 basis points in weighted average yield of the portfolio to 5.62% for the current quarter.

Interest income on mortgage-related securities for the quarter was $24.9 million compared to $16.2 million for the prior year quarter.  The $8.7 million increase in interest income was due to an increase of $564.7 million in the average balance and an increase of 51 basis points in the average yield to 4.72% for the current quarter.  The increase in the average portfolio balance was a result of purchases, partially offset by principal repayments.  The funds for the purchases came from maturities and calls of investment securities and from repurchase agreement proceeds.  The weighted average yield of the mortgage-related securities portfolio increased between the two periods due primarily to the purchase of mortgage-related securities with yields higher than that of the existing portfolio.

Interest income on investment securities for the quarter was $1.3 million compared to $8.5 million for the prior year quarter.  The $7.2 million decrease in interest income was primarily a result of a decrease of $588.2 million in the average balance of the portfolio and, to a lesser extent, a 69 basis point decrease in the weighted average portfolio yield to 4.03% for the current quarter.  The decrease in the average balance was a result of calls and maturities that were not reinvested into the investment securities portfolio but rather the higher yielding mortgage-related securities portfolio.  The decrease in the weighted average yield of the portfolio was attributed to maturities and calls of securities with weighted average yields greater than that of the portfolio, and also due to reinvestments made at lower yields.

Dividends on FHLB stock for the quarter were $1.5 million compared to $2.4 million for the prior year quarter.  The $910 thousand decrease was due to a 177 basis point decrease in the average yield and a decrease in the average balance.  The dividend rate on FHLB stock correlates to the federal funds rate, which decreased during the period.  The decrease in the average balance was a result of the redemption of shares, as the required number of shares held is based upon outstanding FHLB advances, which decreased during the period.

Interest expense on deposits for the current quarter was $31.2 million compared to $37.4 million for the prior year quarter.  The $6.2 million decrease in interest expense was primarily a result of a decrease in the average rate paid on the money market and certificate portfolios due to the portfolios repricing to lower market rates.  During fiscal year 2007, the Bank increased the rates offered on its certificate of deposit portfolio, with an emphasis on the mid-term maturity category, in order to remain competitive.  A portion of those mid-term certificates have matured, and the amounts retained were deposited into lower rate certificate products.

Interest expense on FHLB advances for the current quarter was $30.2 million compared to $37.2 million for the prior year quarter.  The $7.0 million decrease in interest expense was primarily a result of a decrease in the average balance due to maturing advances that were not renewed, and partially due to a decrease in rate as a result of the termination of the interest rate swaps.  During the quarter ended December 31, 2007, management terminated interest rate swaps with a notional amount of $575.0 million.  The remaining interest rate swaps matured in May 2008.  During the current quarter, income of $122 thousand was related to the interest rate swaps, compared to $3.3 million of interest expense in the prior year quarter.

Interest expense on other borrowings was $4.7 million compared to $1.1 million in the prior year quarter.  The $3.6 million increase was due to an increase in the average balance of other borrowings due to the Bank entering into $400.0 million of repurchase agreements during fiscal year 2008.  Additional information about the repurchase agreements is included under “Liquidity and Capital Resources.”

The Bank recorded a provision for loan losses of $1.6 million during the current quarter, compared to no provision in the prior year quarter.  Based on our evaluation of the issues regarding the real estate markets, the overall economic environment, and the increase in and composition of our delinquencies and non-performing loans, we determined that a provision for loan losses was prudent and warranted for the three months ended June 30, 2008.  See additional discussion regarding the provision for loan losses in the sections entitled “Critical Accounting Policies – Allowance for Loan Losses” and “Asset Quality.”

Total other income for the current quarter was $7.3 million compared to $5.9 million in the prior year quarter.  The $1.4 million increase in other income was primarily a result of an increase of $609 thousand in retail fees and an increase of $577 thousand in income from BOLI.  Retail fees increased during the current quarter as a result of an increase in ATM and Visa check card usage and a net increase in checking account fees.  BOLI income was $577 thousand for the current quarter, compared to no income from BOLI in the prior year quarter, as the Bank’s BOLI purchase was made in the fourth quarter of fiscal year 2007.

Total other expenses for the current quarter decreased $301 thousand to $19.8 million for the current quarter, compared to $20.1 million in the prior year quarter.  The decrease was due primarily to a decrease in other, net expense of $625 thousand and regulatory and outside services expense of $514 thousand, partially offset by an increase in salaries and employee benefits of $303 thousand and occupancy expense of $262 thousand.  The decrease in other expense, net was due primarily to a recovery of $510 thousand on the MSR valuation allowance recorded in the current quarter due to a slow down in prepayment speeds.  The decrease in regulatory and outside services expense was due to a decrease in consulting and audit fees during the current quarter compared to the prior year quarter.

Income tax expense for the current quarter was $8.2 million compared to $4.3 million in the prior year quarter.  The increase in income tax expense was due to an increase in earnings compared to the prior year quarter, partially offset by a decrease in the effective tax rate.  The effective tax rate for the current quarter was 36.4%, compared to 37.1% for the prior year quarter.  The decrease in the effective tax rate between quarters was a result of an increase in nontaxable income from municipal securities and BOLI, along with an increase in pre-tax income.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended June 30, 2008 to the quarter ended June 30, 2007.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended June 30,
	2008 vs. 2007
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ 1,066	$ 366	$ 1,432
Mortgage-related securities	6,481	2,164	8,645
Investment securities	(6,082)	(1,079)	(7,161)
Capital stock of FHLB	(308)	(602)	(910)
Cash equivalents	10	(757)	(747)
Total interest-earning assets	$ 1,167	$ 92	$ 1,259

Interest-bearing liabilities:
Savings	$ (94)	$ (857)	$ (951)
Checking	2	(10)	(8)
Money market	49	(3,505)	(3,456)
Certificates	325	(2,113)	(1,788)
FHLB advances	(4,705)	(2,267)	(6,972)
Other borrowings	3,885	(316)	3,569
Total interest-bearing liabilities	$ (538)	$ (9,068)	$ (9,606)

Net change in net interest and dividend income	$ 1,705	$ 9,160	$ 10,865

Comparison of Operating Results for the Nine Months Ended June 30, 2008 and 2007

Net income for the nine months ended June 30, 2008 was $35.2 million compared to $26.0 million for the same period in the prior fiscal year. The $9.2 million increase in net income was primarily a result of a decrease in interest expense of $17.6 million, partially offset by a decrease in interest and dividend income of $5.7 million.

Total interest and dividend income for the current nine month period was $305.6 million compared to $311.3 million for the prior year period.  The $5.7 million decrease was primarily a result of a decrease in interest income on investments of $15.9 million, partially offset by an increase in interest income on mortgage-related securities of $9.1 million.

Interest income on loans receivable for the current nine month period was $226.2 million compared to $220.4 million for the prior year period.  The $5.8 million increase was a result of a $78.8 million increase in the average balance of the loan portfolio between the two periods and an increase of six basis points in the weighted average yield of the loan portfolio to 5.68% for the current nine month period.  The increase in the weighted average yield can be attributed to loans originated throughout the year at rates higher than the overall portfolio rate and to ARM loans repricing.

Interest income on mortgage-related securities for the current nine month period was $62.2 million compared to $53.1 million for the same period in the prior year.  The $9.1 million increase in interest income was due to an increase of 39 basis points in the average yield to 4.65% for the current nine month period, and an increase of $125.6 million in the average balance of the portfolio.  The weighted average yield of the mortgage-related securities portfolio increased between the two periods due to the purchase of mortgage-related securities with yields higher than that of the existing portfolio.  The increase in the average portfolio balance was due primarily to the utilization of cash available for investment to purchase mortgage-related securities rather than other instruments due to the more favorable yields on mortgage-related securities.

Interest income on investment securities for the current nine month period was $8.5 million compared to $24.4 million for the same period in the prior year.  The $15.9 million decrease in interest income was primarily a result of a decrease of $413.4 million in the average balance of the portfolio and, to a lesser extent, a 62 basis point decrease in the weighted average portfolio yield to 4.11% for the current nine month period.  The decrease in the average balance was a result of maturities and calls which were not reinvested into investment securities and were used, in part, to pay down maturing FHLB advances and purchase higher yielding mortgage-related securities during fiscal year 2008. The decrease in the weighted average yield of the portfolio was attributed to calls and maturities of securities with weighted average yields greater than that of the portfolio, and to purchases with lower yields than that of the portfolio.

Dividends on FHLB stock for the current nine month period were $5.4 million compared to $7.7 million for the same period in the prior year.  The $2.3 million decrease was due to a decrease of $27.0 million in the average balance and a 92 basis point decrease in the average yield.  The decrease in the average balance was due to the redemption of shares, as the required number of shares held is based primarily upon the balance of outstanding FHLB advances, which decreased during the period.  The dividend rate on FHLB stock correlates to the federal funds rate, which also decreased during the period.

Interest income on cash and cash equivalents for the nine months was $3.3 million compared to $5.7 million for the same period in the prior year.  The $2.4 million decrease was primarily a result of a 185 basis point decrease in the average yield to 3.29% for the current nine months due to a decrease in short-term market interest rates, and, to a lesser extent, a decrease of $17.0 million in the average balance.

Interest expense on deposits for the current nine month period was $104.4 million compared to $109.1 million for the same period in the prior year.  The $4.7 million decrease in interest expense was primarily a result of a decrease in the rate on money market accounts due to a decrease in market interest rates, partially offset by a higher weighted average rate on the certificate of deposit portfolio in the current nine month period compared to the same period in the prior year.  During fiscal year 2007, the Bank increased the rates offered on its certificate of deposit portfolio, with an emphasis on the mid-term maturity category, in order to remain competitive.  This resulted in a higher weighted average certificate of deposit portfolio rate in the current nine month period than the previous year period as some of those certificates were outstanding during the current nine month period.

Interest expense on FHLB advances for the current nine month period was $96.2 million compared to $116.5 million for the same period in the prior year.  The $20.3 million decrease in interest expense was primarily a result of a decrease of $518.7 million in the average balance due to maturing advances that were not renewed in their entirety.

Interest expense on other borrowings was $10.8 million compared to $3.3 million in the same period in the prior year.  The $7.5 million increase was due to an increase in the average balance of other borrowings due to the Bank entering into $400.0 million of repurchase agreements during fiscal year 2008.  The increase was partially offset by a decrease in the rate paid on $53.6 million of other borrowings tied to the three month LIBOR, which decreased between the periods.  Additional information about the repurchase agreements is included under “Liquidity and Capital Resources.”

The Bank recorded a provision for loan losses of $1.7 million during the current nine month period compared to a recovery of $225 thousand in the same period in the prior year.  Based on our evaluation of the issues regarding the real estate markets, the overall economic environment, and the increase in and composition of our delinquencies and non-performing loans, we determined that a provision for loan losses was prudent and warranted.  See additional discussion regarding the provision for loan losses in the sections entitled “Critical Accounting Policies – Allowance for Loan Losses” and “Asset Quality.”

Total other income for the current nine month period was $22.4 million compared to $17.8 million in the same prior year period.  The $4.6 million increase in other income was due primarily to increases in BOLI income, other income, net, and retail fees.  BOLI income was $1.8 million for the current nine month period, compared to no income from BOLI in the prior year period.  Other income, net increased $1.2 million due primarily to the redemption of shares received in the Visa, Inc. initial public offering.  Total proceeds from the Visa redemption reported in other income, net were $992 thousand, offset by a liability accrual of $594 thousand, reported in other expense, net related to ongoing litigation involving Visa, Inc. for net proceeds of $398 thousand.  Retail fees increased $1.1 million due primarily to an increase in fees received on ATM and Visa check cards from increased volume and an increase in the interchange rate received on point-of-sale transactions.

Total other expenses for the current nine month period increased $2.2 million to $60.2 million compared to $58.0 million in the prior year period.  The increase was due primarily to an increase in other expense, net of $766 thousand, an increase in deposit and loan expense of $709 thousand, and an increase in salaries and employee benefits of $518 thousand.  The increase in other expense, net was due primarily to a liability accrual of $594 thousand related to ongoing litigation involving Visa, Inc., as mentioned above.  The increase in deposit and loan expense was due primarily to an increase in Visa check card fees and ATM network expense from increased transaction volume.   The increase in salaries and employee benefits was due primarily to increased payroll expense resulting from the hiring of new employees for existing vacant and new positions, filling positions held open during the previous year nine month period prior to the core information technology processing system conversion, and to no capitalization of payroll expense in the current nine month period while certain amounts related to the core conversion were capitalized in the prior year nine month period. These increases in salaries and employee benefits were partially offset by a decrease in ESOP expense due to the Company’s common stock being at a lower market price during the current nine month period compared to the prior year nine month period.

Income tax expense for the current nine month period was $19.6 million compared to $16.3 million in the prior year.  The increase in income tax expense was due to an increase in income, partially offset by a decrease in the effective tax rate for the current nine month period to 35.8%, compared to 38.6% for the same period in the prior year.  The decrease in the effective tax rate between periods was a result of an increase in nontaxable income from municipal securities and BOLI, along with an increase in pre-tax income.

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

	For the Nine Months Ended
	June 30, 2008		June 30, 2007
	Average		Average
	Outstanding	Yield/	Outstanding	Yield/
	Balance	Rate	Balance	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$ 5,311,111	5.68%	$ 5,232,290	5.62%
Mortgage-related securities	1,786,085	4.65	1,660,441	4.26
Investment securities	275,234	4.11	688,599	4.73
Capital stock of FHLB	130,845	5.56	157,895	6.48
Cash and cash equivalents	130,375	3.29	147,386	5.14
Total interest-earning assets (1)	7,633,650	5.34	7,886,611	5.26
Other noninterest-earning assets	197,944		155,907
Total assets	$ 7,831,594		$ 8,042,518

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings	230,426	1.81	180,887	2.37
Checking	396,785	0.21	399,102	0.22
Money market	806,359	2.29	811,888	3.30
Certificates	2,514,228	4.60	2,512,057	4.54
Total deposits	3,947,798	3.52	3,903,934	3.74
FHLB advances (2)	2,581,022	4.94	3,099,727	4.96
Other borrowings	307,922	4.60	53,486	8.24
Total interest-bearing liabilities	6,836,742	4.10	7,057,147	4.31
Other noninterest-bearing liabilities	124,741		117,529
Stockholders' equity	870,111		867,842
Total liabilities and stockholders' equity	$ 7,831,594		$ 8,042,518

Net interest rate spread		1.24%		0.95%
Net interest-earning assets	$ 796,908		$ 829,464
Net interest margin		1.65%		1.39%
Ratio of interest-earning assets
to interest-bearing liabilities		1.12		1.12

Selected Performance Ratios:
Return on average assets (annualized)		0.60%		0.43%
Return on average equity (annualized)		5.39%		3.99%
Average equity to average assets		11.11%		10.79%

(1)  Calculated net of deferred loan fees, loan discounts, and loans in process.  Non-accruing loans are included in the loans receivable average balance with a yield of zero percent.

(2)  The rate calculation includes net interest expense of $2.3 million and $10.0 million related to the interest rate swaps for the nine months ended June 30, 2008 and June 30, 2007, respectively.

The table below presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities, comparing the nine months ended June 30, 2008 to the nine months ended June 30, 2007.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Nine Months Ended
	June 30, 2008 vs. June 30, 2007
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ 3,223	$ 2,566	$ 5,789
Mortgage-related securities	4,154	5,026	9,180
Investment securities	(13,088)	(2,828)	(15,916)
Capital stock of FHLB	(1,207)	(1,003)	(2,210)
Cash and cash equivalents	(602)	(1,877)	(2,479)
Total interest-earning assets	$ (7,520)	$ 1,884	$ (5,636)

Interest-bearing liabilities:
Savings(1)	$ 773	$ (854)	$ (81)
Checking	(4)	(27)	(31)
Money market	(125)	(5,636)	(5,761)
Certificates(1)	68	1,044	1,112
FHLB advances	(19,299)	(965)	(20,264)
Other borrowings	7,854	(435)	7,419
Total interest-bearing liabilities	$ (10,733)	$ (6,873)	$ (17,606)

Net change in net interest and dividend income	$ 3,213	$ 8,757	$ 11,970

(1)  A portion of the change in the volume and the rate in the savings accounts is related to the variable-rate retirement certificate of deposits that were reclassified to savings from certificates as the reclassified accounts did not have a stated maturity date as a result of changes required by the new core information technology processing system.  The change in volume and rate on the savings accounts would have been a decrease of $924 thousand and a decrease of $1.6 million, respectively, excluding the variable-rate retirement certificates reclassified to savings.  The change in the volume and rate on the certificates would have been an increase of $4.1 million and a decrease of $548 thousand, respectively, including the variable-rate retirement certificates reclassified to savings.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and March 31, 2008

For the quarter ended June 30, 2008, the Company recognized net income of $14.4 million, compared to net income of $11.7 million for the quarter ended March 31, 2008.  The $2.7 million increase in net income was primarily the result of a $4.7 million decrease in interest expense, partially offset by an increase in income tax expense of $2.0 million.

Total interest and dividend income for the current quarter was $102.8 million compared to $101.8 million for the quarter ended March 31, 2008.  The $1.0 million increase was primarily a result of an increase in interest income on mortgage-related securities of $4.6 million, partially offset by decreases in interest income on investment securities of $1.8 million and cash and cash equivalents of $904 thousand.

Interest income on loans receivable for the current quarter was $74.6 million compared to $75.3 million for the quarter ended March 31, 2008.  The $625 thousand decrease in interest income was primarily a result of a five basis point decrease in the average yield of the portfolio to 5.62% for the current quarter.  The decrease in the average yield was due primarily to a decrease in the average yield of the home equity portfolio as a result of a decrease in the prime rate.

Interest income on mortgage-related securities for the current quarter was $24.9 million compared to $20.2 million for the quarter ended March 31, 2008.  The $4.7 million increase was primarily a result of a $351.2 million increase in the average balance of the portfolio due to purchases.

Interest income on investment securities for the current quarter was $1.3 million compared to $3.1 million for the quarter ended March 31, 2008.  The $1.8 million decrease was primarily a result of a decrease in the average balance of $175.7 million for the current quarter due to calls and maturities that were not entirely reinvested in the investment securities portfolio.

Interest expense decreased $4.7 million to $66.1 million for the current quarter from $70.8 million for the quarter ended March 31, 2008.  The decrease was due to a decrease in interest expense on deposits of $4.0 million and FHLB advances of $1.5 million, partially offset by an increase in interest expense on other borrowings of $809 thousand.  The decrease in deposit interest expense was primarily a result of a decrease in the rate paid on money market accounts and certificates of deposits.  The weighed average rate of the certificate of deposit portfolio decreased as certificates with higher rates matured during the current quarter and the funds retained were deposited into lower rate certificate products.  The decrease in interest expense on FHLB advances was primarily a result of interest income on the interest rate swap and amortization of the deferred gain on the interest rate swap termination, and due to a decrease in the average balance due to the timing of maturities and renewals of FHLB advances during the quarter.  The increase in interest expense on other borrowings of $809 thousand was due to an increase in the average balance due to additional repurchase agreements.

The Bank recorded a provision for loan losses of $1.6 million during the current quarter, compared to a provision of $119 thousand in the prior quarter.  See additional discussion regarding the provision for loan losses in the sections entitled “Critical Accounting Policies – Allowance for Loan Losses” and “Asset Quality.”

Total other income decreased $637 thousand to $7.3 million for the current quarter compared to $8.0 million for the quarter ended March 31, 2008.  The decrease was due primarily to a decrease of $917 thousand in other income, net, partially offset by an increase in retail fees of $471 thousand.  Other income, net decreased primarily as a result of the redemption of shares received in the Visa, Inc. initial public offering in the prior quarter.  Proceeds from the Visa redemption totaled $992 thousand, partially offset by a liability accrual for $594 thousand reported in Other expense, net related to ongoing litigation involving Visa, Inc.  Retail fees and charges increased as a result of an increase in overdraft fees, ATM fees, and fee income from Visa check cards.

Total other expenses for the current quarter were $19.8 million for the current quarter, compared to $20.9 million in the prior quarter.  The $1.1 million decrease was due primarily to a decrease in other expenses, net as a result of a recovery of $510 thousand of the MSR valuation allowance due to a slow down in prepayment speeds, relative to the MSR valuation allowance of $524 thousand recorded in the prior quarter.

Income tax expense for the current quarter was $8.2 million compared to $6.2 million for the quarter ended March 31, 2008.  The effective tax rate for the current quarter was 36.4% compared to 34.7% for the quarter ended March 31, 2008.  The increase in the effective tax rate between quarters was a result of certain effective tax rate adjustments that were recorded entirely in the quarter ended March 31, 2008.  These second quarter items included a decrease in the Company’s FIN 48 liabilities due to lapses of applicable statutes of limitation and adjustments to the deferred state tax rate.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended June 30, 2008 to the quarter ended March 31, 2008.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended
	June 30, 2008 vs. March 31, 2008
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$ 113	$ (738)	$ (625)
Mortgage-related securities	4,133	490	4,623
Investment securities	(1,771)	8	(1,763)
Capital stock of FHLB	(33)	(328)	(361)
Cash and cash equivalents	(514)	(391)	(905)
Total interest-earning assets	$ 1,928	$ (959)	$ 969

Interest-bearing liabilities:
Savings	$ 6	$ (132)	$ (126)
Checking	9	(10)	(1)
Money market	20	(1,382)	(1,362)
Certificates	(257)	(2,225)	(2,482)
FHLB advances	(679)	(869)	(1,548)
Other borrowings	1,289	(480)	809
Total interest-bearing liabilities	$ 388	$ (5,098)	$ (4,710)

Net change in net interest and dividend income	$ 1,540	$ 4,139	$ 5,679

Liquidity and Capital Resources

Liquidity management is both a daily and long-term function of our business management.  The Bank’s most available liquid assets, represented by cash and cash equivalents, available-for-sale mortgage-related and investment securities, and short-term investment securities, are a product of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, FHLB advances, other borrowings, repayments on and maturities of outstanding loans and mortgage-related securities, other short-term investments, and funds provided from operations.  While scheduled payments from the amortization of loans and mortgage-related securities and payments on short-term investments are relatively predictable sources of funds, deposit flows and prepayments on loans and mortgage-related securities are greatly influenced by general interest rates, economic conditions and competition and are less predictable sources of funds.  To the extent possible, the Bank manages the cash flows of its loan and deposit portfolios by the rates it offers customers.  Sources of funds are used primarily to meet ongoing operations, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments.  At June 30, 2008, approximately $1.51 billion of the $2.50 billion in certificates of deposit were scheduled to mature within one year.  Based on past experience and our pricing strategy, we expect that a majority of these maturing deposits will renew, although no assurance can be given in this regard.

The Bank has used FHLB advances to provide funds for lending and investment activities.  FHLB lending guidelines set borrowing limits as part of their underwriting standards.  At June 30, 2008, the Bank’s ratio of the face amount of advances to total assets, as reported to the Office of Thrift Supervision (“OTS”), was 32%.  Our advances are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to FHLB Topeka.  Advances in excess of 40% of total assets, but not exceeding 55% of total assets, may be approved by the president of FHLB Topeka based upon a review of documentation supporting the use of the advances.  Currently, the blanket pledge is sufficient collateral for our outstanding FHLB advances.  It is possible that increases in our borrowings or decreases in our loan portfolio could require the Bank to pledge securities as collateral on the FHLB advances.  The Bank’s policy allows borrowing from FHLB of up to 55% of total assets.

During fiscal year 2008, the Bank entered into repurchase agreements totaling $400.0 million.  The agreements are treated as secured borrowings and are reported as a liability of the Company on a consolidated basis.  The Bank has pledged securities with a market value of $448.1 million as collateral.  At the maturity date of these borrowings, the pledged securities will be delivered to the Bank.  The Bank may enter into additional repurchase agreements as management deems appropriate.

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

At June 30, 2008, cash and cash equivalents totaled $86.4 million, a decrease of $76.4 million from September 30, 2007.  The decrease in cash was due to using funds to originate loans and purchase securities.  The Company maintains access to additional liquidity through its management of the level of borrowings from the FHLB and counterparties of repurchase agreements through the availability of high quality collateral for borrowings.  The Company also has access to the brokered deposit market but does not currently consider the cost of this funding source to be balanced with investment opportunities.

It is management’s and the board of directors’ intention to continue to pay regular quarterly dividends of $0.50 per share for the foreseeable future.  MHC, which owns a majority of the outstanding shares of CFFN common stock, generally waives its right to receive dividends paid on the common stock.  See additional discussion and calculation of public shares in “Item 2, Management’s Discussion and Analysis – Stockholders’ Equity.” At June 30, 2008, CFFN, at the holding company level, had $110.2 million in cash and certificates of deposit at the Bank to be used to further the Company's general corporate and capital management strategies, which could include the payment of dividends.

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the

Bank to make capital distributions to the Company.  Under OTS safe harbor regulations, the Bank may distribute to the Company capital not exceeding net income for the current calendar year and the prior two calendar years.  Due to lower earnings in prior periods compared to the timing of dividend payments by the Bank to the Company, the Bank cannot distribute capital to the Company unless it receives waivers of the safe harbor regulation from the OTS during the current waiver period.  It is likely a waiver will be necessary through December 31, 2009.  Currently, the Bank has authorization from the OTS to distribute capital from the Bank to the Company through the quarter ending June 30, 2009.  So long as the Bank continues to maintain excess capital, operate in a safe and sound manner, and comply with the interest rate risk management guidelines of the OTS, it is management’s belief that the Bank will continue to receive waivers allowing it to distribute the net income of the Bank to the Company, although no assurance can be given in this regard.

Off Balance Sheet Arrangements, Commitments and Contractual Obligations

The Company, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities.  Commitments may include, but are not limited to:

•	the origination, purchase, or sale of loans,
•	the purchase or sale of investment and mortgage-related securities,
•	extensions of credit on home equity loans and construction loans,
•	terms and conditions of operating leases, and
•	funding withdrawals of savings accounts at maturity.

The Company’s contractual obligations related to operating leases and debentures have not changed significantly from September 30, 2007.  The following table summarizes our other contractual obligations as of June 30, 2008.

	Maturity Range
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years

FHLB Advances	$ 2,546,000	$ 500,000	$ 1,445,000	$ 601,000	$ --
Weighted average rate	4.71%	4.09%	5.19%	4.06%	--%

Repurchase Agreements	400,000	--	175,000	225,000	--
Weighted average rate	3.88%	--%	3.62%	4.08%	--%

Certificates of Deposit	2,497,643	1,511,847	853,562	131,101	1,133
Weighted average rate	4.16%	4.17%	4.18%	3.79%	4.22%

Commitments to originate and
purchase mortgage loans	156,308	156,308	--	--	--
Weighted average rate	5.85%	5.85%	--	--	--

Commitments to fund unused home
equity lines of credit	269,716	269,716	--	--	--
Weighted average rate	5.70%	5.70%	--	--	--

Unadvanced portion of
construction loans	47,772	47,772	--	--	--

Excluded from the table above are income tax liabilities of $3.3 million related to FIN 48.  The amounts are excluded as management is unable to estimate the period of cash settlement as that is contingent on the statute of limitations expiring without examination by the respective taxing authority.

A percentage of commitments to originate mortgage loans are expected to expire unfunded, so the amounts reflected in the table above are not necessarily indicative of future liquidity requirements.  Additionally, the Bank is not obligated to honor commitments to fund unused home equity lines of credit if a customer is delinquent or otherwise in violation of the loan agreement.

The maturity schedule for our certificate of deposit portfolio at June 30, 2008 is located under “Item 3. Quantitative and Qualitative Disclosure About Market Risk.”  We anticipate that we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

The following table presents the maturity of FHLB advances at par and repurchase agreements as of June 30, 2008.  The balance of FHLB advances excludes the deferred gain on the terminated interest rate swaps.  Management will continue to monitor the Bank’s investment opportunities and balance those opportunities with the cost of FHLB advances or other funding sources throughout fiscal year 2008.

	FHLB	Repurchase	Weighted
Maturity by	Advances	Agreements	Average
Fiscal year	Amount	Amount	Rates
(Dollars in thousands)
2008	$ 200,000	$ --	3.99%
2009	620,000	--	4.27
2010(1)	925,000	25,000	5.50
2011	276,000	150,000	4.49
2012	100,000	150,000	4.22
2013	425,000	75,000	3.80
Total	$ 2,546,000	$ 400,000	4.59%
 (1) The interest rate swaps hedged against a portion of these FHLB advances were terminated during the first quarter of fiscal year 2008. The weighted average rate includes the rate adjustment associated with the deferred gain related to the interest rate swap termination, which will be amortized as a rate adjustment over the remaining life of the related FHLB advances.

The following table presents the maturity of FHLB advances for the next four quarters as of June 30, 2008.

		Weighted
Maturity by		Average
Quarter End	Amount	Rate
	(Dollars in thousands)
September 30, 2008	$ 200,000	3.99%
December 31, 2008	--	--
March 31, 2009	300,000	4.16
June 30, 2009	--	--
	$ 500,000	4.09%

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

The net position at the time of termination was a gain of $1.7 million which is being deferred and recorded as a yield adjustment to the related advances over the remaining term to maturity of the advances.  The termination of the interest rate swap agreements improved the interest rate risk profile of the Bank by extending the effective repricing frequency of the related advances from monthly to their stated maturity.  The remaining interest rate swap agreement matured in May 2008.  See “Notes to Consolidated Financial Statements-Note 4.”

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims.  In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company’s consolidated financial statements for the current interim or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.  Total equity for the Bank was $790.9 million at June 30, 2008, or 10.0% of total Bank assets on that date.  As of June 30, 2008, the Bank exceeded all capital requirements of the OTS.  The following table presents the Bank’s regulatory capital ratios at June 30, 2008 based upon regulatory guidelines.

		Regulatory
		Requirement
	Bank	For “Well
	Ratios	Capitalized” Status
Core capital	10.0%	5.0%
Tier I risk-based capital	23.4%	6.0%
Total risk-based capital	23.2%	10.0%

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

ALCO regularly reviews the interest rate risk exposure of the Bank by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and market value of portfolio equity (“MVPE”) at various dates.  The MVPE is defined as the net of the present value of the cash flows of an institution’s existing assets, liabilities and off-balance sheet instruments.  The present values are determined in alternative interest rate environments providing potential changes in net interest income and MVPE under those alternative interest rate environments. The Bank’s analysis of its MVPE at June 30, 2008 indicates an increase in its risk exposure as compared to March 31, 2008.  The Bank’s analysis of the sensitivity of its net interest income to parallel changes in interest rates at June 30, 2008 indicates a decrease in sensitivity since March 31, 2008.

For each period end presented in the following table, the estimated percentage change in the Bank’s net interest income based on the indicated instantaneous, parallel and permanent change in interest rates is presented.  The percentage change in each interest rate environment represents the difference between estimated net interest income in the 0 basis point interest rate environment (“base case”, assumes the forward market and product interest rates implied by the yield curve are realized) and estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates).  At June 30, 2008, the three-month Treasury bill yield was less than 2%, so the -200 basis point scenario is not presented.  Estimations of net interest income used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented.  The estimation of net interest income does not include any projected gain-on-sale related to the sale of loans or securities or the effect of the use of new interest rate swaps or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments.  It is important to consider that the estimated changes in net interest income are for a cumulative four-quarter period.  These do not reflect the earnings expectations of management.

Percentage Change in Net Interest Income
	At
Change	June 30,	March 31,	September 30,
in Interest Rates (1)	2008 (2)	2008 (2)	2007
-100 bp	0.93	-2.61	14.53
000 bp	--	--	--
+100 bp	-2.39	-3.08	-8.30
+200 bp	-6.12	-7.38	-23.25
+300 bp	-10.24	-12.65	-38.61

(1)      Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.
(2)
The Bank implemented changes to its modeling of prepayments during the current quarter to make them more consistent with general market conventions.  Consequently, comparisons to the September 2007 period are less meaningful.

The primary reason for the decrease in estimated net interest income in the increasing rate environments is the anticipated increase in the cost of deposits in excess of the increases in yields in the loan and investment and mortgage-related securities portfolios.  The increase in the cost of deposits is primarily a result of the relatively short average maturity of the Bank’s certificate of deposit portfolio.  The increase in the cost of deposits is also due to anticipated increases in the cost of money market accounts.  Changes in the rates on the mortgage loan and mortgage-related securities portfolios happen at a slower pace, compared to the interest-bearing liabilities, because only the amount of cash flow received on the repayment of these portfolios is reinvested at the higher rates. In addition, caps on adjustable-rate products limit the increase in rates in these assets when rates rise.  The decrease in the sensitivity of net interest income since March 31, 2008 in the increasing rate scenarios was primarily driven by rolling borrowings that matured during the quarter into longer-term borrowings. During the quarter, $425.0 million in borrowings that matured were rolled into 5-year fixed-rate borrowings.

The increase in estimated net interest income if interest rates were to decrease 100 basis points is primarily the result of the reduced interest expense the Bank would incur because of the quicker repricing of short-term deposits discussed above.  This was not the case in March 2008 when interest rates were lower.  Mortgage-related assets at March 31, 2008 had a shorter beginning WAL.  Further decreases in interest rates resulted in a significant increase in prepayment on mortgage-related assets that would have been reinvested at lower yields, more than offsetting the benefit from the repricing of short-term deposits.

As a result of the flat or inverted yield curve during fiscal year 2007 and the relatively short term to reprice of our liabilities compared to our assets, the Bank experienced net interest margin compression during fiscal year 2007.  The steeper yield curve during the first half of fiscal year 2008 has benefited the net interest margin as short-term liabilities have repriced at lower interest rates while cash flows from the mortgage loan and mortgage-related securities portfolios have been reinvested at relatively higher rates, which has caused an increase in earnings.

The following table sets forth the estimated percentage change in MVPE at each period end presented based on the indicated instantaneous, parallel and permanent change in interest rates.  The MVPE is defined as the net of the present value of the cash flows of an institution’s existing assets, liabilities and off-balance sheet instruments.  The percentage change in each interest rate environment represents the difference between MVPE in the base case and MVPE in each alternative interest rate environment.  At June 30, 2008, the three-month Treasury bill was less than 2%, so the -200 basis point scenario is not presented.  The estimations of MVPE used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change, that any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented, and that different prepayment rates are used in each alternative interest rate environment.  The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment.  The table presents the effects of the change in interest rates on our assets and liabilities as they mature, repay or reprice, as shown by the change in the MVPE in changing interest rate environments.

Percentage Change in MVPE
	At
Change	June 30,	March 31,	September 30,
in Interest Rates (1)	2008 (2)	2008 (2)	2007
-100 bp	3.00	-1.09	5.37
000 bp	--	--	--
+100 bp	-10.79	-8.69	-13.99
+200 bp	-26.83	-25.07	-32.14
+300 bp	-45.30	-44.23	-52.52

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.
(2)
The Bank implemented changes to its modeling of prepayments during the current quarter to make them more consistent with general market conventions.  Consequently, comparisons to the September 2007 period are less meaningful.

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

The Bank’s measure of its MVPE sensitivity to decreasing interest rates indicates an increase in the MVPE at June 30, 2008 for the down 100 basis point scenario.  Because the Bank’s assets have longer average lives than the liabilities, the market value gain of assets in this scenario is greater than the loss on the liabilities.  This gain is diminished by the decreasing average lives of mortgage-related assets that results from increasing principal repayments occurring in this scenario.  This was not the case in March 2008 when interest rates were lower and the MVPE decreased in the falling interest rate scenario.  At that time the difference in average lives of assets and liabilities was not as large.  The higher prepayments in the decreasing interest rate scenario resulted in a shorter average lives of assets relative to liabilities.

The Bank’s MVPE declines in the rising interest rate environments.  As rates increase, the estimated fair values of the liabilities with short average lives do not respond to rates in the same manner as the longer maturity assets, such as our fixed-rate loans, which have longer average lives.  The prepayment assumptions on the fixed-rate loans in particular, and all mortgage-related assets in general, anticipate prepayment rates in the increasing rate environments that would likely only be realized through normal changes in customers lives, such as divorce, death, job-related relocations, and other life changing events.  The lower prepayment assumptions extend the expected average lives on these assets, relative to assumptions in the base case, thereby increasing their sensitivity to changes in interest rates.  The net effect of these characteristics of short-lived liabilities and long-lived assets is to increase the sensitivity of the Bank to changes in interest rates the more rates increase.  The sensitivity of the Bank’s MVPE increased from March 31, 2008 primarily due to higher interest rates.  This resulted in a greater difference in the average lives of assets and liabilities at June 30, 2008 and thus greater sensitivity to rising rates.

Gap Table:  The following gap table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of June 30, 2008, based on the information and assumptions set forth in the notes below.  Cash flow projections for mortgage loans and mortgage-related securities are calculated based on current interest rates.  Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates.  Assumptions may not reflect how actual yields and costs respond to market changes. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a change in interest rates, prepayment and early withdrawal levels likely would deviate significantly from those assumed in calculating the gap table. For additional information regarding the impact of changes in interest rates, see the Percentage Change in Net Interest Income and Percentage Change in MVPE tables above.

June 30, 2008
	Within Three Months	Three Months To One Year	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total

Interest-earning assets:	(Dollars in thousands)
Loans receivable (1) (2):
Mortgage loans:
Fixed	$ 194,383	$ 416,086	$ 1,052,264	$ 632,908	$ 1,356,841	$ 3,652,482
Adjustable	158,228	519,665	722,166	96,280	7,582	1,503,921
Other loans	132,464	23,017	30,525	11,182	12,699	209,887
Securities:
Non-mortgage securities (3)	30,304	59,002	12,253	6,121	37,156	144,836
Mortgage-related securities (4)	324,897	483,302	519,193	273,605	473,551	2,074,548
Other interest-earning assets	61,897	--	--	--	--	61,897
Total interest-earning assets	902,173	1,501,072	2,336,401	1,020,096	1,887,829	7,647,571

Interest-bearing liabilities:
Deposits:
Savings (5)	122,417	7,200	16,952	13,416	72,822	232,807
Checking (5)	10,182	33,647	76,672	75,658	223,519	419,678
Money market (5)	36,628	101,031	186,604	142,563	344,589	811,415
Certificates	454,875	1,056,971	853,563	131,101	1,133	2,497,643
Borrowings (6)	253,609	300,000	1,620,000	826,000	--	2,999,609
Total interest-bearing liabilities	877,711	1,498,849	2,753,791	1,188,738	642,063	6,961,152

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$ 24,462	$ 2,223	$ (417,390)	$ (168,642)	$ 1,245,766	$ 686,419

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$ 24,462	$ 26,685	$ (390,705)	$ (559,347)	$ 686,419

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total assets at June 30, 2008	0.31%	0.34%	(4.95)%	(7.09)%	8.70%
Cumulative excess (deficiency) at September 30, 2007	(9.45)%	(11.57)%	(5.52)%	1.68%	8.72%
Cumulative excess (deficiency) at September 30, 2006	(7.91)%	(13.62)%	(13.92)%	(4.37)%	7.94%

(1)  Adjustable-rate loans are included in the period in which the rate is next scheduled to adjust or in the period in which repayments are expected to occur prior to their next rate adjustment, rather than in the period in which the loans are due.  Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.
(2)  Balances have been reduced for non-performing loans, which totaled $13.3 million at June 30, 2008.
(3)  Based on contractual maturities, or terms to call date or pre-refunding dates as of June 30, 2008, and excludes the unrealized loss adjustment of $490 thousand on AFS investment securities.
(4)  Reflects estimated prepayments of mortgage-related securities in our portfolio, and excludes the unrealized loss adjustment of $7.9 million on AFS mortgage-related securities.
(5)  Although our checking, savings and money market accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities.  The decay rates (the assumed rate at which the balance of existing accounts would decline) used on these accounts are based on assumptions developed based upon our actual experience with these accounts.  If all of our checking, savings and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $1.13 billion, for a cumulative one-year gap of (14.27)% of total assets.
(6)  Borrowings exclude $1.3 million deferred gain on the terminated interest rate swaps, and $43 thousand of capitalized debt issuance costs on other borrowings.

The change in the one-year gap to positive 0.34% from a negative 11.57% from September 30, 2007 to June 30, 2008, respectively, occurred for two reasons.  The first was a reduction of liabilities repricing in the upcoming year, caused by the termination of $575.0 million of interest rate swaps hedging FHLB advances.  These interest rate swaps effectively converted long-term fixed-rate advances to adjustable-rate advances that repriced monthly.  Once the swaps were terminated the advances became long-term fixed-rate liabilities that will not reprice in the upcoming year.  The second reason for the change in the one-year gap was the decrease in interest rates, which are expected to cause an increase in the projected cash flows in the upcoming year from mortgage loan prepayments.  This results in shorter average lives and quicker repricing of assets than the September 30, 2007 projections.

Changes in portfolio composition.  The following table presents the distribution of our investment and mortgage-related securities portfolios, at cost, at the dates indicated.  Overall, fixed-rate securities comprised 60% of these portfolios at June 30, 2008 and September 30, 2007.  The WAL is the estimated remaining maturity after projected prepayment speeds and call option assumptions have been applied.  The increase in the WAL between September 30, 2007 and June 30, 2008 was due largely to purchasing new securities and reinvesting principal cash flows into securities with longer WAL, to maturing securities, and to issuers of certain securities in the portfolio exercising their option to call the security.  The increase in the yield between September 30, 2007 and June 30, 2008 is a result of the purchase of securities with yields greater than that of the overall portfolio yield.

	June 30, 2008			March 31, 2008			December 31, 2007			September 30, 2007
	Balance	WAL	Yield	Balance	WAL	Yield	Balance	WAL	Yield	Balance	WAL	Yield
	(Dollars in thousands)
Fixed-rate investments:
Agency bonds	$ 82,664	2.62	4.29%	$ 41,382	0.19	5.47%	$ 460,997	0.28	4.18%	$ 501,057	1.51	4.56%
Mortgage-related securities	1,196,543	4.43	4.86	1,156,848	4.03	4.83	806,285	4.12	4.79	632,142	4.15	4.68
Municipal bonds	58,303	5.22	3.39	47,124	5.15	3.57	38,949	7.06	3.66	23,018	5.06	3.69
Total fixed-rate investments	1,337,510	4.35	4.76	1,245,354	3.94	4.80	1,306,231	2.85	4.54	1,156,217	3.02	4.61

Adjustable-rate investments:
Mortgage-related securities	878,005	4.17	4.62	910,030	5.97	4.55	797,628	4.71	4.53	780,147	3.95	4.29
Trust preferred securities	3,869	28.98	4.44	--	--	--	--	--	--	--	--	--
Total adjustable-rate investments	881,874	4.28	4.62	910,030	5.97	4.55	797,628	4.71	4.53	780,147	3.95	4.29
Total investment portfolio, at cost	$ 2,219,384	4.32	4.70%	$ 2,155,384	4.80	4.70%	$ 2,103,859	3.56	4.54%	$ 1,936,364	3.40	4.48%

The certificate of deposit portfolio decreased $3.6 million from September 30, 2007 to June 30, 2008 and the average cost of the portfolio decreased 61 basis points between the two reporting dates.  Certificates maturing in one year or less at June 30, 2008 were $1.51 billion with an average cost of 4.17%.  The following table presents the maturity of certificates of deposit at the dates indicated.
	June 30, 2008		March 31, 2008		December 31, 2007		September 30, 2007
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Certificates maturing within:
0 to 3 months	$ 454,875	4.71%	$ 574,897	4.84%	$ 506,282	4.74%	$ 358,141	4.55%
3 to 6 months	489,029	4.57	448,972	4.74	573,343	4.87	507,072	4.77
6 months to one year	567,943	3.40	634,845	4.36	749,696	4.86	881,810	4.88
One year to two years	638,300	4.10	508,283	4.20	357,331	4.45	400,859	4.66
After two years	347,496	4.19	371,621	4.64	340,584	4.81	353,366	4.85
Total certificates	$ 2,497,643	4.16%	$ 2,538,618	4.54%	$ 2,527,236	4.77%	$ 2,501,248	4.77%

Average maturity (in years)	1.03		0.95		0.90		0.95

Item 4.  Controls and Procedures
John B. Dicus, the Company’s President and Chief Executive Officer, and Kent G. Townsend, the Company’s Executive Vice President and Chief Financial Officer, have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of June 30, 2008.  Based upon their evaluation, they have concluded that as of June 30, 2008, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2008, there were no changes in the Company’s internal control over financial reporting as defined by Rule 13a-15(d) of the Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table summarizes our share repurchase activity during the three months ended June 30, 2008 and additional information regarding our share repurchase program.   Our current repurchase plan of 500,000 shares was announced on May 26, 2006.  The plan has no expiration date and had 186,431 shares remaining as of June 30, 2008.  The Company intends to repurchase shares from time to time, depending on market conditions, at prevailing market prices in open-market and other transactions.  The shares would be held as treasury stock for general corporate use.

	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased as	of Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plan
April 1, 2008 through
April 30, 2008	--	--	--	187,931
May 1, 2008 through
May 31, 2008	1,500	-- (1)	1,500	186,431
June 1, 2008 through
June 30, 2008	--	--	--	186,431
Total	1,500		1,500	186,431

(1) There were 1,500 shares purchased during the current quarter that were received in exchange for the exercise of options.

Item 3.  Defaults Upon Senior Securities
Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

Item 5.  Other Information
Not applicable.

Item 6.  Exhibits
See Index to Exhibits.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL

Date:   August 4, 2008                                                                                    By: /s/ John B. Dicus
                                                                                                  John B. Dicus, President and
                                                                                                  Chief Executive Officer

Date:   August 4, 2008                                                           By: /s/ Kent G. Townsend
                                                                                                  Kent G. Townsend, Executive Vice President and
                                                                                                  Chief Financial Officer

INDEX TO EXHIBITS
Exhibit Number	Document
2.0	Plan of Reorganization and Stock Issuance Plan*
3(i)	Federal Stock Charter of Capitol Federal Financial*
3(ii)	Bylaws of Capitol Federal Financial filed on November 29, 2007 as Exhibit 3(ii) to the Annual Report on Form 10-K and incorporated herein by reference
4(i)	Form of Stock Certificate of Capitol Federal Financial*
4(ii)	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, the instruments defining the rights of the holders of the Registrant’s long-term debt
10.1(i)	Registrant’s Thrift Plan filed on November 29, 2007 as Exhibit 10.1(i) to the Annual Report on Form 10-K and incorporated herein by reference
10.1(ii)	Registrant’s Stock Ownership Plan filed on November 29, 2007 as Exhibit 10.1(ii) to the Annual Report on Form 10-K and incorporated herein by reference
10.2	Registrant’s 2000 Stock Option and Incentive Plan (the “Stock Option Plan”) filed on April 13,
2000 as Appendix A to Registrant’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference
10.3	Registrant’s 2000 Recognition and Retention Plan (the “RRP”) filed on April 13, 2000 as
Appendix B to Registrant’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference
10.4	Capitol Federal Financial Deferred Incentive Bonus Plan

10.5	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q and incorporated herein by reference
10.6	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4,
2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q and incorporated herein by reference
10.7	Form of Restricted Stock Agreement under the RRP filed on February 4, 2005 as Exhibit 10.7 to the
December 31, 2004 Form 10-Q and incorporated herein by reference
10.8	Description of Named Executive Officer Salary and Bonus Arrangements filed on November 29,
2007 as Exhibit 10.8 to the Annual Report on Form 10-K and incorporated herein by reference
10.9	Description of Director Fee Arrangements filed on February 5, 2007 as Exhibit 10.9 to the December 31, 2007 Form 10-Q and incorporated herein by reference
10.10	Short-term Performance Plan filed on December 14, 2005 as Exhibit 10.10 to the Annual
Report on Form 10-K for the fiscal year ended September 30, 2005 and incorporated herein by reference
11	Statement re: computation of earnings per share**
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President and Chief Financial Officer
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