Form 10-K
period 2008-09-30
CAPITOL FEDERAL FINANCIAL
filed 2008-12-01
CIK 1074433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
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
Large accelerated filer ☑           Accelerated filer ☐            Non-accelerated filer ☐   Smaller reporting company ☐
                                                                             (do not check if smaller reporting company)
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes☐ No☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the NASDAQ Stock Market as of March 31, 2008, was $750.5 million.  The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the registrant.

As of November 14, 2008, there were issued and outstanding 74,082,168 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the year ended September 30, 2008.  Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended September 30, 2008.

PRIVATE SECURITIES LITIGATION REFORM ACT—SAFE HARBOR STATEMENT

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

These forward-looking statements include statements about our beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors, some of which are beyond our control.  The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause our future results to differ materially from the plans, objectives, goals, expectations, anticipations, estimates and intentions expressed in the forward-looking statements:

•	our ability to continue to maintain overhead costs at reasonable levels;
•	our ability to continue to originate a significant volume of one- to four-family mortgage loans in our market area;
•	our ability to acquire funds from or invest funds in wholesale or secondary markets;
•	the future earnings and capital levels of the Bank, which could affect the ability of the Company to pay dividends in accordance with its dividend policies;
•	fluctuations in deposit flows, loan demand, and/or real estate values, which may adversely affect our business;
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
•
the impact of changes in financial services laws and regulations, including laws concerning taxes, banking, securities and insurance, and the impact of other governmental initiatives affecting the financial services industry;

•	implementing business initiatives may be more difficult or expensive than anticipated;
•	technological changes;
•	acquisitions and dispositions;
•	changes in consumer spending and saving habits; and
•	our success at managing the risks involved in our business.

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

The Bank is the only operating subsidiary of the Company.  The Bank is a federally-chartered and insured savings bank headquartered in Topeka, Kansas and is examined and regulated by the Office of Thrift Supervision (“OTS”), its primary regulator.  It is also regulated by the Federal Deposit Insurance Corporation (“FDIC”).  We primarily serve the entire metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and a portion of the metropolitan area of greater Kansas City through 30 traditional and nine in-store banking offices.   At September 30, 2008, we had total assets of $8.06 billion, deposits of $3.92 billion and total equity of $871.2 million.

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.  We attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family (“single-family") residences.  We also originate consumer loans, loans secured by first mortgages on nonowner-occupied one- to four-family residences, permanent and construction loans secured by one- to four-family residences, commercial real estate loans and multi-family real estate loans.  While our primary business is the origination of one- to four-family mortgage loans funded through retail deposits, we also purchase one- to four-family mortgage loans from correspondent lenders located within our market areas and select market areas in Missouri and nationwide lenders, and invest in certain investment and mortgage-related securities (“MBS”) funded through retail deposits, advances from Federal Home Loan Bank Topeka (“FHLB”) and other borrowings.  We may originate loans outside our market area on occasion, and most of the whole loans we purchase are secured by properties located outside of our market area.

Our revenues are derived principally from interest on loans and MBS and interest and dividends on investment securities.  Our primary sources of funds are customer deposits, borrowings, scheduled amortization and prepayments of mortgage loans and MBS, calls and maturities of investment securities, and funds generated by operations.

We offer a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market accounts, interest bearing and non-interest bearing checking accounts, and certificates of deposit with terms ranging from 91 days to 96 months.

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

Market Area and Competition

Our corporate office is located in Topeka, Kansas.  We have a network of 39 branches located in 8 counties throughout the State of Kansas.  We operate in three primary market areas:  Johnson County, Kansas, the city of Wichita, Kansas and the cities of Topeka and Lawrence, Kansas.  In addition to providing full service banking offices, we also provide our customers telephone and internet banking capabilities.

The Bank ranked second in deposit market share in the state of Kansas as reported in the FDIC “Summary of Deposits - Market Share Report” dated June 30, 2008. Deposit market share is measured by total deposits, without consideration for type of deposit. We do not have commercial deposit accounts because of our focus on retail deposits, while many of our competitors have both commercial and retail deposits in their total deposit base.  In recent years, the Bank has experienced a slight decrease in market share due to the entrance of new competitors such as credit unions, newly chartered banks (de novo institutions), and increased banking locations by established financial institutions.   Additionally, consumers have the ability to utilize financial institutions without a brick-and-mortar presence in our market area by way of online products and services.  Management considers our strong retail banking network and our reputation for financial strength and customer service to be our major strengths in attracting and retaining customers in our market areas.

The Bank is consistently one of the top one- to four-family lenders with regard to loan volume in the state of Kansas.  Through our strong relationships with real estate agents and marketing efforts which reflect our reputation and pricing, we attract mortgage loan business from walk-in customers, customers that apply online, and existing customers.   Competition in originating one- to four-family mortgage loans primarily comes from other savings institutions, commercial banks, credit unions, and mortgage bankers.  Other savings institutions, commercial banks, credit unions, and finance companies provide vigorous competition in consumer lending.

We purchase one- to four-family mortgage loans from correspondent lenders located within our market areas and select market areas in Missouri, and from nationwide lenders.  Purchasing loans from nationwide lenders provides geographic diversification, reducing our exposure to concentrations of credit risk.  At September 30, 2008 loans purchased from nationwide lenders were secured by properties located in each of the continental 48 states and Washington, D.C.  At September 30, 2008, purchases from nationwide lenders in the following states comprised greater than 5% of total loans purchased from nationwide lenders:  Illinois 13%; Florida 8%; Arizona, Virginia and Texas 6%.

The Bank opened one new branch in our Wichita market area in October 2008.  The Bank has plans to open two additional branches in fiscal year 2009 located in our market area in south Johnson County, Kansas.  The Bank has preliminary plans to open three additional branches in our market areas in Kansas City and Wichita by September 30, 2010.

Lending Practices and Underwriting Standards

General.  The Bank’s primary lending activity is the origination and purchase of loans from a select group of correspondent lenders.  These loans are generally secured by first mortgages on owner-occupied, one- to four-family residences in the Bank’s primary market areas and select market areas in Missouri.  The Bank also makes consumer loans, construction loans secured by residential properties, commercial properties and multi-family real estate loans secured by multi-family dwellings or commercial properties.  Historically, additional lending volume has been generated by purchasing whole one- to four-family mortgage loans from nationwide lenders.  By purchasing loans from nationwide lenders, the Bank is able to attain some geographic diversification and mitigate credit concentration risks in its loan portfolio, and to help mitigate the Bank’s interest rate risk exposure because the purchased loans are predominately adjustable-rate or 15-year fixed-rate loans.

At September 30, 2008, our net loan portfolio totaled $5.32 billion, which constituted 66% of our total assets.  For a discussion of our market risk associated with loans see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

All originated loans are generated by our own employees.  Loans over $500 thousand must be underwritten by two Class V underwriters.  Any loan greater than $750 thousand must be approved by the Asset and Liability Management Committee (“ALCO”) and loans over $1.5 million must be approved by the board of directors.  For loans requiring ALCO and/or board of directors’ approval, lending management is responsible for presenting to the ALCO and/or board of directors information about the creditworthiness of the borrower and the estimated value of the subject property.  Information pertaining to the creditworthiness of the borrower generally consists of a summary of the borrower’s credit history, employment stability, sources of income, assets, net worth, and debt ratios.  The estimated value of the property must be supported by an independent appraisal report prepared in accordance with our appraisal policy.

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, the maximum amount which we could have loaned to any one borrower and the borrower’s related entities at September 30, 2008 was $121.8 million.  Our largest lending relationship to a single borrower or a group of related borrowers at September 30, 2008 consisted of 17 multi-family real estate projects, two single-family homes, and three commercial real estate projects located in Kansas and Texas.  Total commitments and loans outstanding to this group of related borrowers was $50.0 million as of September 30, 2008.  Most of the multi-family real estate loans qualify for the low income housing tax credit program.  We have over 30 years of experience with this group of borrowers, who usually build and manage their own properties.  Each of the loans to this group of borrowers was current and performing in accordance with repayment terms at September 30, 2008.

The second largest lending relationship at September 30, 2008, consisted of eight loans totaling $12.0 million.  Four loans are secured by multi-family real estate units and four are secured by single-family homes.  We have over 30 years of experience with the borrowers.  All units were built and are presently being managed by the borrowers.  Each of the loans to this group of borrowers was current and performing in accordance with repayment terms at September 30, 2008.

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

One- to Four-Family Residential Real Estate Lending.  The Bank originates loans through referrals from real estate brokers and builders, our marketing efforts, and our existing and walk-in customers.  While the Bank originates both adjustable and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market areas.  Demand is affected by the local housing market, competition and the interest rate environment.  During the 2008 and 2007 fiscal years, the Bank originated and refinanced $631.8 million and $573.2 million of one- to four-family fixed-rate mortgage loans, and $77.7 million and $104.4 million of one- to four-family adjustable-rate mortgage (“ARM”) loans, respectively.   The Bank’s one- to four-family loans are primarily fully amortizing fixed- or adjustable-rate loans with contractual maturities of up to 30 years, except for interest-only loans which require the payment of interest during the interest-only period, all with payments due monthly.  Our one- to four- family loans are generally not assumable and do not contain prepayment penalties.  A “due on sale” clause, allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the secured property, is generally included in the security instrument.

Our pricing strategy for first mortgage loan products includes setting interest rates based upon prices available in the secondary market if the Bank were to sell them near par and that are competitive within our local lending markets.  ARM loans are offered with either a three-year, five-year or seven-year term to the initial repricing date.  After the initial period, the interest rate for each ARM loan generally adjusts annually for the remainder of the term of the loan.  A number of different indices are used to reprice our ARM loans.

Fixed-rate loans secured by one- to four-family residences have contractual maturities of up to 30 years, and are fully amortizing with payments due monthly.  However, these loans normally remain outstanding for a substantially shorter period of time because of refinancing and other prepayments.  A significant decrease in the current level of interest rates could considerably shorten the current expected average life of a mortgage loan in our portfolio.

Current adjustable-rate one- to four-family loans originated by the Bank generally provide for a specified rate limit or cap on the periodic adjustment to the interest rate, as well as a specified maximum lifetime cap and minimum rate, or floor.  As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds. Negative amortization of principal is not allowed.  Borrowers are qualified based on the principal, interest, taxes and insurance payments at the initial rate for three, five and seven year ARM loans.  After the initial three, five or seven year period, the interest rate is repriced annually and the new principal and interest payment is based on the new interest rate, remaining unpaid principal balance and term of the ARM loan.  Our ARM loans are not automatically convertible into fixed-rate loans; however, we do allow borrowers to pay a modification fee to convert an ARM loan to a fixed-rate loan.   ARM loans can pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment also rises, increasing the potential for default.  This specific risk type is known as repricing risk.

As of March 2008, the Bank discontinued offering an interest-only ARM product, but holds in its portfolio originated and purchased interest-only ARM loans.  The product was discontinued to reduce future credit risk exposure.  At the time of origination, these loans did not require principal payments for a period of up to ten years.  Borrowers were qualified based on a fully amortizing payment at the initial loan rate.  The Bank was more restrictive on debt-to-income ratios and credit scores on interest-only ARM loans than on other ARM loans to offset the potential risk of payment shock at the time the loan rate adjusts and/or the principal and interest payments begin.   At September 30, 2008, 6% of our loan portfolio consisted of non-amortizing interest-only ARM loans.  The majority of these loans were purchased from nationwide lenders during fiscal year 2005.  These loans had an initial interest-only term of either five or ten years, with approximately equal distribution between the two terms.  The interest-only loans we purchased had borrowers with an average credit score of 737 at the time of purchase and an average loan-to-value ratio not exceeding 80% at the time of purchase.

One- to four-family loans are generally underwritten using an automated underwriting system developed by a third party.  The system’s components closely resemble the Bank’s manual underwriting standards which are generally in accordance with Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) underwriting guidelines.  The automated underwriting system analyzes the applicant’s data, with emphasis on credit history, employment and income history, qualifying ratios reflecting the applicant’s ability to repay, asset reserves, and loan-to-value ratio.  Loans that do not meet the automated underwriting standards are referred to a staff underwriter for manual underwriting.  Full documentation to support the applicant’s credit, income, and sufficient funds to cover all applicable fees and reserves at closing are required on all loans.  Properties securing one- to four-family loans are appraised by either staff appraisers or fee appraisers, both of which are independent of the loan origination function and have been approved by the board of directors.

Presently, the Bank lends up to 97% of the lesser of the appraised value or purchase price for one- to four-family mortgage loans.   For loans with an LTV ratio in excess of 80% at the time of origination, private mortgage insurance is required in order to reduce the Bank’s loss exposure to less than 80% of the appraised value or the purchase price of the property.

The Bank also purchases one- to four-family mortgage loans under agreements with correspondent lenders located within our market areas and select market areas in Missouri.  Approved loans and their servicing rights are purchased on a loan by loan basis.  The loan is originated to our specifications including interest rates, product description and underwriting standards.  The loans may be fixed-rate or ARM loans.  The Bank sets prices for all loan products at least once each week.  The underwriting generally is performed by a third party underwriter who is under contract with us to use the Bank’s internal underwriting standards.  During the 2008 and 2007 fiscal years, the Bank purchased $119.5 million and $129.1 million, respectively, of one- to four-family mortgage loans from correspondent lenders.

Historically, the Bank has purchased one- to four-family mortgage loans from nationwide lenders to reduce the risk of geographic concentration and to supplement one- to four-family ARM loan origination volume as ARM loans are not considered as attractive to borrowers as fixed-rate mortgage loans in the Bank’s local markets.  The lender retains the servicing of these loans.  During 2008 and 2007, the Bank purchased $155 thousand and $200 thousand, respectively, of one- to four-family mortgage loans from nationwide lenders.

The underwriting standards of the lenders from whom the Bank purchases loans are generally similar to the Bank’s internal underwriting standards.  “No Doc” or “Stated Income, Stated Assets” loans are not permitted.  Lenders are required to fully document all data sources for each application.  Management believes these requirements reduce the credit risk associated with these loans.  Before committing to purchase a pool of loans from a nationwide lender, the Bank’s Chief Lending Officer or Secondary Marketing Manager reviews specific criteria such as loan amount, credit scores, LTV ratios, geographic location, and debt ratios of each loan in the pool.  If the specific criteria do not meet the Bank’s underwriting standards and compensating factors are not sufficient, then a loan will be removed from the pool.  Once the review of the specific criteria is complete and loans not meeting the Bank’s standards are removed from the pool, changes are sent back to the lender for acceptance and pricing.  Before the pool is funded, an approved Bank underwriter reviews at least 25% of the loan files and the supporting documentation in the pool.  Our standard contractual agreement with the seller includes recourse options for any breach of representation or warranty with the respect to the loans purchased.

The underwriting of loans purchased through correspondent lenders is generally performed by a third party underwriter who is under contract to use a product description supplied by the Bank that is specific to each correspondent.  The products offered by the correspondents are at least as restrictive as the Bank’s own internal underwriting standards.  Correspondent lenders are located within the metropolitan Kansas City market area and select market areas in Missouri.  The Bank purchases approved loans and the related servicing rights, on a loan-by-loan basis.

In an effort to offset the impact of repayments and to retain our customers, the Bank offers existing loan customers whose loans have not been sold to third parties the opportunity to modify their original loan terms to new loan terms generally consistent with those currently being offered.  This is a convenient tool for customers who may have considered refinancing from an ARM loan to a fixed-rate loan, would like to reduce their term, or take advantage of lower rates associated with current market rates.  The program helps ensure the Bank maintains the relationship with the customer and significantly reduces the amount of time it takes for customers to obtain current market pricing and terms without having to refinance their loans, and is a more efficient way for the Bank to process the change.  The Bank charges a fee for this service generally comparable to fees charged on new loans.  The Bank does not solicit customers for this program, but considers it a valuable opportunity to retain customers who, due to our strict initial underwriting, could likely obtain similar financing elsewhere.

Construction Lending.  The Bank also originates construction-to-permanent loans primarily secured by one- to four-family residential real estate.  Presently, all of the one- to four-family construction loans are secured by property located within the Bank’s market areas.  Construction loans are obtained primarily by homeowners who will occupy the property when construction is complete.  The Bank is also a participant with five other banking institutions on a $42.5 million construction loan secured by a retail shopping center in Kansas with two major retailers.  The Bank’s participant share is $15.0 million which is disbursed as the improvements are completed.  As of September 30, 2008, $6.3 million of the $15.0 million had been disbursed.  Construction loans to builders for speculative purposes are not permitted.

The application process includes submission of complete plans, specifications, and costs of the project to be constructed.  These items are used as a basis to determine the appraised value of the subject property.  All construction loans are manually underwritten using the Bank’s internal underwriting standards.  The construction and permanent loans are closed at the same time allowing the borrower to secure the interest rate at the beginning of the construction period and throughout the permanent loan.  Construction draw requests and the supporting documentation are reviewed and approved by management.  The Bank also performs regular documented inspections of the construction project to ensure the funds are being used for the intended purpose and the project is being completed according to the plans and specifications provided.  At September 30, 2008, we had $85.2 million in construction-to-permanent loans outstanding, including undisbursed loan funds, representing almost 2% of our total loan portfolio.

Consumer Lending.  The Bank offers a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, and loans secured by savings deposits.  The Bank discontinued offering a student loan product in March 2008.   The Bank also originates a very limited amount of unsecured loans.  The Bank does not originate any consumer loans on an indirect basis, such as contracts purchased from retailers of goods or services which have extended credit to their customers.  All consumer loans are originated in the Bank’s market areas.  At September 30, 2008, our consumer loan portfolio totaled $212.2 million, or 4% of our total loan portfolio.

The majority of the consumer loan portfolio is comprised of home equity lines of credit, which have interest rates that can adjust monthly based upon changes in the Prime rate, to a maximum of 18%.  Home equity loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 95% of the value of the property securing the loan.  In order to minimize risk of loss, home equity loans that are greater than 80% of the value of the property, when combined with the first mortgage, require private mortgage insurance.  The term-to-maturity of home equity and home improvement loans may be up to 20 years.  Other home equity lines of credit have no stated term-to-maturity and require a payment of 1.5% of the outstanding loan balance per month. Interest-only home equity lines of credit with an application date prior to May 30, 2008 have monthly payments of accrued interest and a balloon payment of unpaid principal at 120 months.  Interest-only home equity lines of credit with an application date on or after May 30, 2008 have monthly payments of accrued interest and a balloon payment of unpaid principal at 12 months.    Repaid principal may be re-advanced at any time, not to exceed the original credit limit of the loan.  Other consumer loan terms vary according to the type of collateral and the length of the contract.  Home equity loans, including lines of credit and home improvement loans, comprised almost 4% of our total loan portfolio, or $203.0 million, at September 30, 2008.  As of September 30, 2008, 68% of the home equity portfolio was adjustable-rate.

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

Multi-family and Commercial Real Estate Lending.  The Bank’s multi-family and commercial real estate loans are secured primarily by multi-family dwellings and small commercial buildings generally located in the Bank’s market areas.  These loans are granted based on the income producing potential of the property and the financial strength of the borrower.  LTV ratios on multi-family and commercial real estate loans usually do not exceed 80% of the appraised value of the property securing the loans.  The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt at the time of origination.  The Bank generally requires personal guarantees of the borrowers covering a portion of the debt in addition to the security property as collateral for these loans.  The Bank also generally requires an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt.  Appraisals on properties securing these loans are performed by independent state certified fee appraisers approved by the board of directors.  Our multi-family and commercial real estate loans are originated with either a fixed or adjustable interest rate.  The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower.  While maximum maturities may extend to 30 years, these loans frequently have shorter maturities and may not be fully amortizing, requiring balloon payments of unamortized principal at maturity.   At September 30, 2008, multi-family and commercial real estate loans totaled $56.1 million, or 1% of our total loan portfolio.

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

   Loan Portfolio.  The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for undisbursed loan funds, unearned loan fees and deferred costs and the allowance for loan losses) as of the dates indicated.

	September 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$5,026,358	93.43%	$4,992,398	93.38%	$4,931,505	93.80%	$5,189,006	94.44%	$4,492,205	93.70%
Multi-family and commercial	56,081	1.04	60,625	1.13	56,774	1.08	49,563	0.90	44,119	0.92
Construction	85,178	1.58	74,521	1.39	45,452	0.87	45,312	0.83	54,782	1.14
Total real estate loans	5,167,617	96.05	5,127,544	95.90	5,033,731	95.75	5,283,881	96.17	4,591,106	95.76

Other Loans:
Consumer Loans:
Savings	4,634	0.09	5,249	0.10	6,250	0.12	8,377	0.15	9,141	0.19
Automobile	3,484	0.07	4,234	0.08	3,660	0.07	2,555	0.05	2,274	0.05
Home equity	202,956	3.77	208,642	3.91	212,938	4.04	198,135	3.61	190,180	3.97
Other	1,110	0.02	905	0.01	832	0.02	1,369	0.02	1,612	0.03
Total consumer loans	212,184	3.95	219,030	4.10	223,680	4.25	210,436	3.83	203,207	4.24
Commercial business loans	44	--	53	--	62	--	70	--	129	--
Total other loans	212,228	3.95	219,083	4.10	223,742	4.25	210,506	3.83	203,336	4.24
Total loans receivable	5,379,845	100.00%	5,346,626	100.00%	5,257,473	100.00%	5,494,387	100.00%	4,794,442	100.00%

Less:
Undisbursed loan funds	43,186		42,481		22,605		14,803		23,623
Unearned loan fees and deferred costs	10,088		9,893		9,318		10,856		18,794
Allowance for loan losses	5,791		4,181		4,433		4,598		4,495
Total loans receivable, net	$5,320,780		$5,290,071		$5,221,117		$5,464,130		$4,747,530

The following table presents the contractual maturity of our loan portfolio at September 30, 2008, net of undisbursed loan funds.  Mortgage loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

	Real Estate
			Multi-family and		Construction				Commercial
	One- to Four-Family		Commercial		and Development(2)		Consumer(3)		Business		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Amounts due:
Within one year (1)	$2,098	6.78%	$--	--%	$35,709	5.66%	$5,210	5.59%	$--	--%	$43,017	5.71%

After one year:
One through five years	75,607	5.37	1,465	6.73	6,283	5.85	14,571	6.65	44	6.68	97,970	5.61
After five years	4,948,653	5.61	54,616	6.43	--	--	192,403	6.54	--	--	5,195,672	5.65
Total due after one year	5,024,260	5.61	56,081	6.44	6,283	5.85	206,974	6.55	44	6.68	5,293,642	5.65

Total loans	$5,026,358	5.61%	$56,081	6.44%	$41,992	5.69%	$212,184	6.52%	$44	6.68%	5,336,659	5.65%

Less:
Unearned loan fees and deferred costs											10,088
Allowance for loan losses											5,791
Total loans receivable, net											$5,320,780

   (1)  Includes demand loans, loans having no stated maturity and overdraft loans.
   (2)  Construction loans are presented based upon the term to complete construction and net of undisbursed loan funds.
   (3)  For home equity loans, the maturity date calculated assumes the customer always makes the required minimum payment.  Interest-only home equity lines of credit with an application date prior to May 30, 2008 assume a balloon payment of unpaid principal at 120 months.  Interest-only home equity lines of credit with an application date on or after May 30, 2008 assume a balloon payment of unpaid principal at 12 months.  All other home equity lines of credit assume a term of 240 months.

The following table presents, as of September 30, 2008, the amount of loans, net of undisbursed loan funds, due after September 30, 2009, and whether these loans have fixed or adjustable interest rates.

	Fixed	Adjustable	Total
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$3,601,401	$1,422,859	$5,024,260
Multi-family and Commercial	53,760	2,321	56,081
Construction	4,858	1,425	6,283
Consumer	70,358	136,616	206,974
Commercial Business	44	--	44
Total	$3,730,421	$1,563,221	$5,293,642

The following table shows our loan originations, loan purchases and participations, swaps, and repayment activity for the periods indicated.

	Year Ended September 30,
	2008	2007	2006
	(Dollars in thousands)
Originations by type:
Adjustable-rate:
Real estate - one- to four-family	$77,679	$104,362	$147,959
- multi-family and commercial	1,800	--	--
Consumer	89,345	87,022	101,956
Total adjustable-rate loans originated	168,824	191,384	249,915
Fixed-rate:
Real estate - one- to four-family	631,765	573,239	497,458
- multi-family and commercial	975	5,523	12,795
Consumer	19,271	33,304	51,078
Total fixed-rate loans originated	652,011	612,066	561,331
Total loans originated	820,835	803,450	811,246

Purchases:
Real estate - one- to four-family	119,631	129,335	329,319
- multi-family and commercial	--	15,000	--
Total loans purchased	119,631	144,335	329,319

Swaps and Repayments:
Principal balance of loans related to loan swap transaction	--	--	(404,819)
Principal repayments	(899,178)	(855,980)	(973,054)
Total reductions	(899,178)	(855,980)	(1,377,873)

Increase (decrease) in other items, net	(8,069)	(2,652)	394

Net increase (decrease)	$33,219	$89,153	$(236,914)

Asset Quality

The Bank’s underwriting guidelines have historically provided the Bank with loans of high quality and generally low delinquencies and low levels of non-performing assets compared to national levels.  Of particular importance is the complete documentation required for each loan the Bank originates and purchases.  This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower’s ability to repay the loan compared to underwriting methodologies that do not require full documentation.

For one-to four- family mortgage loans and home equity loans, when a borrower fails to make a loan payment 15 days after the due date, a late charge is assessed and a notice is mailed.  All delinquent balances are reviewed by collection personnel once the loan is 16 or more days past due.  Attempts to contact the borrower occur by personal letter and, if no response is received, by telephone, with the purpose of establishing repayment arrangements for the borrower to bring the loan current.  Repayment arrangements may be approved by a designated bank officer.  Once a loan becomes 90 days delinquent, a demand letter is issued requiring the loan to be brought current or foreclosure procedures will be implemented.  Once a loan becomes 120 days delinquent, and an acceptable repayment plan has not been established, the loan is forwarded to legal counsel to initiate foreclosure. Different collection rules may apply for one-to four- family mortgage loans serviced for FNMA, FHLMC and FHLB.  For all other loans, the same collection activities and time frames occur, except demand letters are issued at 60 days and repossession activities occur once a loan becomes 90 days delinquent.

The following matrix shows the balance of one-to-four family mortgage loans cross-referenced by LTV ratio and credit score.  The LTV ratios used in the matrix were based on the lesser of the purchase price or the most recent bank appraisal available.  Credit scores were updated in January 2008 for loans originated by the Bank and purchased loans.  Credit scores were updated again for the majority of our purchased loans as of August 2008.  Per the matrix, the greatest concentration of loans are believed to be of the highest quality, which fall into the “751 and above” credit score category and have a LTV ratio of less than 70%.  The loans believed to be of the lowest quality, which fall into the “less than 660” credit score category and have LTV ratios of more than 80%, comprise the lowest concentration.

	Credit Score
	Less than 660		661 to 700		701 to 750		751 and above		Total
LTV ratio	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Less than 70%	$127,680	2.5%	$140,513	2.8%	$397,303	7.9%	$1,755,108	34.9%	$2,420,604	48.1%
70% to 80%	114,282	2.3	136,806	2.7	407,500	8.1	1,178,585	23.5	1,837,173	36.6
More than 80%	77,072	1.5	87,796	1.8	220,617	4.4	383,096	7.6	768,581	15.3
Total	$319,034	6.3%	$365,115	7.3%	$1,025,420	20.4%	$3,316,789	66.0%	$5,026,358	100.0%

Delinquent Loans.  The following tables set forth our loans 30 - 89 days delinquent by type, number and amount as of the periods presented.
	Loans Delinquent for 30-89 Days at September 30,
	2008		2007		2006
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

One- to four-family:
Originated	125	$13,244	149	$13,117	230	$14,875
Purchased	37	7,083	26	3,854	26	4,737
Multi-family	--	--	--	--	1	222
Consumer	54	782	57	761	34	644

Total	216	$21,109	232	$17,732	291	$20,478

Delinquent loans to total loans		0.40%		0.34%		0.39%

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

Of the $7.1 million of 30 - 89 day delinquent purchased loans at September 30, 2008, $2.0 million, or 28%, were purchased from one nationwide lender.  The total balance of loans purchased from this lender was $105.4 million or 2% of the total loan portfolio.   There is not believed to be a geographic trend associated with our purchased 30 - 89 day delinquent purchased loans.

Non-performing Assets.  The table below sets forth the number, amount and categories of non-performing assets.  Non-performing assets consist of non-performing loans and real estate owned.  Non-performing loans are primarily loans that are 90 or more days delinquent or are in the process of foreclosure.  The amount that was included in interest income on non-performing loans, before non-accruing status, was $150 thousand for the year ended September 30, 2008.  The amount of additional interest income that would have been recorded on non-performing loans if they were not on non-accruing status was $179 thousand for the year ended September 30, 2008.  Real estate owned includes assets acquired in settlement of loans.

	September 30,
	2008		2007		2006		2005		2004
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

Non-performing loans:
One- to four-family
Originated	70	$6,488	68	$4,941	56	$3,534	74	$4,471	85	$5,375
Purchased	25	6,708	9	2,163	13	1,857	5	563	5	386
Commercial real estate	1	28	--	--	--	--	--	--	--	--
Consumer	29	442	20	248	15	218	15	124	23	310
Total	125	13,666	97	7,352	84	5,609	94	5,158	113	6,071

Real estate owned:
One- to four-family
Originated (1)	36	2,228	30	2,036	34	2,401	30	1,368	38	3,634
Purchased	12	2,918	1	61	--	--	1	245	2	342
Construction and development	--	--	--	--	--	--	--	--	1	273
Non real estate consumer	--	--	--	--	1	8	1	40	--	--
Total	48	5,146	31	2,097	35	2,409	32	1,653	41	4,249

Total non-performing assets	173	$18,812	128	$9,449	119	$8,018	126	$6,811	154	$10,320
Non-performing assets as a percentage of total assets		0.23%		0.12%		0.10%		0.08%		0.12%
Non-performing loans as a percentage of total loans		0.26%		0.14%		0.11%		0.09%		0.13%

   (1)  Real estate related consumer loans are included in the one- to four-family category as the underlying collateral is a one- to four-family property.

We had troubled debt restructurings of $918 thousand, $230 thousand and $186 thousand during the years ended September 30, 2008, 2007 and 2006, respectively.  These loans are not included in the table above.  We had no troubled debt restructurings during the years ended September 30, 2005 and 2004.

Of the $6.7 million of non-performing purchased loans at September 30, 2008, $5.1 million, or 76%, were purchased from one nationwide lender.  This is the same nationwide lender discussed in “Delinquent Loans” above.  There is not believed to be a geographic trend associated with our purchased non-performing loans.

At September 30, 2008, non-performing loans with LTV ratios greater than 80% comprised 27% of total non-performing loans.  Of the non-performing loans with LTV ratios greater than 80%, 87% had private mortgage insurance which substantially reduces or eliminates the Bank’s exposure to loss.  The balance of non-performing loans with LTV ratios greater than 80% with no private mortgage insurance was $458 thousand at September 30, 2008.  At origination, these loans had LTV ratios less than 80%, but based upon updated appraisals, the LTV ratios are now in excess of 80%.

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as “special mention”, “substandard”, “doubtful” or “loss.”  Assets classified as “special mention” are performing loans on which known information about the collateral pledged or the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such assets in the non-performing asset categories.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent as those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

In connection with the filing of the Bank’s periodic reports with the OTS and in accordance with our asset classification policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  The following table sets forth the carrying amounts of our assets, exclusive of general valuation and specific allowances, classified as special mention, substandard or doubtful at September 30, 2008.

	Special Mention		Substandard		Doubtful
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Real Estate:
One- to four-family
Originated	16	$1,986	70	$6,488	--	$--
Purchased	1	281	25	6,708	--	--
Consumer	2	33	29	442	--	--
Commercial business	--	--	1	28	--	--
Total loans	19	2,300	125	13,666	--	--

Real estate owned
Originated	--	--	36	2,228	--	--
Purchased	--	--	12	2,918	--	--
Total real estate owned	--	--	48	5,146	--	--

Total classified assets	19	$2,300	173	$18,812	--	$--

Provision for Loan Losses.  During fiscal year 2008, management continued to review the risk exposure of the Bank’s mortgage loan portfolio using its established formula analysis as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”.   In addition, management considered other then-existing inherent risks to the loan portfolio based upon our recent experience with non-performing purchased one- to four-family loans, well-documented trends in the markets in which we have purchased loans, and changes in the credit risks in the lending portfolio based upon changing borrower credit characteristics.  We have focused our attention on the purchased loan portfolio because those loans are, in some instances, located in markets that have seen significant declines in home valuations.  Of the loans purchased by the Bank from the nationwide lender reporting the highest concentration of non-performing loans, most involved so-called “80-20” combination purchase mortgage loans.  These combinations involved an 80% LTV first mortgage and a simultaneous 20% LTV second mortgage.  The Bank purchased only the first mortgage.  Due to declining market values, many of the second mortgage holders are not pursuing their claims in the event of default.

A provision for loan loss of $2.1 million was recorded during fiscal year 2008 due to additional risks management believes are inherent in our purchased loan portfolio as discussed above.  Also see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Allowance for Loan Losses.”  The majority of the $2.1 million related to general and specific valuation allowances on purchased loans.  In such cases where the real estate market values of the underlying collateral decreased below our outstanding loan balance, we recorded a specific allowance.  The provision/recovery for loan losses is recorded on the consolidated statement of income to bring our allowance for loan losses to a level deemed appropriate by management.

Allowance for Loan Losses.  At September 30, 2008, our allowance for loan losses was $5.8 million or 0.11% of the total loan portfolio and 42% of total non-accruing loans.  This compares with an allowance for loan losses of $4.2 million or 0.08% of the total loan portfolio and 57% of total non-accruing loans as of September 30, 2007.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K for a full discussion of the allowance for loan losses.

Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that the Bank will realize in the future resulting from an increase in the one- to four-family mortgage loan portfolio.  The following table provides a recap of our allowance for loan loss activity for the periods presented.

	Year Ended September 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of period	$4,181	$4,433	$4,598	$4,495	$4,550
Charge-offs:
One- to four-family	407	9	95	91	84
Consumer	34	18	37	56	77
Total charge-offs	441	27	132	147	161
Recoveries	--	--	1	35	42
Net charge-offs	441	27	131	112	119
Allowance on loans in the loan swap transaction	--	--	(281)	--	--
Provision (recovery)	2,051	(225)	247	215	64
Balance at end of period	$5,791	$4,181	$4,433	$4,598	$4,495

Ratio of net charge-offs during the period to
average loans outstanding during the period (1)	--%	--%	--%	--%	--%

Ratio of net charge-offs during the period to
average non-performing assets	3.12%	0.31%	1.77%	1.31%	1.02%

Allowance as a percentage of non-accruing loans	42.37%	56.87%	79.03%	89.14%	74.04%

Allowance as a percentage of total loans
(end of period)	0.11%	0.08%	0.08%	0.08%	0.09%

(1) Ratios calculate to be less than 0.01%.

The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	September 30,
	2008		2007		2006		2005		2004
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
	Amount of	Category	Amount of	Category	Amount of	Category	Amount of	Category	Amount of	Category
	Loan Loss	to Total	Loan Loss	to Total	Loan Loss	to Total	Loan Loss	to Total	Loan Loss	to Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
	(Dollars in thousands)

One- to four-family	$5,382	94.36%	$3,735	94.11%	$3,796	94.18%	$3,866	94.78%	$3,561	94.19%
Multi-family	47	0.92	48	0.95	46	0.92	203	0.74	177	0.74
Commercial real estate	7	0.13	9	0.19	8	0.16	67	0.16	65	0.18
Construction	41	0.60	69	0.61	258	0.46	129	0.47	197	0.60
Consumer	314	3.99	317	4.14	321	4.28	333	3.85	488	4.29
Commercial business	--	--	3	--	4	--	--	--	7	--
Total	$5,791	100.00%	$4,181	100.00%	$4,433	100.00%	$4,598	100.00%	$4,495	100.00%

Investment Activities

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, government-sponsored enterprises, including callable agency securities, municipal bonds, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in investment grade commercial paper, corporate debt securities, and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.  As a member of the FHLB, the Bank is required to maintain a specified investment in the capital stock of the FHLB.  See “Regulation - Federal Home Loan Bank System,” “Capitol Federal Savings Bank,” and “Qualified Thrift Lender Test” for a discussion of additional restrictions on our investment activities.

The Chief Investment Officer has the primary responsibility for the management of the Bank’s investment portfolio, subject to the direction and guidance of the ALCO.  The Chief Investment Officer considers various factors when making decisions, including the marketability, maturity, and tax consequences of the proposed investment.  The composition of the investment portfolio will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the impact on the Bank’s interest rate risk, the trend of net deposit flows, the volume of loan sales and the anticipated demand for funds via withdrawals, repayments of borrowings, and loan originations and purchases.

The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low, and to maximize earnings while satisfactorily managing risk, including liquidity risk, interest rate risk, reinvestment risk, and credit risk.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Cash flow projections are reviewed regularly and updated to assure that adequate liquidity is maintained.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

We classify securities as trading, available-for-sale, or held-to-maturity at the date of purchase.  Securities that are purchased and held principally for resale in the near future are classified as trading securities and are reported at fair value, with unrealized gains and losses reported in the consolidated statements of income.  Available-for-sale securities are reported at fair market value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of deferred income taxes.  Held-to-maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount.  We have both the ability and intent to hold the held-to-maturity securities to maturity.  Management reviews the security portfolios quarterly for other-than-temporary impairment and records any such impairment in the consolidated statements of income.

Investment Securities.  Our investment securities portfolio consists of U.S. Government and agency notes, including those issued by government-sponsored enterprises such as FNMA, FHLMC, and FHLB, taxable and non-taxable municipal bonds and trust preferred securities.   At September 30, 2008, our investment securities portfolio totaled $142.4 million.  The portfolio consists of securities classified as held-to-maturity and available-for-sale.  See “Notes to Consolidated Financial Statements – Note 3” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

At September 30, 2008, $61.9 million, or 44%, of our investment portfolio is invested in agency bonds issued by FNMA and FHLMC.  The Bank does not hold any equity securities issued by FNMA or FHLMC.

During fiscal year 2008, our investment securities portfolio decreased $381.8 million from $524.2 million at September 30, 2007 to $142.4 million at September 30, 2008.  The decrease was a result of $614.0 million of maturities and calls, partially offset by security purchases of $234.4 million.  Of the $234.4 million of purchases during fiscal year 2008, $230.5 million, or 98%, were fixed-rate and had a weighted average yield of 3.96% and a weighted average life of approximately one year.  See “Notes to Consolidated Financial Statements – Note 3” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

Mortgage-Related Securities.  Our MBS portfolio consists primarily of securities issued by government-sponsored enterprises such as FNMA and FHLMC. The principal and interest payments of MBS issued by FNMA and FHLMC are collateralized by the underlying mortgage assets with principal and interest payments guaranteed by the agencies.

The underlying mortgage assets are conforming mortgages that comply with FNMA and FHLMC underwriting guidelines, as applicable, and are therefore not considered subprime.  At September 30, 2008, our MBS portfolio totaled $2.23 billion. A small portion of the MBS portfolio consists of non-agency collateralized mortgage obligations (“CMOs”).  CMOs are special types of pass-through debt securities in which the stream of principal and interest payments on the underlying mortgages or MBS are used to create investment classes with different maturities and, in some cases, different amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics.  At September 30, 2008, we held CMOs totaling $7.3 million, none of which qualified as high risk mortgage securities as defined under OTS regulations.  Our CMOs are currently classified as both held-to-maturity and available-for-sale.  We do not purchase residual interest bonds.

During fiscal year 2008, our MBS portfolio increased $820.1 million from $1.41 billion at September 30, 2007, to $2.23 billion at September 30, 2008.  The increase in the portfolio was primarily a result of cash flows from the investment securities portfolio being reinvested into this portfolio and funds from repurchase agreements being used to purchase MBS.  Of the $1.33 billion of MBS purchased during fiscal year 2008, $785.2 million were fixed-rate with a weighted average life of 4.62 years and a weighted average yield of 4.94% and $545.2 million were adjustable-rate with a weighted average yield of 4.81% and an average of 4.91 years until their first repricing opportunity.  See “ Notes to Consolidated Financial Statements – Note 4”  in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

MBS generally yield less than the loans that underlie such securities because of the servicing fee retained by the servicer and the cost of payment guarantees or credit enhancements that reduce credit risk.  However, MBS are generally more liquid than individual mortgage loans and may be used to collateralize certain borrowings and public unit depositors of the Bank.  In general, MBS issued or guaranteed by FNMA and FHLMC are weighted at no more than 20% for risk-based capital purposes compared to the 50% risk-weighting assigned to most non-securitized mortgage loans.  On October 7, 2008, the OTS and other federal banking agencies proposed amendments to existing regulations that would reduce the risk weighting for MBS issued or guaranteed by FNMA and FHLMC from 20% to 10%.

When securities are purchased for a price other than par, the difference between the price paid and par is accreted to or amortized against the interest earned over the life of the security, depending on whether a discount or premium to par is paid.  Movements in interest rates affect prepayment rates which, in turn, affect the average lives of MBS and the speed at which the discount or premium is accreted to or amortized against earnings.

While MBS issued or backed by FNMA and FHLMC carry a reduced credit risk compared to whole loans, these securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of the underlying mortgage loans and so affect both the prepayment speed, and value, of the securities.  As noted above, the Bank, on some transactions, pays a premium over par value for MBS purchased.  Large premiums may cause significant negative yield adjustments due to accelerated prepayments on the underlying mortgages.

The following table sets forth the composition of our investment and MBS portfolio, excluding FHLB stock, at the dates indicated.  Our investment securities portfolio at September 30, 2008 did not contain securities of any issuer with an aggregate book value in excess of 10% of our stockholders’ equity, excluding those issued by the government or its agencies.  At September 30, 2008, 2007 and 2006, the carrying value of FHLB stock was $124.4 million, $139.7 million, and $165.1million, respectively, which was in excess of 10% of our stockholders’ equity.  The carrying value of our investment in FHLB stock approximates its fair value.

	September 30,
	2008			2007			2006
	Carrying	% of	Fair	Carrying	% of	Fair	Carrying	% of	Fair
	Value	Total	Value	Value	Total	Value	Value	Total	Value
	(Dollars in thousands)

Trading Securities	$--	--%	$--	$--	--%	$--	$396,904	100.00%	$396,904

Securities available-for-sale:
MBS	1,484,055	96.77	1,484,055	402,686	79.72	402,686	556,248	74.59	556,248
U.S. government and agency securities	44,188	2.88	44,188	99,705	19.74	99,705	188,264	25.25	188,264
Trust preferred securities	2,655	0.17	2,655	--	--	--	--	--	--
Municipal investments	2,743	0.18	2,743	2,719	0.54	2,719	1,216	0.16	1,216
Total securities available-for-sale	1,533,641	100.00	1,533,641	505,110	100.00	505,110	745,728	100.00	745,728

Securities held-to-maturity:
MBS	750,284	89.00	743,764	1,011,585	70.58	995,415	1,131,634	82.50	1,101,159
U.S. government and agency securities	37,397	4.43	36,769	401,431	28.00	398,598	240,000	17.50	233,525
Municipal investments	55,376	6.57	55,442	20,313	1.42	20,342	--	--	--
Total securities held-to-maturity	843,057	100.00	835,975	1,433,329	100.00	1,414,355	1,371,634	100.00	1,334,684

Total securities	$2,376,698		$2,369,616	$1,938,439		$1,919,465	$2,514,266		$2,477,316

The composition and maturities of the investment and MBS portfolio at September 30, 2008, excluding FHLB stock, are indicated in the following table by remaining contractual maturity, without consideration of call features or pre-refunding dates.  Yields on tax-exempt investments are not calculated on a taxable equivalent basis.

	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value
	(Dollars in thousands)
Securities available-for-sale:
MBS	$1,109	5.99%	$--	--%	$40,102	5.08%	$1,442,844	4.97%	$1,484,055	4.97%	$1,484,055
U.S. government and agency securities	--	--	44,188	3.23	--	--	--	--	44,188	3.23	44,188
Trust preferred securities	--	--	--	--	--	--	2,655	4.48	2,655	4.48	2,655
Municipal investments – tax-exempt	--	--	387	3.54	1,131	3.70	1,225	3.90	2,743	3.77	2,743
Total securities available-for-sale	1,109	5.99	44,575	3.23	41,233	5.04	1,446,724	4.97	1,533,641	4.92	1,533,641

Securities held-to-maturity:
MBS	--	--	--	--	187,807	4.64	562,477	4.48	750,284	4.52	743,764
U.S. government and agency securities	12,398	5.09	--	--	--	--	25,000	5.76	37,398	5.54	36,769
Municipal investments - tax exempt	84	3.54	6,012	3.24	32,358	3.53	16,321	3.02	54,775	3.35	54,827
Municipal investments - taxable	100	4.56	300	5.07	200	5.46	--	--	600	5.11	615
Total securities held-to-maturity	12,582	5.08	6,312	3.33	220,365	4.48	603,798	4.49	843,057	4.49	835,975

Total securities	$13,691	5.15%	$50,887	3.24%	$261,598	4.57%	$2,050,522	4.83%	$2,376,698	4.77%	$2,369,616

Sources of Funds

General.  Our sources of funds are deposits, borrowings, repayment of principal and interest on loans and MBS, interest earned on and maturities and calls of investment securities, and funds generated from operations.

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

The variety of deposit accounts we offer has allowed us to utilize strategic pricing to obtain funds and to respond with flexibility to changes in consumer demand.  We endeavor to manage the pricing of our deposits in keeping with our asset and liability management, liquidity, and profitability objectives.  Based on our experience, we believe that our deposits are stable sources of funds.  Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been, and will continue to be, significantly affected by market conditions.

The following table sets forth our deposit flows during the periods indicated.  Included in the table are brokered and public unit deposits which totaled $180.6 million, $193.0 million, and $233.5 million at September 30, 2008, 2007 and 2006, respectively.

	Year Ended September 30,
	2008	2007	2006
	(Dollars in thousands)
Opening balance	$3,922,782	$3,900,431	$3,960,297
Deposits	7,108,677	7,168,045	7,422,475
Withdrawals	7,242,121	7,289,077	7,594,727
Interest credited	134,545	143,383	112,386

Ending balance	$3,923,883	$3,922,782	$3,900,431

Net increase (decrease)	$1,101	$22,351	$(59,866)

Percent increase (decrease)	0.03%	0.57%	(1.51	) %

The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered for the periods indicated.

	Year Ended September 30,
	2008		2007		2006
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Transactions and Savings
Deposits:
Checking	$400,461	10.21%	$394,109	10.05%	$402,898	10.33%
Savings (1)	232,103	5.91	237,148	6.04	106,347	2.73
Money market	772,323	19.68	790,277	20.15	808,910	20.74

Total non-certificates	1,404,887	35.80	1,421,534	36.24	1,318,155	33.80

Certificates (by rate):
0.00 – 0.99%	114	--	134	--	125	--
1.00 – 1.99%	7,426	0.19	--	--	--	--
2.00 – 2.99%	413,102	10.53	35,815	0.91	215,891	5.53
3.00 – 3.99%	935,470	23.84	225,162	5.74	541,236	13.88
4.00 – 4.99%	747,612	19.06	746,707	19.04	1,323,434	33.93
5.00 – 5.99%	414,347	10.56	1,489,706	37.98	497,453	12.75
6.00 – 6.99%	925	0.02	3,724	0.09	4,137	0.11

Total certificates (1)	2,518,996	64.20	2,501,248	63.76	2,582,276	66.20

Total deposits	$3,923,883	100.00%	$3,922,782	100.00%	$3,900,431	100.00%

(1)  During the second quarter of fiscal year 2007, variable-rate retirement certificates of deposit were reclassified to “Savings” as the new classifications for these accounts did not have a stated maturity date as a result of changes required by the Bank’s new core information technology processing system.  The amount of the retirement savings included in “Savings” at September 30, 2007 was $136.6 million.  The amount of variable-rate certificates of deposit included in “Certificates” at September 30, 2006 was $153.0 million.

The following table sets forth the rate and maturity information for our certificate of deposit portfolio as of September 30, 2008.

	Amount	Rate
Certificates maturing:	(Dollars in Thousands)
Within three months	$494,370	4.53%
Over three to six months	327,479	3.26
Over six months to one year	658,537	3.43
Over one to two years	631,061	4.26
Over two to three years	285,932	4.02
Over three to four years	99,392	3.69
Over four to five years	21,278	3.79
Thereafter	947	4.17
	$2,518,996	3.91%

The following table sets forth the maturity periods of our certificates of deposit in amounts of $100 thousand or more at September 30, 2008.

	Amount	Rate
	(Dollars in thousands)
Certificates maturing:
Three months or less	$177,302	4.80%
Over three months through six months	66,621	3.24
Over six months through twelve months	155,323	3.67
Over twelve months	287,070	4.40

	$686,316	4.22%

The board of directors has authorized the utilization of brokers to obtain deposits as a source of funds.  The Bank has entered into several relationships with nationally recognized wholesale deposit brokerage firms to accept deposits from these firms.  Depending on market conditions, the Bank may use brokered deposits from time to time to fund asset growth and gather deposits that may help to manage interest rate risk.  The Bank’s policies limit the amount of brokered deposits that it may have at any time to 15% of total deposits.  The rates paid on brokered deposits plus fees are generally equivalent to rates offered by FHLB on advances and comparable to some rates paid on retail deposits.  At September 30, 2008 and 2007, the balance of brokered deposits was $180.6 million and $181.0 million, respectively.

The board of directors also has authorized the utilization of public unit deposits as a source of funds.  The Bank’s policies limit the amount of public unit deposits that it may have at any time to 10% of total deposits.  In order to qualify to obtain such deposits, the Bank must have a branch in each county in which it collects public unit deposits.  At September 30, 2008, the Bank did not have any public unit deposits.  At September 30, 2007, the balance of public unit deposits was $12.0 million.

Borrowings.  Although deposits are our main source of funds, we may utilize borrowings when, at the time of the borrowing, they can be invested at a positive rate spread, when we desire additional capacity to fund loan demand or when they help us meet our asset and liability management objectives.  Historically, our borrowings primarily have consisted of advances from FHLB.  From time to time, we also utilize the line-of-credit that we maintain at FHLB.

We may obtain advances from FHLB upon the security of our blanket pledge agreement.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Commitments” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.  FHLB advances may be made pursuant to several different credit programs, each of which has its own interest rate, maturity, repayment, and convertible features, if any.  At September 30, 2008, we had $2.45 billion in FHLB advances.

During fiscal year 2008, the Bank supplemented FHLB advances with repurchase agreements.  The repurchase agreements entail the Bank entering into sales of securities under agreements to repurchase with selected brokers.  These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred securities.  The securities underlying the agreements continue to be carried in the Bank’s securities portfolio.  Repurchase agreements are made at mutually agreed upon terms between counterparties and the Bank.  The use of repurchase agreements allows for the diversification of funding sources and the use of securities that were not being leveraged as collateral.  See “Notes to Consolidated Financial Statements—Note 8” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Commitments” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.  At September 30, 2008, we had $660.0 million in repurchase agreements and securities with a market value of $742.7 million pledged as collateral.

During fiscal year 2008, the Bank had interest rate swaps with a notional amount of $800.0 million hedged against an equal amount of FHLB advances.  The interest rate swaps were designated as fair value hedges and the Bank accounted for the hedges using the shortcut method.  During the quarter ended December 31, 2007, management terminated interest rate swaps with a notional amount of $575.0 million that were scheduled to mature during fiscal year 2010.  As a result of the termination, the Bank received cash proceeds and recorded a deferred gain of $1.7 million.  The gain will be amortized to interest expense on FHLB advances over the remaining life of the FHLB advances that were originally hedged by the terminated interest rate swap agreements.  As of September 30, 2008, all remaining interest rate swap agreements had matured.

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

Interest on the Debentures is due quarterly in January, April, July and October until the maturity date of April 7, 2034.  The interest rate on the Debentures, which is identical to the distribution rate paid on the trust securities and resets at each interest payment, is based upon the three month LIBOR rate plus 275 basis points.  Principal is due at maturity.  The Debentures are callable, in part or whole, beginning on April 7, 2009, at par, at the option of the Company.  Redemption of the Debentures by the Company will result in redemption of a like amount of trust preferred securities by the Trust.  There are certain covenants that the Company is required to comply with regarding the Debentures.  These covenants include a prohibition on cash dividends in the event of default or deferral of interest on the Debentures, annual certifications to the Trust and other covenants related to the payment of interest and principal and maintenance of the Trust.  The Company was in compliance with all the covenants at September 30, 2008.

The following table sets forth certain information relating to each category of borrowings for which the average short-term balance outstanding during the period was more than 30% of stockholders’ equity at the end of the period.  The maximum balance, average balance, and weighted average interest rate during fiscal year 2008, 2007 and 2006 reflect all borrowings that were scheduled to mature within one year at any month-end during fiscal year 2008, 2007 and 2006.  The first maturity date for the repurchase agreements entered into during fiscal year 2008 is during fiscal year 2010, therefore there were no short-term repurchase agreements outstanding during fiscal year 2008.

	At or for the Year Ended September 30,
	2008	2007	2006
	(Dollars in thousands)
FHLB Advances:
Balance at September 30	$620,000	$1,125,000	$750,000
Maximum balance outstanding at any month-
end during fiscal year	925,000	1,275,000	1,019,000
Average balance	742,500	1,118,907	817,332
Weighted average interest rate during the year	4.31%	3.95%	3.56%
Weighted average interest rate at end of year	4.27%	4.23%	3.52%

Subsidiary and Other Activities

As a federally chartered savings bank, we are permitted by OTS regulations to invest up to 2% of our Bank assets, or $161.5 million at September 30, 2008, in the stock of, or as unsecured loans to, service corporation subsidiaries.  We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes.  At September 30, 2008, the Bank had one subsidiary, Capitol Funds, Inc.  As of September 30, 2008, our total investment in this subsidiary was $4.5 million.  Capitol Funds, Inc. has a wholly owned subsidiary, Capitol Federal Mortgage Reinsurance Company (“CFMRC”).  CFMRC serves as a reinsurance company for the private mortgage insurance companies the Bank uses in its normal course of operations.  CFMRC assumes the risk of default on loans exceeding a 5% loss and less than a 10% loss.  During fiscal 2008, Capitol Funds, Inc. reported consolidated net income of $459 thousand which included net income of $464 thousand from CFMRC.

REGULATION

General

The Bank, as a federally chartered savings institution, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations.  The Bank is also subject to regulation by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and to requirements established by the Federal Reserve Board.  The OTS has primary enforcement responsibility over federally chartered savings banks and has substantial discretion to impose enforcement action on an institution that fails to comply with applicable regulatory requirements, particularly with respect to its capital requirements. In addition, the FDIC has the authority to recommend to the

Director of the OTS that enforcement action be taken with respect to a particular federally chartered savings bank and, if action is not taken by the Director, the FDIC has authority to take such action under certain circumstances.  Such regulation and supervision primarily is intended for the protection of depositors and borrowers and not for the purpose of protecting stockholders.  The investment and lending authority of savings institutions is prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.

The Bank must file reports with the OTS concerning its activities and financial condition, and the OTS regularly examines the Bank and prepares reports on the Bank’s operations, including any deficiencies.  These reports are presented to the Bank’s board of directors.  The FDIC also has the authority to examine the Bank in its role as the administrator of the Deposit Insurance Fund (“DIF”) which is the fund established upon the merger of the Savings Association Insurance Fund (“SAIF”) and the Bank Insurance Fund (“BIF”) in March 2006.  The Bank’s relationship with its depositors and borrowers is also regulated to a great extent by both federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of the Bank’s mortgage requirements.  Any material change in such regulations, whether by the FDIC, the OTS, the Federal Reserve Board, Congress or states in which we do business, could have a material adverse impact on MHC, the Company and the Bank and their operations.

The description of statutory provisions and regulations applicable to federally chartered savings associations and their holding companies presented in this document are not intended to represent a complete description of all such statutes and regulations.

Capitol Federal Savings Bank MHC

MHC is a federal mutual holding company within the meaning of Section 10(o) of the Home Owners’ Loan Act (“HOLA”). As such, MHC is required to register with and be subject to examination and supervision of the OTS as well as certain reporting requirements. In addition, the OTS has enforcement authority over MHC and its non-savings institution subsidiaries, if any. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of the Bank.

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
•
invest in a corporation, the capital stock of which is available for purchase by a savings institution under Federal law or under the law of any state where a subsidiary savings institution has its home office;

•	furnish or perform management services for a savings institution subsidiary of such company;
•	hold, manage or liquidate assets owned or acquired from a savings institution subsidiary of such company;
•	hold or manage properties used or occupied by a savings institution subsidiary of such company; and
•	act as a trustee under deed or trust.

In addition, a mutual holding company may engage in the activities of a multiple savings and loan holding company, which are permissible by statute, and the activities of financial holding companies under the Bank Holding Company Act of 1956, as amended, subject to prior approval by the OTS.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

The U.S. Congress, the Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system.

The Emergency Economic Stabilization Act of 2008 (“EESA”) authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, MBS and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled assets of financial institutions.  Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications.  The Company’s board of directors has determined not to participate in the CPP.

EESA also increased FDIC deposit insurance on most accounts from $100 thousand to $250 thousand.  This increase is in place until December 31, 2009 and is not covered by deposit insurance premiums paid by the banking industry.

Following a systemic risk determination, the FDIC established its Temporary Liquidity Guarantee Program (“TLGP”) in October 2008.  Under the interim rule for the TLGP, there are two parts to the program: the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”).   Eligible entities continue to participate unless they opt out on or before December 18, 2008.

For the DGP, eligible entities are generally U.S. bank holding companies, savings and loan holding companies, and FDIC-insured institutions.  Under the DGP, the FDIC guarantees senior unsecured debt of an eligible entity issued on or after October 14, 2008 and not later than June 30, 2009.  The guarantee is effective through the earlier of the maturity date or June 30, 2012.  The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009.  The nonrefundable DGP fee is 75 basis points (annualized) for covered debt outstanding during the period from November 13, 2008 until the earlier of maturity or June 30, 2012. Eligible debt of a participating entity becomes covered when and as issued until the coverage limit is reached, except that participating entities could elect to have the option of issuing non-guaranteed debt maturing after June 30, 2012 without regard to the guarantee limit by notifying the FDIC of the election by December 18, 2008 and agreeing to pay a separate fee. The Bank and the Company participate in the DGP and elected the non-guaranteed debt option.

For the TAGP, eligible entities are FDIC-insured institutions. Under the TAGP, the FDIC provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts.  NOW accounts and money market deposit accounts are not covered.  Participating institutions pay fees of 10 basis points (annualized) on the balance of each covered account in excess of $250 thousand during the period from November 13, 2008 through December 31, 2009.   The Bank participates in the TAGP.

Capitol Federal Savings Bank

The OTS has extensive authority over the operations of savings institutions.  As part of this authority, the Bank is required to file periodic reports with the OTS, is subject to periodic examinations by the OTS, and also may be examined by the FDIC.  The last regular OTS examination of the Bank was as of June 30, 2008.   All savings institutions are subject to a semi-annual assessment to fund the operations of the OTS, based upon the savings institution’s total assets, supervisory condition, and the complexity of the savings institution’s operations.  The Bank’s OTS assessment for the fiscal year ended September 30, 2008 was $1.3 million.

The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank, the Company and MHC.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.  Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

The Bank derives its lending and investment authority from HOLA, as amended, and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and non-residential real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. In addition, the investment, lending, and branching authority of the Bank is prescribed by federal laws and the Bank is prohibited from engaging in any activities not permitted by such laws.  For instance, no savings institution may invest in non-investment grade corporate debt securities.  In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. The OTS regulations authorize federally chartered savings associations to branch nationwide. This permits federal savings and loan associations with interstate networks to more easily diversify their loan portfolios and lines of business geographically. All of the Bank’s branches are located in Kansas and Missouri. The Bank is in compliance with the noted restrictions.

The Bank’s general permissible lending limit for loans-to-one-borrower is equal to 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At September 30, 2008, the Bank’s lending limit under this restriction was $121.8 million. The Bank is in compliance with the loans-to-one-borrower limitation.

On October 4, 2006, the OTS and other federal bank regulatory authorities published the Interagency Guidance on Nontraditional Mortgage Product Risks (“the Guidance”).  The Guidance describes sound practices for managing risk, as well as marketing, originating, and servicing nontraditional mortgage products, which include, among other things, interest-only loans. The Guidance sets forth supervisory expectations with respect to loan terms and underwriting standards, portfolio and risk management practices and consumer protection.  For example, the Guidance indicates that originating interest-only loans with reduced documentation is considered a layering of risk, and that institutions are expected to demonstrate mitigating factors to support their underwriting decision and the borrower’s repayment capacity.  On June 29, 2007, the OTS and other federal bank regulatory agencies issued a final Statement on Subprime Mortgage Lending (“the Statement”) to address the growing concerns facing the subprime mortgage market, particularly with respect to rapidly rising subprime default rates that may indicate borrowers do not have the ability to repay adjustable-rate subprime loans originated by financial institutions.  In particular, the agencies expressed concern in the Statement that current underwriting practices do not take into account that many subprime borrowers are not prepared for “payment shock” and that the current subprime lending practices compound risk for financial institutions.  The Statement describes the prudent safety and soundness and consumer protection standards that financial institutions should follow to ensure borrowers obtain loans that they can afford to repay.  These standards include a fully indexed, fully amortized qualification for borrowers and cautions on risk-layering features, including an expectation that stated income and reduced documentation should be accepted only if there are documented mitigating factors that clearly minimize the need for verification of a borrower’s repayment capacity.  Consumer protection standards include clear and balanced product disclosures to customers and limits on prepayment penalties that allow for a reasonable period of time, typically at least 60 days, for borrowers to refinance prior to the expiration of the initial fixed interest rate period without penalty.  The Statement also reinforces the April 17, 2007 Interagency Statement on Working with Mortgage Borrowers, in which the federal bank regulatory agencies encouraged institutions to work constructively with residential borrowers who are financially unable or reasonably expected to be unable to meet their contractual payment obligations on their home loans.

We have evaluated the Guidance and the Statement to determine our compliance and, as necessary, modified our risk management practices, underwriting guidelines and consumer protection standards.  See “Lending Activities” for a discussion of our loan product offerings and related underwriting standards.

Insurance of Accounts and Regulation by the FDIC

The Bank is a member of the DIF, which is administered by the FDIC.  Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.  Under new legislation referred to above, during the period from October 3, 2008 through December 31, 2009, the basic deposit insurance limit is $250 thousand, instead of the $100 thousand limit in effect earlier.

The FDIC assesses deposit insurance premiums on all FDIC-insured institutions quarterly based on annualized rates for four risk categories and other factors. Each institution is assigned to a risk category based on its capital, supervisory ratings and other factors. For calendar years 2007 and 2008, for Risk Category I, the category for well capitalized institutions that are financially sound with only a few minor weaknesses, the rates are five to seven basis points.  For Risk Categories II, III and IV, which present progressively greater risks to the DIF, the current rates are 10, 28 and 43 basis points, respectively.  The Bank is a Category I institution.

Due to the recent decrease to the DIF’s reserve ratio, the FDIC has announced a proposed rule that would increase premiums. Under the proposal, for the first quarter of calendar year 2009, the rates for Risk Category I institutions would range between 12 and 14 basis points, and the rates for Risk Categories II through IV would be 17, 35 and 50 basis points, respectively.

For subsequent quarters, the FDIC proposes new initial base assessment rates, new evaluation methods for Risk Category I institutions with more than $10 billion in assets, and three new risk factors used to determine the total base assessment rate for every institution (after adjustment for mergers and acquisitions).   The proposed initial base assessment rates are: for Risk Category I, 10 to 14 basis points; for Risk Category II, 20 basis points; for Risk Category III, 30 basis points; and for Risk Category IV, 45 basis points.  The first factor is the use of brokered deposits.  For Risk Category I institutions, this factor would cause an increase over the initial base rate for an institution with brokered deposits over a threshold level used to fund rapid growth.  For Risk Categories II through IV, the brokered deposits risk factor would increase an institution’s assessment if brokered deposits exceeded 10% of domestic deposits, regardless of growth.  The second new risk factor is the ratio of an institution’s unsecured debt (and, for institutions with less than $10 billion in assets, a certain amount of Tier 1 capital) to domestic deposits.  This factor could cause a decrease to the assessment.  The third new risk factor is the ratio of an institution’s secured debt to domestic deposits.  If the ratio is greater than 15%, the assessment rate will increase.  After adjustments for these risk factors, the total base assessment rates would be: for Risk Category I, 8 to 21 basis points; for Risk Category II, 18 to 40 basis points; for Risk Category III, 28 to 55 basis points; and for Risk Category IV, 43 to 77.5 basis points.   The proposed rule also includes authority for the FDIC to make certain further increases to rates in the future without formal rulemaking. When the final rule on new assessment rates is promulgated, assessment rates could be higher than in the proposed rule.

An institution (or its successor) insured by the FDIC on December 31, 1996 which had previously paid assessments is eligible for certain credits against deposit insurance assessments.  Due to this credit, the Bank had a minimal amount of FDIC premium expense for fiscal year 2008.  Based upon current assessment rates, management estimates the credit will be exhausted in the second quarter of fiscal year 2010.  As a result of recent failures of FDIC-insured institutions and the depletion of the reserve ratio, in October 2008 the FDIC proposed a recapitalization plan to restore the reserve ratio back to 1.25% within 5 years.  The effective date of the proposed plan is January 1, 2009, and management estimates it would result in a substantial increase in assessed premiums for the Bank.  The increase in premiums would be partially offset by an acceleration in the use of the credits referred to above, which management estimates would be fully exhausted in the third quarter of fiscal year 2009 under the proposed assessment rules.

The Bank, like other former DIF-insured institutions and BIF-insured institutions, is required to pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the fourth quarter of fiscal year 2008, the annual rate for this assessment was 1.12 basis points for each $100 in domestic deposits.   These assessments, which may be revised, will continue until the bonds mature in 2017 through 2019.

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

As a result of the prompt corrective action regulations, to be adequately capitalized, a savings institution must have a ratio of core capital to total assets of at least 4% (unless its supervisory condition permits 3%), a ratio of core capital to risk-weighted assets of at least 4% and a ratio of total capital to risk-weighted assets of at least 8%.  To be well capitalized, these ratios must be at least 5%, 6% and 10%, respectively.  On September 30, 2008, the Bank had core capital of $806.7 million, total risk-based capital of $801.9 million and risk-weighted assets of $3.49 billion.  It had a core capital ratio of 10.0%, a core capital to risk-weighted assets ratio of 23.1% and a total risk weighted capital ratio of 23.0%.

Core capital generally consists of common stockholders’ equity and retained earnings, and noncumulative perpetual preferred stock and related surplus, adjusted for such items as certain intangible assets, disallowed servicing assets and accumulated gains/losses on available-for-sale securities, net of deferred taxes.  At September 30, 2008, the Bank had $2.4 million of technology-based intangible assets and $511 thousand of disallowed servicing assets, which were all deducted from core capital, and $6.0 million of accumulated losses on available-for-sale securities, net of deferred taxes, which were added to core capital.

Total risk-based capital consists of core capital, as defined above, plus supplementary capital, less certain assets including equity investments.  Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and allowances for loan and lease losses up to a maximum of 1.25% of risk-weighted assets.  Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.  The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.  At September 30, 2008, the Bank had $5.0 million of allowances for loan losses, which was less than 1.25% of risk-weighted assets.  At September 30, 2008, the Bank had $9.8 million of equity investments in low income housing investments deducted from total capital.

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

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires that the OTS and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk (“IRR”), concentration of risk, and the risks of non-traditional activities. The OTS regulations do not include a specific IRR component of the risk-based capital requirement.  However, the OTS monitors the IRR of individual institutions through a variety of means, including an analysis of the change in net portfolio value (“NPV”).  NPV is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities and, therefore, hypothetically represents the value of an institution’s net worth.  The OTS has also used this NPV analysis as part of its evaluation of certain applications or notices submitted by thrift institutions. In addition, OTS Thrift Bulletin 13a provides guidance on the management of IRR and the responsibility of boards of directors in that area.  The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the OTS regarding NPV analysis.  The OTS has not imposed any such requirements on the Bank.

Under the prompt corrective action regulations established by FDICIA, the OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings institutions that fail to meet their capital requirements.  The OTS generally is required to take action to restrict the activities of any institution that is less than adequately capitalized.  Any such institution must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The OTS may also impose additional restrictions to significantly undercapitalized institutions.

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

Safety and Soundness Standards

Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the OTS, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits.  In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.  The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

In addition, the OTS adopted regulations to require a savings bank that is given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the OTS.  If, after being so notified, a savings bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the “prompt corrective action” provisions of FDICIA.  If a savings bank fails to comply with such an order, the OTS may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

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

Qualified Thrift Lender Test

All savings associations, including the Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations.  This test requires a savings institution to have at least 65% of its portfolio assets in qualified thrift investments (primarily residential housing related loans and investments) on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings institution may maintain 60% of its total assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code.  At September 30, 2008, the Bank met the test and has always met the test.

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

Transactions with Affiliates

Generally, transactions between a savings institution or its subsidiaries and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates.  In addition, certain transactions, such as loans to an affiliate, are restricted to a percentage of the institution’s capital.  Affiliates of the Bank include MHC, the Company, and any company which is under common control with the Bank.  In addition, a savings institution may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates.  The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

Section 402 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) prohibits the extension of personal loans to directors and executive officers of issuers, with the exception of mortgages from an insured depository institution. Certain transactions with directors, officers or controlling persons are also subject to restrictions under regulations enforced by the OTS.  These regulations also impose restrictions on loans to such persons and their related interests.  Among other things, such loans must generally be made on terms and conditions substantially the same as for loans to unaffiliated individuals.  As of September 30, 2008 management believes such loans were made under terms and conditions substantially the same as loans made to unaffiliated individuals and otherwise complied with applicable regulations.

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

Sarbanes-Oxley impacts all companies with securities registered under the Securities Exchange Act of 1934, including the Company.  Sarbanes-Oxley created new requirements in the areas of corporate governance and financial disclosure including, among other things:
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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, primarily checking accounts.  Effective October 9, 2008, as part of the EESA, the Federal Reserve Bank is required to pay interest on balances held to satisfy reserve requirements and on balances held in excess of required reserve balances and clearing balances.  At September 30, 2008, the Bank was in compliance with these reserve requirements.  The Bank is authorized to borrow from the Federal Reserve Bank “discount window.” Under the administration of the discount window revised January 9, 2003, an eligible institution need not exhaust other sources of funds before coming to the discount window, nor are there restrictions on the purposes for which the borrower can use primary credit.

Federal Home Loan Bank System

The Bank is a member of FHLB Topeka, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of financial institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region and is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the board of directors of FHLB, which are subject to the oversight of the Federal Housing Finance Agency.

As a member, the Bank is required to purchase and maintain stock in FHLB.  The minimum required FHLB stock amount is 5% of the Bank’s FHLB advances and outstanding balance on the FHLB line of credit, and 2% of the outstanding principal of loans sold into the Mortgage Partnership Finance ("MPF") program.  For the year ended September 30, 2008, the Bank had a balance of $124.4 million in FHLB stock, which was in compliance with this requirement.  In past years, the Bank has received dividends on its FHLB stock, although no assurance can be given that these dividends will continue.  The average yield on FHLB stock was 5.36% for fiscal year 2008.  For the year ended September 30, 2008, dividends paid by FHLB to the Bank totaled $6.9 million, which were primarily stock dividends.

Under federal law, FHLBs are required to provide funds for the resolution of troubled financial institutions and for community investment and low- and moderate-income housing.  These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future.  A reduction in value of the Bank’s FHLB stock may result in a corresponding reduction in the Bank’s capital.

Federal Savings and Loan Holding Company Regulation

MHC and the Company are unitary savings and loan holding companies within the meaning of the HOLA.  As such, MHC and the Company are registered with the OTS and are subject to the OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over MHC, the Company and the Bank. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the Bank.

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

TAXATION
Federal Taxation

General.  The following discussion is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company or the Bank.  For federal income tax purposes, the Company reports its income on the basis of a taxable year ending September 30, using the accrual method of accounting, and is generally subject to federal income taxation in the same manner as other corporations.  The Company and the Bank constitute an affiliated group of corporations and are therefore eligible to report their income on a consolidated basis.  The Company is not currently under audit by the Internal Revenue Service (“IRS”) and has not been audited by the IRS during the past five years.

Bad Debt Reserves.  Pursuant to the Small Business Job Protection Act of 1996, the Bank is no longer permitted to use the reserve method of accounting for bad debts, and has recaptured (taken into income) over a multi-year period a portion of the balance of its tax bad debt reserve as of September 30, 1997.  The full amount of such reserves has been recaptured for the Bank.  The Bank continues to utilize the reserve method in determining its privilege tax obligation to the State of Kansas.

Corporate Alternative Minimum Tax.  In addition to the regular corporate income tax, corporations generally are subject to an alternative minimum tax (“AMT”), in an amount equal to 20% of alternative minimum taxable income to the extent the AMT exceeds the corporation’s regular income tax.  The AMT is available as a credit against future regular income tax.  During the past five years, the Company paid regular corporate income tax, except in fiscal year 2007 when the Company was subject to AMT.

State Taxation

The earnings/losses of MHC are combined with Capitol Funds, Inc. and the Company for purposes of filing a consolidated Kansas corporate tax return.  The Kansas corporate tax rate is 4.0%, plus a surcharge of 3.35% on earnings greater than $50 thousand.

The Bank files a Kansas privilege tax return.  For Kansas privilege tax purposes, for taxable years beginning after 1997, the minimum tax rate is 4.5% of earnings, which is calculated based on federal taxable income, subject to certain adjustments.  As of September 30, 2008, the Company is undergoing a Kansas state tax audit for the years ended September 30, 2005 and 2006.  The Bank has not received notification from the state of any potential tax liability for the years under audit.  Management believes all tax positions on the tax returns under audit are defendable and will pursue all opportunities available in defending those tax positions.

Employees

At September 30, 2008, we had a total of 740 employees, including 138 part-time employees.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

Executive Officers of the Registrant

John C. Dicus. Age 75 years.  Mr. Dicus is Chairman of the board of directors.  He has served the Bank in various capacities since 1959.  He served as President of the Bank from 1969 until 1996.  He has served as Chairman of the Bank since 1989 and of the Company since its inception in March 1999.  He also served as Chief Executive Officer of the Bank from 1989 to January 2003, and of the Company from March 1999 until January 2003.  He is the father of Mr. John B. Dicus.

John B. Dicus. Age 47 years.  Mr. Dicus is Chief Executive Officer and President of the Bank and the Company.  He took over the responsibilities of Chief Executive Officer effective January 1, 2003.  He has served as President of the Bank since 1996 and of the Company since its inception in March 1999.  Prior to accepting the responsibilities of CEO, he served as Chief Operating Officer of the Bank and the Company.  Prior to that, he served as the Executive Vice President of Corporate Services for the Bank for four years.  He has been with the Bank in various other positions since 1985.  He is the son of Mr. John C. Dicus.

M. Jack Huey. Age 59 years. Mr. Huey has served as Executive Vice President and Chief Lending Officer of the Bank since June 2002.  Since June 2002 he has also served as President of Capitol Funds Inc., a subsidiary of the Bank.  Since August 2002, he has served as President of CFMRC.  Prior to that, he served as the Central Region Lending Officer since joining the Bank in 1991.

Larry K. Brubaker.  Age 61 years.  Mr. Brubaker has been employed with the Bank since 1971 and currently serves as Executive Vice President for Corporate Services, a position he has held since 1997.  Prior to that, he was employed by the Bank as the Eastern Region Manager for seven years.

R. Joe Aleshire. Age 61 years. Mr. Aleshire has been employed with the Bank since 1973 and currently serves as Executive Vice President for Retail Operations, a position he has held since 1997.  Prior to that, he was employed by the Bank as the Wichita Area Manager for 17 years.

Kent G. Townsend. Age 47 years. Mr. Townsend serves as Executive Vice President and Chief Financial Officer of the Bank, its subsidiaries, and the Company.  Mr. Townsend also serves as Treasurer for Capitol Funds, Inc. and CFMRC, subsidiaries of the Bank.  Mr. Townsend was promoted to Executive Vice President, Chief Financial Officer and Treasurer on September 1, 2005.  Prior to that, he served as Senior Vice President, a position he held since April 1999, and Controller of the Company, a position he held since March 1999.  He has served in similar positions with the Bank since September 1995.  He served as the Financial Planning and Analysis Officer with the Bank for three years and other financial related positions since joining the Bank in 1984.

Tara D. Van Houweling.  Age 35 years.  Ms. Van Houweling has been employed with the Bank and Company since May 2003 and currently serves as First Vice President, Principal Accounting Officer and Reporting Director.  She has held the position of Reporting Director since May 2003.  Prior to being employed by the Bank and Company,
Ms. Van Houweling was the Assistant Controller for First Specialty Insurance Corporation, a subsidiary of Employers Reinsurance Corporation, from August 2002 to May 2003.  Prior to that, Ms. Van Houweling was employed by Deloitte & Touche, LLP in the Audit Services Department as an Audit Senior and then Audit Manager from June 1999 to August 2002.

Item 1A.  Risk Factors

The following is a summary of risk factors relating to the operations of the Bank and the Company.  These risk factors are not necessarily presented in order of significance.

Difficult market conditions have adversely affected our industry. We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions such as our Company.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry, and could result in a material decrease in our interest income and/or a material increase in our loan losses.

Recent legislative and regulatory initiatives to address these difficult market and economic conditions may not stabilize the U.S. banking system.  The recently enacted EESA authorizes the U.S. Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, MBS and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under the TARP.  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP CPP.  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled assets of financial institutions.  The Bank has decided not to participate in the CPP.

EESA also increased FDIC deposit insurance on most accounts from $100 thousand to $250 thousand.  This increase is in place until December 31, 2009 and is not covered by deposit insurance premiums paid by the banking industry.  In addition, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through December 31, 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012.  Financial institutions have until December 18, 2008 to opt out of these two programs.  The purpose of these legislative and regulatory actions is to stabilize the volatility in the U.S. banking system.  The Bank will not opt out of these programs.

EESA, TARP and the FDIC’s recent regulatory initiatives may not have the desired effect.  If the volatility in the market and the economy continues or worsens, our business, financial condition, results of operations, access to funds and the market price of our common stock could be materially and adversely impacted.

Current levels of market volatility are unprecedented.  The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital, if needed or desired, and on our business, financial condition and results of operations.

Changes in interest rates could have an adverse impact on our results of operations and financial condition.  The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, MBS, and investment securities, and the interest paid on deposits and borrowings.  Changes in interest rates could have an adverse impact on our results of operations and financial condition because the majority of our interest-earning assets are long-term, fixed-rate loans, while the majority of our interest-bearing liabilities are shorter term, and therefore subject to a greater degree of interest rate fluctuation.  This type of risk is known as interest rate risk, and is affected by prevailing economic and competitive conditions.

The impact of changes in interest rates on assets is generally observed on the balance sheet and income statement in later periods than the impact of changes on liabilities due to the duration of assets versus liabilities, and also to the time lag between our commitment to originate or purchase a loan and the time we fund the loan, during which time interest rates may change.  Interest-bearing liabilities tend to reflect changes in interest rates closer to the time of market rate changes, so the difference in timing may have an adverse effect on our net interest income.

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

Changes in interest rates can cause fair value fluctuations in assets and liabilities, thereby impacting interest rate risk and capital levels. The OTS Thrift Bulletin 13a provides guidance on the management of interest rate risk through analysis of the change in net portfolio value.  Net portfolio value is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities.  The OTS oversees the general safety and soundness of savings associations, and therefore retains the right to impose minimum capital requirements on institutions based upon the institution’s compliance with written standards concerning net portfolio value analysis.

For additional information about interest rate risk, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our strategies to modify our interest rate risk profile may be difficult to implement.  The asset management strategies are designed to decrease our interest rate risk sensitivity.  One such strategy is increasing the amount of adjustable-rate and/or short-term assets.  The Bank offers adjustable-rate loan products and works with correspondent lenders to purchase adjustable-rate loans as a means to achieve this strategy.  However, lower interest rates would generally create a decrease in borrower demand for adjustable-rate assets.   Additionally, there is no guarantee that any adjustable-rate assets obtained will not prepay.  We also attempt to invest in shorter-term assets in the investment portfolio as a way to reduce our interest rate sensitivity.

We are also managing our liabilities to moderate our interest rate risk sensitivity.  Customer demand is primarily for short-term maturity certificates of deposit.  Using short-term liabilities to fund long-term fixed-rate assets will generally increase the interest rate sensitivity of any financial institution.  We are using our maturing FHLB advances and repurchase agreements to mitigate the impact of the customer demand for long-term fixed-rate mortgages in our local markets by lengthening the maturities of these advances and repurchase agreements, depending on the liquidity or investment opportunities at the time we undertake additional FHLB advances or repurchase agreements.  FHLB advances and repurchase agreements will be entered into as liquidity is needed or to fund the purchase of assets that provide for spreads at levels acceptable to management.

If we are unable to originate or purchase adjustable-rate assets at favorable rates or fund loan originations or securities purchases with long-term funding, we may have difficulty executing this asset management strategy and/or it may result in a reduction in profitability.

Changes in laws, government regulation, and monetary policy may have a material effect on our results of operations.  The Bank, as a federally chartered savings institution, is subject to federal regulation, and as a thrift institution, is subject to oversight by the OTS extending to all aspects of its operations.  The Bank is also subject to regulation by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and to requirements established by the Federal Reserve Board.  Proposals for further regulation of the financial services industry are continually being introduced in Congress and various state legislatures.  The Bank’s ability to lend funds, gather deposits or pay dividends is contingent upon satisfaction of certain regulatory criteria and standards, such as capital levels, classification of assets, and establishment of loan loss reserves.  Such regulation and supervision is intended to protect depositors and not necessarily for the purpose of protecting stockholders.  The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.  Government agencies have substantial discretion to impose significant monetary penalties upon institutions who do not comply with regulations.  Any change in such regulations, or violation of such regulations, whether by the FDIC, the OTS, the Federal Reserve Board, Congress or states in which we do business, could have a material adverse impact on MHC, the Company and the Bank and their operations.

The Company’s ability to pay dividends is subject to the ability of the Bank to make capital distributions to the Company and the waiver of dividends by MHC.  The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends according to the cash dividend payout policy. Under OTS safe harbor regulations, the Bank may distribute to the Company capital not exceeding net income for the current calendar year and the prior two calendar years.  Due to lower earnings in prior periods compared to the timing of dividend payments by the Bank to the Company, the Bank cannot distribute capital to the Company unless it receives waivers of the safe harbor regulation from the OTS during the current waiver period.  Currently, the Bank has authorization from the OTS to distribute capital from the Bank to the Company through the quarter ending June 30, 2009.  So long as the Bank continues to maintain excess capital, operate in a safe and sound manner, and comply with the interest rate risk management guidelines of the OTS, it is management’s belief that the Bank will continue to receive waivers allowing it to distribute the net income of the Bank to the Company, although no assurance can be given in this regard.

MHC owns approximately 70% of the Company’s outstanding stock.  MHC waives its right to dividends on the shares that it owns, which means the amount of dividends paid to public shareholders is significantly higher than it would be if MHC accepted dividends.  MHC is not required to waive dividends, but the Company expects this practice to continue indefinitely.  As such, MHC is required to obtain a waiver from the OTS allowing it to waive its right to dividends. The current waiver is effective through June 2009.  It is expected that MHC will continue to waive future dividends except to the extent dividends are needed to fund its continuing operations.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy. We are currently one of the largest mortgage loan originators in the State of Kansas.  Approximately 72% of our loan portfolio is comprised of loans secured by property located in Kansas, and 14% is comprised of loans secured by property located in Missouri.   This makes us vulnerable to a downturn in the local economy and real estate markets.  Adverse conditions in the local economy such as inflation, unemployment, recession, or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income.  Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause the Bank to realize a loss in the event of a foreclosure.  Currently there is not a single employer or industry in the area on which the majority of our customers are dependent.  For additional information on the local economy, see “Item 1. Business – Market Area and Competition.”

Strong competition may limit growth and profitability.  As previously discussed, we are one of the largest mortgage loan originators in the State of Kansas, but we compete in the same market areas as local, regional, and national banks, commercial banks, credit unions, mortgage brokerage firms, investment banking firms, investment brokerage firms, and savings institutions.  We must also compete with online investment and mortgage brokerages and online banks that are not confined to any specific market area.  Many of these competitors operate on a national or regional level, are a conglomerate of various financial services housed under one corporation, or otherwise have substantially greater financial or technological resources than the Company.  We compete primarily on the basis of the interest rates offered to depositors and the terms of loans offered to borrowers.  Should we face competitive pressure to increase deposit rates or decrease loan rates, our net interest income could be adversely affected.  Additionally, our competitors may offer products and services that we do not or cannot provide, as certain deposit and loan products fall outside of our accepted level of risk.  The Company’s profitability depends upon its ability to compete in its market areas.

Item 1B.   Unresolved Staff Comments

None.

Item 2.                      Properties

At September 30, 2008, we had 30 traditional branch offices and nine in-store branch offices.  The Bank owns the office building in which its home office and executive offices are located, and 24 of its other branch offices. The remaining 14 branch offices, including nine in-store locations, were leased.

For additional information regarding our lease obligations, see “Notes to Consolidated Financial Statements - Note 6” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

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

Item 4.                      Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2008.

PART II
Item 5.                      Market for the Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

The sections entitled “Stockholder Information” and “Stockholder Return Performance Presentation” of the attached Annual Report to Stockholders for the year ended September 30, 2008 is incorporated herein by reference.

See “Notes to Consolidated Financial Statements—Note 1” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Capital” of the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K regarding the OTS restrictions on dividends from the Bank to the Company.

The following table summarizes our share repurchase activity during the three months ended September 30, 2008 and additional information regarding our share repurchase program.   On May 26, 2006, the board of directors approved a new stock repurchase program.  Under the new plan, the Company may repurchase up to 500,000 shares from time to time, depending on market conditions and other factors, in open-market and other transactions.  The shares would be held as treasury stock for general corporate use.  The plan has no expiration date and had 186,431 shares remaining as of September 30, 2008.

	Total Number of	Average	Total Number of Shares Purchased	Maximum Number of Shares that May
	Shares	Price Paid	As Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plan
July 1, 2008 through
July 31, 2008	--		--	186,431
August 1, 2008 through
August 31, 2008	--		--	186,431
September 1, 2008 through
September 30, 2008	--		--	186,431
Total	--	--	--	186,431

The following table presents quarterly dividends paid in calendar years 2008, 2007, and 2006.  The dollar amounts represent dividends paid during the quarter.  The 2008 special year dividend is based upon the number of shares outstanding on the record date of November 21, 2008.  All shares outstanding presented in the table below are as of the date of record per the dividend declaration.

	Calendar Year
	2008	2007	2006
	(Dollars in thousands, except per share amounts)
Quarter ended March 31
Number of dividend shares	20,660,510	20,520,793	20,457,283
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,330	$10,261	$10,229
Quarter ended June 30
Number of dividend shares	20,661,660	20,673,933	20,257,420
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,331	$10,337	$10,129
Quarter ended September 30
Number of dividend shares	20,668,519	20,694,533	20,250,134
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,334	$10,347	$10,125
Quarter ended December 31
Number of dividend shares	20,881,157	20,860,278	20,432,393
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,441	$10,430	$10,216
Special year end dividend
Number of dividend shares	20,881,157	--	20,432,793
Dividend per share	$0.11	$--	$0.09
Total dividends paid	$2,297	$--	$1,839

Calendar year-to-date dividends per share	$2.11	$2.00	$2.09

Item 6.                      Selected Financial Data

The section entitled “Selected Consolidated Financial Data” of the attached Annual Report to Stockholders for the fiscal years ended September 30, 2004 through September 30, 2008 is incorporated herein by reference.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the attached Annual Report to Stockholders for the year ended September 30, 2008 is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

The section entitled “Management Discussion of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosure about Market Risk” of the attached Annual Report to Stockholders for the year ended September 30, 2008 is incorporated herein by reference.

Item 8.                      Financial Statements and Supplementary Data

The section entitled “Consolidated Financial Statements” of the attached Annual Report to Stockholders for the fiscal year ended September 30, 2008 is incorporated herein by reference.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of September 30, 2008.  Based upon their evaluation, they have concluded that as of September 30, 2008, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s report on our internal control over financial reporting is contained in the attached Annual Report to Stockholders for the fiscal year ended September 30, 2008 and incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Act that occurred during the Company’s last fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.                       Directors, Executive Officers, and Corporate Governance

Information required by this item concerning the Company’s directors and compliance with section 16(a) of the Act is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2009, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I, under the caption “Executive Officers” of this Form 10-K.

Information required by this item regarding the audit committee of the Company’s board of directors, including information regarding the audit committee financial expert serving on the audit committee, is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2009, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Item 11.                       Executive Compensation

Information required by this item concerning compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2009, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2009, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of September 30, 2008 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Number of Shares
Remaining Available
for Future Issuance
	Number of Shares		Under Equity
	to be issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)

Equity compensation plans approved
by stockholders	403,322	$29.66	467,272(1)
Equity compensation plans not approved
by stockholders	N/A	N/A	N/A
Total	403,322	$29.66	467,272

(1) This amount includes 165,987 shares issuable under the Company's Recognition and Retention Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item concerning certain relationships, related transactions and director independence is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2009, except for information contained under the heading “Compensation Discussion and Analysis Report” and  “Report of the Audit Committee of the Board of Directors”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.  Principal Accounting Fees and Services

Information required by this item concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2009, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a)     The following is a list of documents filed as part of this report:

(1)  Financial Statements:

The following financial statements are included under Part II, Item 8 of this Form 10-K:

1. Report of Independent Registered Public Accounting Firm.
2. Consolidated Balance Sheets as of September 30, 2008 and 2007.
3. Consolidated Statements of Income for the Years Ended September 30, 2008, 2007 and 2006.
4. Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2008, 2007 and 2006.
5. Consolidated Statements of Cash Flows for the Years Ended September 30, 2008, 2007 and 2006.
6. Notes to Consolidated Financial Statements for the Years Ended September 30, 2008, 2007 and 2006.

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

CAPITOL FEDERAL FINANCIAL

Date: December 1, 2008	By:	/s/ John B. Dicus
John B. Dicus, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ John B. Dicus	By:	/s/ B. B. Andersen
	John B. Dicus, President		B. B. Andersen, Director
	and Chief Executive Officer		Date: December 1, 2008
(Principal Executive Officer)
Date: December 1, 2008

By:	/s/ John C. Dicus	By:	/s/ Michael T. McCoy, M.D.
	John C. Dicus, Chairman of the Board		Michael T. McCoy, M.D., Director
	Date: December 1, 2008		Date: December 1, 2008

By:	/s/ Kent G. Townsend	By:	/s/ Marilyn S. Ward
	Kent G. Townsend, Executive Vice President		Marilyn S. Ward, Director
	and Chief Financial Officer		Date: December 1, 2008
(Principal Financial Officer)
Date: December 1, 2008

By:	/s/ Jeffrey R. Thompson	By:	/s/ Tara D. Van Houweling
	Jeffrey R. Thompson, Director		Tara D. Van Houweling, First Vice President
	Date: December 1, 2008		and Reporting Director
(Principal Accounting Officer)
By:	/s/ Jeffrey M. Johnson		Date: December 1, 2008
Jeffrey M. Johnson, Director
Date: December 1, 2008

INDEX TO EXHIBITS
Exhibit Number	Document
2.0	Plan of Reorganization and Stock Issuance Plan*
3(i)	Federal Stock Charter of Capitol Federal Financial*
3(ii)	Bylaws of Capitol Federal Financial filed on November 29, 2007 as Exhibit 3(ii) to the Annual
Report on Form 10-K
4(i)	Form of Stock Certificate of Capitol Federal Financial*
4(ii)	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, the instruments defining the rights of the holders of the Registrant’s long-term debt.
10.1(i)	Registrant’s Thrift Plan filed on November 29, 2007 as Exhibit 10.1(i) to the Annual
Report on Form 10-K
10.1(ii)	Registrant’s Stock Ownership Plan filed on November 29, 2007 as Exhibit 10.1(ii) to the Annual
Report on Form 10-K
10.2	Registrant’s 2000 Stock Option and Incentive Plan (the “Stock Option Plan”) filed on April 13,
2000 as Appendix A to Registrant’s Revised Proxy Statement (File No. 000-25391)
10.3	Registrant’s 2000 Recognition and Retention Plan (the “RRP”) filed on April 13, 2000 as
Appendix B to Registrant’s Revised Proxy Statement (File No. 000-25391)
10.4	Capitol Federal Financial Deferred Incentive Bonus Plan, as amended, filed on August 4, 2008 as Exhibit 10.4 to the June 30, 2008 Form 10-Q
10.5	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q
10.6	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4,
2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q
10.7	Form of Restricted Stock Agreement under the RRP filed on February 4, 2005 as Exhibit 10.7 to the
December 31, 2004 Form 10-Q
10.8	Description of Named Executive Officer Salary and Bonus Arrangements
10.9	Description of Director Fee Arrangements filed on February 5, 2007 as Exhibit 10.9 to the
December 31, 2006 Form 10-Q
10.10	Short-term Performance Plan
11	Statement re: computation of earnings per share**
13	Annual Report to Stockholders
14	Code of Ethics***
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, President and Chief Executive Officer
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President and Chief Financial Officer
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

  **No statement is provided because the computation of per share earnings on both a basic and fully diluted basis can be clearly determined from the Financial Statements included in the 2008 Annual Report to Stockholders, filed herewith.

 ***May be obtained free of charge from the Registrant’s Investor Relations Officer by calling (785) 270-6055 or from the Registrant’s internet website at www.capfed.com.