Form 10-Q
period 2008-12-31
CAPITOL FEDERAL FINANCIAL
filed 2009-02-04
CIK 1074433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________

Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

                                                                                                 or

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

          As of January 26, 2009, there were 74,074,380 shares of Capitol Federal Financial Common Stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data and amounts)
	December 31,	September 30,
	2008	2008
ASSETS:	(Unaudited)
Cash and cash equivalents	$143,134	$87,138
Investment securities:
Available-for-sale ("AFS") at market (amortized cost of $51,560 and $51,700)	49,841	49,586
Held-to-maturity ("HTM") at cost (market value of $57,273 and $92,211)	56,124	92,773
Mortgage-related securities:
AFS, at market (amortized cost of $1,442,111 and $1,491,536)	1,466,761	1,484,055
HTM, at cost (market value of $720,442 and $743,764)	709,541	750,284
Loans receivable held-for-sale, net	244	997
Loans receivable, net	5,456,569	5,320,780
Capital stock of Federal Home Loan Bank ("FHLB"), at cost	131,230	124,406
Accrued interest receivable	32,424	33,704
Premises and equipment, net	31,769	29,874
Real estate owned ("REO"), net	4,477	5,146
Other assets	75,210	76,506
TOTAL ASSETS	$8,157,324	$8,055,249

LIABILITIES:
Deposits	$3,867,304	$3,923,883
Advances from FHLB	2,596,964	2,447,129
Other borrowings, net	713,595	713,581
Advance payments by borrowers for taxes and insurance	19,330	53,213
Income taxes payable	10,985	6,554
Deferred income tax liabilities, net	16,588	3,223
Accounts payable and accrued expenses	35,123	36,450
Total liabilities	7,259,889	7,184,033

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 shares authorized, 91,512,287 shares issued; 74,109,081 and 74,079,868 shares outstanding
as of December 31, 2008 and September 30, 2008, respectively	915	915
Additional paid-in capital	448,066	445,391
Unearned compensation, Employee Stock Ownership Plan ("ESOP")	(9,578)	(10,082)
Unearned compensation, Recognition and Retention Plan ("RRP")	(468)	(553)
Retained earnings	762,490	759,375
Accumulated other comprehensive gain (loss)	14,263	(5,968)
Less shares held in treasury (17,403,206 and 17,432,419 shares as of
December 31, 2008 and September 30, 2008, respectively, at cost)	(318,253)	(317,862)
Total stockholders' equity	897,435	871,216

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,157,324	$8,055,249
See accompanying notes to consolidated interim financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)
(Dollars and share counts in thousands except per share data and amounts)

	For the Three Months Ended
	December 31,
	2008	2007
INTEREST AND DIVIDEND INCOME:
Loans receivable	$76,716	$76,263
Mortgage-related securities	26,402	17,127
Investment securities	1,326	4,130
Capital stock of FHLB	780	2,080
Cash and cash equivalents	49	1,428
Total interest and dividend income	105,273	101,028

INTEREST EXPENSE:
Deposits	26,785	38,033
FHLB advances	29,545	34,161
Other borrowings	7,725	2,207
Total interest expense	64,055	74,401

NET INTEREST AND DIVIDEND INCOME	41,218	26,627
PROVISION FOR LOAN LOSSES	549	--
NET INTEREST AND DIVIDEND INCOME
AFTER PROVISION FOR LOAN LOSSES	40,669	26,627

OTHER INCOME:
Retail fees and charges	4,530	4,489
Loan fees	569	598
Insurance commissions	491	478
Income from BOLI	384	621
Gains on securities and loans receivable, net	24	77
Other, net	644	848
Total other income	6,642	7,111

OTHER EXPENSES:
Salaries and employee benefits	11,164	10,435
Occupancy of premises	3,722	3,157
Advertising	1,742	831
Deposit and loan transaction fees	1,303	1,355
Regulatory and other services	1,149	1,619
Other, net	3,107	2,054
Total other expenses	22,187	19,451
INCOME BEFORE INCOME TAX EXPENSE	25,124	14,287
INCOME TAX EXPENSE	9,272	5,174
NET INCOME	$15,852	$9,113

Basic earnings per common share	$0.22	$0.12
Diluted earnings per common share	$0.22	$0.12
Dividends declared per public share	$0.61	$0.50

Basic weighted average common shares	73,063	72,956
Diluted weighted average common shares	73,162	73,018

                 See accompanying notes to consolidated interim financial statements.

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands except per share data and amounts)

						Accumulated
		Additional	Unearned	Unearned		Other
	Common	Paid-In	Compensation	Compensation	Retained	Comprehensive	Treasury
	Stock	Capital	(ESOP)	(RRP)	Earnings	Gain (Loss)	Stock	Total

Balance at October 1, 2008	$ 915	$ 445,391	$ (10,082)	$ (553)	$ 759,375	$ (5,968)	$ (317,862)	$ 871,216
Comprehensive income:
Net income					15,852			15,852
Changes in unrealized gains(losses) on
securities available-for-sale,
net of deferred income taxes
of $12,295						20,231		20,231
Total comprehensive income								36,083

ESOP activity, net		1,666	504					2,170
RRP activity, net		8						8
Stock based compensation - stock options and RRP		92		85				177
Acquisition of treasury stock							(859)	(859)
Stock options exercised		909					468	1,377
Dividends on common stock to public
stockholders ($.61 per public share)					(12,737)			(12,737)
Balance at December 31, 2008	$ 915	$ 448,066	$ (9,578)	$ (468)	$ 762,490	$ 14,263	$ (318,253)	$ 897,435

See accompanying notes to consolidated interim financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the Three Months Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,852	$9,113
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(780)	(2,080)
Provision for loan losses	549	--
Originations of loans receivable held-for-sale	(738)	(7,631)
Proceeds from sales of loans receivable held-for-sale	1,508	7,224
Amortization and accretion of premiums and discounts on mortgage-
related securities and investment securities	220	164
Depreciation and amortization of premises and equipment	1,156	1,272
Common stock committed to be released for allocation - ESOP	2,170	1,656
Stock based compensation - stock options and RRP	177	216
Other, net	(99)	1,669
Changes in:
Accrued interest receivable	1,280	4,662
Other assets	1,303	375
Income taxes payable/receivable	5,855	6,767
Accounts payable and accrued expenses	(1,327)	(4,383)
Net cash provided by operating activities	27,126	19,024

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities or calls of investment securities AFS	28	64,782
Proceeds from maturities or calls of investment securities HTM	37,400	125,108
Purchases of investment securities HTM	(886)	(165,590)
Principal collected on mortgage-related securities AFS	49,459	44,882
Purchases of mortgage-related securities AFS	--	(286,168)
Principal collected on mortgage-related securities HTM	40,735	50,361
Purchases of mortgage-related securities HTM	--	(1,033)
Proceeds from the redemption of capital stock of FHLB	2,958	12,361
Purchases of capital stock of FHLB	(9,002)	(10,000)
Loan originations, net of principal collected	(25,289)	(22,892)
Loan purchases, net of principal collected	(112,860)	3,232
Net deferred fee activity	(35)	(111)
Purchases of premises and equipment	(3,088)	(974)
Proceeds from sales of real estate owned, net	2,131	976
Net cash used in investing activities	(18,449)	(185,066)

(Continued)

	For the Three Months Ended
	December 31,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(12,737)	(10,430)
Deposits, net of withdrawals	(56,579)	58,667
Proceeds from advances/line of credit from FHLB	312,682	200,000
Repayments on advances/line of credit from FHLB	(162,682)	(200,000)
Proceeds from repurchase agreements	--	250,000
Change in advance payments by borrowers for taxes and insurance	(33,883)	(34,112)
Acquisitions of treasury stock	(859)	(7,245)
Stock options exercised	1,032	96
Excess tax benefits from stock options	345	--
Net cash provided by financing activities	47,319	256,976

NET INCREASE IN CASH AND CASH EQUIVALENTS	55,996	90,934
CASH AND CASH EQUIVALENTS:
Beginning of period	87,138	162,791
End of period	$143,134	$253,725

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments, net of refund	$3,417	$(1,594)
Interest payments, net of interest credited to deposits	$36,542	$35,031

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Loans transferred to real estate owned	$1,846	$901

Market value change related to fair value hedge:
Interest rate swaps hedging FHLB advances	$--	$(12,729)

(Concluded)
                 See accompanying notes to consolidated interim financial statements.
<Index>

Notes to Consolidated Interim Financial Statements (Unaudited)

1.   Basis of Financial Statement Presentation
The accompanying consolidated financial statements of Capitol Federal Financial (“CFFN”) and subsidiary (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  Interim results are not necessarily indicative of results for a full year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods.  Significant estimates include the allowance for loan losses, other-than-temporary declines in the fair value of securities and other financial instruments. Actual results could differ from those estimates.  See “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Capitol Federal Savings Bank (the “Bank”). The Bank has a wholly owned subsidiary, Capitol Funds, Inc.  Capitol Funds, Inc. has a wholly owned subsidiary, Capitol Federal Mortgage Reinsurance Company.  All intercompany accounts and transactions have been eliminated.

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

	For the Three Months Ended
	December 31,
	2008(1)	2007(2)
(Dollars in thousands, except per share amounts)
Net income	$15,852	$9,113

Average common shares outstanding	73,062,337	72,955,067
Average committed ESOP shares outstanding	548	548
Total basic average common shares outstanding	73,062,885	72,955,615

Effect of dilutive RRP shares	8,716	6,789
Effect of dilutive stock options	90,443	55,183

Total diluted average common shares outstanding	73,162,044	73,017,587

Net earnings per share:
Basic	$0.22	$0.12
Diluted	$0.22	$0.12

(1) Options to purchase 25,500 shares of common stock at $43.46 per share were outstanding as of December 31, 2008, but were not included in the computation of diluted earnings per share because they were anti-dilutive for the three months ended December 31, 2008.

(2) Options to purchase 185,300 shares of common stock at prices between $33.69 per share and $38.77 per share were outstanding as of December 31, 2007, but were not included in the computation of diluted earnings per share because they were anti-dilutive for the three months ended December 31, 2007.

3. Fair Value Measurements
Effective October 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement applies whenever other standards require or permit assets or liabilities to be measured at fair value.  The statement does not require new fair value measurements, but rather provides a definition and framework for measuring fair value which will result in greater consistency and comparability among financial statements prepared under GAAP. The Company’s adoption of SFAS No. 157 did not have a material impact on its financial condition or results of operations.  The following disclosures, which include certain disclosures which are generally not required in interim period financial statements, are included herein as a result of the Company’s adoption of SFAS No. 157.

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at December 31, 2008.  The Company’s securities that are AFS are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as real estate owned, loans held for sale, and impaired loans. These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

In accordance with SFAS No. 157, the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

•
Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•
Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models, and similar techniques. The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.

The Company bases its fair values on the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.  SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

AFS Securities
The Company’s AFS securities portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders' equity.  Substantially all of the securities within the AFS portfolio consist of mortgage-related securities and investment securities issued by U.S. Government sponsored enterprises or agencies.  The fair values for all of the AFS securities are obtained from independent nationally recognized pricing services. Various modeling techniques are used to determine pricing for the Company’s  mortgage-related securities and investment securities, including option pricing and discounted cash flow models. The inputs to these models may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  There are some AFS securities in the AFS portfolio that have significant unobservable input requiring the independent pricing services to use some judgment in pricing the related securities.  These AFS securities are classified as Level 3.  All other AFS securities are classified as Level 2.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a recurring basis at December 31, 2008:

		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
	Value	Assets (Level 1)	(Level 2)	(Level 3)(1)
	(Dollars in thousands)
AFS securities:
Investment securities	$49,841	$--	$47,922	$1,919
Mortgage-related securities	1,466,761	--	1,466,761	--
	$1,516,602	$--	$1,514,683	$1,919

(1) The Company’s Level 3 AFS securities were immaterial as of December 31, 2008 and had no material activity during the period ended December 31, 2008.

The following is a description of valuation methodologies used for significant assets measured at fair value on a non-recurring basis.

Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Substantially all of the Bank’s impaired loans at December 31, 2008 are secured by real estate.  These impaired loans are individually assessed to determine that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs. Fair value is estimated through current appraisals, real estate brokers or listing prices.  Fair values may be adjusted by management to reflect current market conditions and, as such, are classified as Level 3.  Impaired loans at December 31, 2008 were $19.5 million. Based on this evaluation, the Company established an allowance for loan losses of $842 thousand at December 31, 2008 for such impaired loans.

REO, net
REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current market conditions and, as such, are classified as Level 3.  REO at December 31, 2008 was $4.5 million. During the quarter ending December 31, 2008, charge-offs to the allowance for loan losses related to loans that were transferred to REO were $90 thousand. Write downs related to REO that were charged to non-interest expense were $244 thousand for that same period.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at December 31, 2008:

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable Inputs
	Assets (Level 1)	(Level 2)	(Level 3)
		(Dollars in thousands)
Impaired loans	$--	$--	$19,513
REO, net	--	--	4,477
	$--	$--	$23,990

4.  Recent Accounting Pronouncements
In January 2009, the Financial Accounting Standards Board (“FASB”) issued FASB issued Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.”  FSP EITF 99-20-1 eliminates the requirement that a security holder’s best estimate of cash flows be based upon those that “a market participant” would use.  Instead, an other–than-temporary impairment (“OTTI”) should be recognized as a realized loss through earnings when it is probable there has been an adverse change in the security holder’s estimated cash flows from previous projections.  This treatment is consistent with the impairment model in SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”  FSP EITF 99-20-1 is effective for the Company for the period ending December 31, 2008, and did not have a material impact on its financial condition or results of operations.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company and its wholly-owned subsidiary, the Bank, may from time to time make written or oral “forward-looking statements,” including statements contained in the Company’s filings with the SEC.  These forward-looking statements may be included in this Quarterly Report on Form 10-Q and the exhibits attached to it, in the Company’s reports to stockholders and in other communications by the Company, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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

•	the willingness of users to substitute competitors’ products and services for our products and services;
•	our success in gaining regulatory approval of our products and services and branching locations, when required;
•
the impact of changes in financial services laws and regulations, including laws concerning taxes, banking securities and insurance and the impact of other governmental initiatives affecting the financial services industry;

•	implementing business initiatives may be more difficult or expensive than anticipated;
•	technological changes;
•	acquisitions and dispositions;
•	changes in consumer spending and saving habits; and
•	our success at managing the risks involved in our business

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

The following discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company.  It should be read in conjunction with the consolidated financial statements and notes presented in this report.  The discussion includes comments relating to the Bank, since the Bank is wholly owned by the Company and comprises the majority of its assets and is the principal source of income for the Company.  This discussion and analysis should be read in conjunction with the management discussion and analysis included in the Company’s 2008 Annual Report on Form 10-K filed with the SEC.

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

The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, mortgage-related securities, investment securities, and cash, and the interest paid on deposits and borrowings.  On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies.  We generally price our loan and deposit products based upon an analysis of our competition and changes in market rates.  The Bank generally prices its first mortgage loan products based upon prices available in the secondary market.  Generally, deposit pricing is based upon a survey of peers in the Bank’s market areas, and the need to attract funding and retain maturing deposits.  The majority of our loans are fixed-rate products with maturities up to 30 years, while the majority of our deposits have maturity or reprice dates of less than two years.

During the first quarter of fiscal year 2009, the financial services industry and the economy as a whole continued to experience turmoil in the wake of steep declines in credit and asset quality due largely to subprime lending, real estate devaluations, and an increase in unemployment.  As a result of a relatively stable economy and real estate market valuations in the Bank’s market areas, along with the Bank’s traditional lending practices, the Bank has not experienced the adverse operational impacts felt by many financial institutions.  However, we are not immune to negative consequences arising from the overall economic weakness and sharp downturn in the housing industry nationally.  We have experienced a moderate increase in the balance of our non-performing loans, but the balance of our non-performing loans continue to remain at low levels relative to the size of our loan portfolio.  We continue to closely monitor the local and national real estate markets and other factors related to risks inherent in our loan portfolio.  Based on our evaluation of our loan quality, real estate markets, the overall economic environment, and the increase in and composition of our delinquencies and non-performing loans, management determined a $549 thousand provision for loan losses was appropriate for the quarter ended December 31, 2008.

During late December 2008 and continuing into the second quarter of fiscal year 2009, mortgage rates declined to record lows in response to the Federal Reserve’s purchases of U.S. agency debt and mortgage-backed securities.  The decline in mortgage rates has spurred an increased demand for our loan modification program.  Our loan modification program allows existing loan customers, whose loans have not been sold to third parties and who have been current on their contractual loan payments for the previous 12 months, the opportunity to modify their original loan terms to current loan terms being offered.  Since the Federal Reserve lowered rates in December, approximately $520.0 million of loan modification requests have been received, through January 2009.  The weighted average interest rate reduction for these loans is approximately 95 basis points.  During the same time period, the Bank received approximately $90.0 million of refinancing requests.  The volume and magnitude of these loan modifications and refinances will likely have a negative impact on our net interest margin in future quarters as a result of loans repricing to lower market interest rates.

The Bank continues to maintain access to liquidity in excess of forecasted needs by diversifying its funding sources and maintaining a strong retail oriented deposit portfolio.  We believe the turmoil in the credit and equity markets has made deposit products in strong financial institutions desirable for many customers.  In addition, the investments of the Bank are government-agency backed securities which are highly liquid and have not been credit impaired and are therefore available as collateral for additional borrowings or for sale if the need or unforeseen conditions warrant.  See additional discussion regarding liquidity in the section entitled “Liquidity and Capital Resources.”

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

Critical Accounting Policies

Our most critical accounting policies are the methodologies used to determine the allowance for loan losses and other-than-temporary declines in the value of securities.  These policies are important to the presentation of our financial condition and results of operations, involve a high degree of complexity, and require management to make difficult and subjective judgments that may require assumptions or estimates about highly uncertain matters.  The use of different judgments, assumptions, and estimates could cause reported results to differ materially.  These critical accounting policies and their application are reviewed at least annually by our audit committee.  The following is a description of our critical accounting policies and an explanation of the methods and assumptions underlying their application.

Allowance for Loan Losses.  Management maintains an allowance for loan losses to absorb losses known and inherent in the loan portfolio based upon ongoing quarterly assessments of the loan portfolio.  Our methodology for assessing the appropriateness of the allowance consists of several key elements, which includes a formula analysis for general valuation allowances, specific valuation allowances for identified problem loans and portfolio segments, and knowledge of economic conditions which may lead to credit risk concerns about the loan portfolio or segments of the loan portfolio.

All loans that are not impaired, as defined in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15” and No. 118 “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures, an Amendment of FASB Statement No. 114”, are included in a formula analysis, as permitted by SFAS No. 5, “Accounting for Contingencies.”   Management uses the formula analysis to evaluate the adequacy of the general valuation allowance.  Each quarter, the loan portfolio is segregated into categories in the formula analysis based upon certain risk characteristics such as loan type (one- to four-family, multi-family, etc.), interest payments (fixed-rate, adjustable-rate), loan source (originated or purchased), and payment status (i.e. current or number of days delinquent).  Impaired loans and loans with known potential losses are excluded from the analysis and evaluated for specific valuation allowances.  Potential loss factors are assigned to each category in the analysis based on management’s assessment of the potential risk inherent in each category.  The greater the risks associated with a particular category, the higher the loss factor.  Loss factors increase as individual loans become classified, delinquent, the foreclosure process begins or as economic conditions warrant.  The loss factors are periodically reviewed by management for appropriateness giving consideration to historical loss experience, delinquency and non-performing loan trends, the results of foreclosed property transactions and the status of the local and national economies and housing markets, in order to ascertain that the loss factors cover probable and estimable losses inherent in the loan portfolio.  Management’s evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with a specific problem loan or portfolio segments.

The amounts actually observed with respect to these losses can vary significantly from the estimated amounts. Our methodology permits adjustments to any loss factor used in the computation of the formula analysis in the event that, in management’s judgment, significant factors which affect the collectibility of the portfolio or any category of the loan portfolio, as of the evaluation date, are not reflected in the current loss factors.  By assessing the estimated losses inherent in our loan portfolio on a quarterly basis, we can adjust specific and inherent loss estimates based upon more current information.

Specific valuation allowances are established in connection with individual loan reviews of specifically identified problem loans and the asset classification process, including the procedures for impairment recognition under SFAS No. 114 and SFAS No. 118.  Such evaluations include a review of loans on which full collectibility is not reasonably assured, evaluation of the estimated fair value of the underlying collateral, and other factors that determine risk exposure to arrive at an adequate specific valuation allowance amount.  Loans with an outstanding balance of $1.5 million or more are reviewed annually if secured by property in one of the following categories:  multi-family (five or more units) property, unimproved land, other improved commercial property, acquisition and development of land projects, developed building lots, office building, single-use building, or retail building.  Specific valuation allowances are established if the review determines a quantifiable impairment.  If a loan is not impaired, it is included in the formula analysis.

Management reviews the appropriateness of the allowance for loan losses based upon its evaluation of then-existing economic and business conditions affecting our key lending areas.  Other conditions management considers in determining the appropriateness of the allowance for loan losses include, but are not limited to, changes in our underwriting standards, credit quality trends (including changes in the balance and characteristics of non-performing loans expected to result from existing economic conditions), trends in collateral values, loan volumes and concentrations, and recent loss experience in particular segments of the portfolio as of the balance sheet date.  Management also measures the impact these conditions were believed to have had on the collectibility of impaired loans.

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

Securities Impairment.  Management continually monitors the investment and mortgage-related security portfolios for impairment on a security by security basis.  Many factors are considered in determining whether the impairment is deemed to be other-than-temporary, including, but not limited to, the nature of the investment, the length of time the security has had a market value less than the cost basis, the cause(s), severity of the loss, the intent and ability of the Bank to hold the security for a period of time sufficient for a substantial recovery of its investment, expectation of an anticipated recovery period, recent events specific to the issuer or industry including the issuer’s financial condition and current ability to make future payments in a timely manner, external credit ratings and recent downgrades in such ratings.  If management deems the decline to be other-than-temporary, the carrying value of the security is adjusted and an impairment amount is recorded in the consolidated statements of income.  At December 31, 2008, all securities were rated investment grade, and there was a market for the securities.  At December 31, 2008, no securities had been identified as other-than-temporarily impaired.

Financial Condition

Total assets increased from $8.06 billion at September 30, 2008 to $8.16 billion at December 31, 2008.  The $102.1 million increase in assets was primarily attributed to a $135.8 million increase in the loan portfolio as a result of loan purchases during the quarter.  Total liabilities increased from $7.18 billion at September 30, 2008 to $7.26 billion at December 31, 2008.  The $75.9 million increase in liabilities was primarily a result of an increase in FHLB advances of $149.8 million, partially offset by a decrease in deposits of $56.6 million.  The additional FHLB advance in the current quarter was taken in anticipation of maturing advances in January 2009.  The new advance was taken prior to the maturity of the other advances due to favorable rate and term offerings available at the time of the new advance.  Stockholders’ equity increased $26.2 million to $897.4 million at December 31, 2008, from $871.2 million at September 30, 2008.  A large component of this increase was related to an increase in Accumulated other comprehensive gain (loss) due to an increase in the market value of AFS securities at December 31, 2008.

The following table presents selected balance sheet data for the Company at the dates indicated.

	Balance at
	December 31,	September 30,	June 30,	March 31,	December 31,
	2008	2008	2008	2008	2007
	(Dollars in thousands, except per share amounts)
Selected Balance Sheet Data:
Total assets	$8,157,324	$8,055,249	$7,892,137	$8,034,662	$7,945,586
Cash and cash equivalents	143,134	87,138	86,437	264,501	253,725
Investment securities	105,965	142,359	144,346	88,597	500,045
Mortgage-related securities	2,176,302	2,234,339	2,066,685	2,076,766	1,608,897
Loans receivable, net	5,456,569	5,320,780	5,326,061	5,292,866	5,310,296
Capital stock of FHLB	131,230	124,406	129,172	129,170	139,380
Deposits	3,867,304	3,923,883	3,961,543	4,020,966	3,981,449
Advances from FHLB	2,596,964	2,447,129	2,547,294	2,547,588	2,746,532
Other borrowings	713,595	713,581	453,566	453,552	303,538
Stockholders' equity	897,435	871,216	863,906	869,106	862,579
Accumulated other comprehensive gain (loss)	14,263	(5,968)	(5,202)	6,215	3,165
Equity to total assets at end of period	11.00%	10.82%	10.95%	10.82%	10.86%
Book value per share	$12.27	$11.93	$11.84	$11.92	$11.84

Loans Receivable. The loan portfolio increased $135.8 million from $5.32 billion at September 30, 2008 to $5.46 billion at December 31, 2008.  The increase was primarily a result of $146.1 million of loan purchases during the quarter.  Loans purchased from nationwide lenders represented 15% of the loan portfolio at December 31, 2008 compared to 14% at September 30, 2008.  As of December 31, 2008, the average balance of a purchased mortgage loan was approximately $350 thousand while the average balance of an originated mortgage loan was approximately $120 thousand.

Included in the loan portfolio at December 31, 2008 were $325.6 million of interest-only loans, which were primarily purchased from nationwide lenders during fiscal year 2005.  These loans do not typically require principal payments during their initial term, and have initial interest-only terms of either five or ten years.  At December 31, 2008, $317.0 million, or 97%, of these loans were still in their interest-only payment term.  As of December 31,

2008, $144.7 million will begin to amortize principal within two years, $22.4 million will begin amortizing principal within two-to-five years, and the remaining $149.9 million will begin to amortize principal within five-to-ten years.  Loans of this type generally are considered to be of greater risk to the lender because of the possibility that the borrower may default once principal payments are required.  The loans had an average credit score of 737 and an average LTV ratio of 80% or less at the time of purchase.  The Bank has not purchased any interest-only loans since 2006.

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

	For the Three Months Ended			For the Three Months Ended
	December 31, 2008			December 31, 2007
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family
<= 15 years	$28,017	5.47%	8.98%	$26,614	5.77%	12.89%
> 15 years	107,145	5.79	34.35	110,121	6.09	53.34
Other real estate	5,965	5.88	1.91	--	--	--
Consumer	3,284	7.59	1.05	6,696	8.42	3.24
Total fixed-rate	144,411	5.77	46.29	143,431	6.14	69.47

Adjustable-Rate:
One- to four-family
<= 36 months	88,076	5.00	28.24	9,740	5.54	4.72
> 36 months	55,922	5.32	17.93	32,639	5.85	15.81
Consumer	23,503	5.09	7.54	20,655	8.31	10.00
Total adjustable-rate	167,501	5.12	53.71	63,034	6.61	30.53

Total originations, refinances and purchases	$311,912	5.42%	100.00%	$206,465	6.29%	100.00%

Purchased loans included above:
Fixed-rate	$14,005	5.76%		$12,086	6.20%
Adjustable-rate	$132,064	5.09%		$19,780	5.85%

During the three months ended December 31, 2008, the rate on the Bank’s 30-year fixed-rate one- to four-family loans, with no points paid by the borrower, were approximately 260 basis points above the average 10-year Treasury rate, while the rate on the Bank’s 15-year fixed-rate one- to four-family loans were approximately 230 basis points above the average 10-year Treasury rate.  The Bank generally prices its first mortgage loan products based upon prices available in the secondary market.

The following table summarizes the activity in the loan portfolio for the periods indicated, excluding changes in loans in process, deferred fees and allowance for loan losses.

	For the Three Months Ended
	December 31, 2008		September 30, 2008		June 30, 2008		March 31, 2008
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$5,379,845	5.66%	$5,389,901	5.63%	$5,352,278	5.66%	$5,366,186	5.71%
Originations and refinances:
Fixed	130,406	5.77	140,565	6.08	213,098	5.72	167,003	5.67
Adjustable	35,437	5.23	45,333	5.69	47,641	5.82	32,596	6.24
Purchases:
Fixed	14,005	5.76	7,309	6.12	18,209	5.51	10,191	5.71
Adjustable	132,064	5.09	17,225	5.76	14,509	5.51	20,322	5.51
Repayments	(183,532)		(216,090)		(254,784)		(242,391)
Other (1)	(1,873)		(4,398)		(1,050)		(1,629)
Ending balance	$5,506,352	5.63%	$5,379,845	5.66%	$5,389,901	5.63%	$5,352,278	5.66%

(1) “Other” consists of transfers to REO and net fees advanced.

The following table presents the Company’s loan portfolio at the dates indicated.

	December 31, 2008			September 30, 2008
	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total
	(Dollars in thousands)
Real Estate Loans
One- to four-family	$5,154,113	5.60%	93.60%	$5,026,358	5.61%	93.43%
Multi-family and commercial	61,353	6.38	1.12	56,081	6.44	1.04
Construction and development	76,601	5.59	1.39	85,178	5.66	1.58
Total real estate loans	5,292,067	5.61	96.11	5,167,617	5.62	96.05

Consumer Loans
Savings loans	4,497	5.79	0.08	4,634	5.95	0.09
Automobile	3,307	6.97	0.06	3,484	7.00	0.07
Home equity	205,409	5.97	3.73	202,956	6.53	3.77
Other	1,072	7.74	0.02	1,154	7.13	0.02
Total consumer loans	214,285	5.99	3.89	212,228	6.52	3.95
Total loans receivable	5,506,352	5.63%	100.00%	5,379,845	5.66%	100.00%

Less:
Loans in process	33,593			43,186
Deferred fees and discounts	10,053			10,088
Allowance for loan losses	6,137			5,791
Total loans receivable, net	$5,456,569			$5,320,780

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

During 2008, the Bank discontinued offering an interest-only ARM product, but holds in its portfolio originated and purchased interest-only ARM loans.  The product was discontinued to reduce future credit risk exposure.  At the time of origination, these loans did not require principal payments for a period of up to ten years.  Borrowers were qualified based on a fully amortizing payment at the initial loan rate.  The Bank was more restrictive on debt-to-income ratios and credit scores on interest-only ARM loans than on other ARM loans to offset the potential risk of payment shock at the time the loan rate adjusts and/or the principal and interest payments begin.   At December 31, 2008, 6% of our loan portfolio consisted of non-amortizing interest-only ARM loans.  The majority of these loans were purchased from nationwide lenders during fiscal year 2005.  These loans had an initial interest-only term of either five or ten years, with approximately equal distribution between the two terms.

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

For loans with an LTV ratio in excess of 80% at the time of origination, private mortgage insurance is required in order to reduce the Bank’s loss exposure to less than 80% of the appraised value or the purchase price of the property.  The Bank will lend up to 97% of the lesser of the appraised value or purchase price for one- to four-family loans provided the Bank is able to obtain private mortgage insurance.

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

In an effort to offset the impact of repayments and to retain our customers, the Bank offers existing loan customers whose loans have not been sold to third parties the opportunity to modify their original loan terms to new loan terms generally consistent with those currently being offered.  This is a convenient tool for customers who may have considered refinancing from an ARM loan to a fixed-rate loan, would like to reduce their term, or take advantage of lower rates associated with current market rates.  The program helps ensure the Bank maintains the relationship with the customer and significantly reduces the amount of effort required for customers to obtain current market pricing and terms without having to refinance their loans.  The Bank charges a fee for this service generally comparable to fees charged on new loans.  The Bank does not solicit customers for this program, but considers it a valuable opportunity to retain customers who, due to our strict initial underwriting, could likely obtain similar financing elsewhere.

The Bank also originates construction-to-permanent loans primarily secured by one- to four-family residential real estate.  Presently, all of the one- to four-family construction loans are secured by property located within the Bank’s market areas.  Construction loans are obtained primarily by homeowners who will occupy the property when construction is complete.  The Bank is also a participant with five other banking institutions on a construction loan secured by a retail shopping center in Kansas with two major retailers.  Construction loans to builders for speculative purposes are not permitted.  The application process includes submission of complete plans, specifications, and costs of the project to be constructed.  These items are used as a basis to determine the appraised value of the subject property.  All construction loans are manually underwritten using the Bank’s internal underwriting standards.  The construction and permanent loans are closed at the same time allowing the borrower to secure the interest rate at the beginning of the construction period and throughout the permanent loan.  Construction draw requests and the supporting documentation are reviewed and approved by management.  The Bank also performs regular documented inspections of the construction project to ensure the funds are being used for the intended purpose and the project is being completed according to the plans and specifications provided.

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

Consumer loans generally have shorter terms to maturity or reprice more frequently, which reduces our exposure to changes in interest rates, and usually carry higher rates of interest than do one- to four-family mortgage loans.  However, consumer loans may entail greater risk than do one- to four-family mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles.  Management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

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

All originated loans are generated by our own employees.  Loans over $500 thousand must be underwritten by two Class V underwriters, which is the highest class of underwriter.  Any loan greater than $750 thousand must be approved by the Asset and Liability Management Committee (“ALCO”) and loans over $1.5 million must be approved by the board of directors.  For loans requiring ALCO and/or board of directors’ approval, lending management is responsible for presenting to the ALCO and/or board of directors information about the creditworthiness of the borrower and the estimated value of the subject property.  Information pertaining to the creditworthiness of the borrower generally consists of a summary of the borrower’s credit history, employment stability, sources of income, assets, net worth, and debt ratios.  The estimated value of the property must be supported by an independent appraisal report prepared in accordance with our appraisal policy.

Asset Quality

Historically, the Bank’s underwriting guidelines have provided the Bank with loans of high quality and generally low delinquencies and low levels of non-performing assets compared to national levels.  Of particular importance is the complete documentation required for each loan the Bank originates and purchases.  This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower’s ability to repay the loan compared to underwriting methodologies that do not require full documentation.

The following matrix shows the balance of one-to-four family mortgage loans cross-referenced by LTV ratio and credit score.  The LTV ratios used in the matrix were based on the current loan balance and the lesser of the purchase price or the most recent bank appraisal available.  Credit scores were updated in January 2008 for loans originated by the Bank and purchased loans.  Credit scores were updated again for the majority of our purchased loans as of August 2008.  Management will continue to update credit scores as deemed necessary based upon economic conditions.  Per the matrix, the greatest concentration of loans fall into the “751 and above” credit score category and have a LTV ratio of less than 70%.  The loans falling into the “less than 660” credit score category and having LTV ratios of more than 80% comprise the lowest concentration.

	Credit Score
	Less than 660		661 to 700		701 to 750		751 and above		Total
LTV ratio	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Less than 70%	$ 135,886	2.6%	$ 155,796	3.0%	$ 450,170	8.7%	$ 1,824,343	35.4%	$ 2,566,195	49.8%
70% to 80%	109,886	2.1	134,025	2.6	397,071	7.7	1,162,127	22.6	1,803,109	35.0
More than 80%	75,304	1.5	90,077	1.8	225,615	4.4	393,813	7.6	784,809	15.2
Total	$ 321,076	6.2%	$ 379,898	7.4%	$ 1,072,856	20.8%	$ 3,380,283	65.6%	$ 5,154,113	100.0%

The following table presents the Company’s 30 to 89 day delinquent loans, non-performing loans, and real estate owned at the dates indicated.  The ratios of non-performing loans to total loans and non-performing assets to total assets do not include loans that are 30 to 89 days delinquent.  Non-performing assets include non-performing loans and real estate owned.
	December 31,	September 30,	June 30,	March 31,	December 31,
	2008	2008	2008	2008	2007
	(Dollars in thousands)
Loans 30-89 days delinquent
Originated	$15,691	$14,025	$12,591	$10,552	$12,010
Purchased	9,359	7,083	6,621	8,356	10,702
Non-performing loans
Originated	9,607	6,958	6,555	5,440	7,218
Purchased	9,625	6,708	6,699	4,444	3,014
Real estate owned
Originated	2,833	2,228	1,274	2,329	1,783
Purchased	1,644	2,918	933	435	240
Non-performing assets to total assets at
end of period	0.29%	0.23%	0.20%	0.16%	0.15%
Non-performing loans to total loans	0.35%	0.26%	0.25%	0.19%	0.19%

Loans 30 to 89 days delinquent, which are not included in non-performing loans, increased approximately $4.0 million from $21.1 million at September 30, 2008 to $25.1 million at December 31, 2008.  Of the $25.1 million at December 31, 2008, $15.7 million, or 63% represent loans secured by property located in our market areas and $9.4 million, or 37%, were purchased loans.  There is not believed to be a geographic trend associated with our purchased loans 30 to 89 days delinquent.  During the past three quarters, on average, approximately 45% of loans that entered the 30 to 89 days delinquent category made their required loan payments and did not go back into the 30-89 day delinquent category during the noted time period.  During the same time period, on average, approximately 35% of loans that entered the 30 to 89 days delinquent category made a portion of their required loan payments but the loans either stayed in the 30 to 89 day delinquent category because not all required loan payments were made or went back into the 30-89 day delinquent category at some point during the noted time period as the borrower once again became delinquent on their loan payments.  Approximately 20% of the loans that entered the 30-89 days delinquent category during the past three quarters entered the non-performing loans category.

Non-performing loans consist of loans 90 or more days delinquent and loans in the process of foreclosure.  Non-performing loans increased $5.5 million from $13.7 million at September 30, 2008 to $19.2 million at December 31, 2008.  The increase in non-performing loans increased our ratio of non-performing loans to total loans from 0.26% as of September 30, 2008 to 0.35% at December 31, 2008.  There is not believed to be a geographic trend associated with our purchased non-performing loans.

Of the $19.2 million of non-performing loans at December 31, 2008, $4.7 million or 24%, of total non-performing loans were purchased from one nationwide lender.  The total balance of loans purchased from this lender was $102.0 million or 2% of the total loan portfolio.   The majority of the loans purchased from this lender are so-called “80-20” combination purchase mortgage loans.  These combinations involved an 80% LTV first mortgage and a simultaneous 20% LTV second mortgage.  The Bank purchased only the first mortgage.

At December 31, 2008, non-performing loans with LTV ratios greater than 80% comprised 21% of total non-performing loans.  Of the non-performing loans with LTV ratios greater than 80%, 89% had private mortgage insurance which substantially reduces or eliminates the Bank’s exposure to loss.  The balance of non-performing loans with LTV ratios greater than 80% with no private mortgage insurance was $442 thousand at December 31,

2008.  At origination, these loans had LTV ratios less than 80% or had private mortgage insurance, but as a result of updating the appraisals, the LTV ratios are now in excess of 80%.

Each quarter management reviews the risk exposure of the Bank’s mortgage loan portfolio using its established formula allowance methodology.  In addition, management considers other then-existing inherent risks to the loan portfolio based upon our recent experience with non-performing one- to four-family loans, well-documented trends in the markets in which we have purchased loans, and changes in the credit risks in the lending portfolio based upon changing borrower credit characteristics.  Also see “Critical Accounting Policies – Allowance for Loan Losses.”  We continue to focus our attention on the purchased loan portfolio because those loans are, in some instances, located in markets that have seen significant declines in home valuations.  A provision for loan loss of $549 thousand was recorded during the current quarter primarily due to additional risks management believes are inherent in our purchased loan portfolio, as discussed above.  The majority of the $549 thousand related to general and specific valuation allowances on purchased loans.  In such cases where the real estate market values of the underlying collateral decreased below our outstanding loan balance, we recorded a specific allowance.  Since we rely primarily on the collateral securing a one-to-four family mortgage loan if a loan were to enter foreclosure, the additional provision for the loans with specific allowances was necessary.

The following table presents the Company’s activity for the allowance for loan losses and related ratios at the dates and for the periods indicated.

	For the Three Months Ended
	December 31,
	2008	2007
Allowance for loan losses:	(Dollars in thousands)
Beginning balance	$5,791	$4,181
Losses charged against the allowance:
One- to four-family loans	192	(3)
Multi-family loans	--	--
Commercial and other loans	--	--
Consumer loans	11	13
Total charge-offs	203	10
Recoveries	--	--
Provision charged to expense	549	--
Ending balance	$6,137	$4,171

Allowance for loan losses to non-
performing loans at period end	31.91%	40.76%
Allowance for loan losses to loans
receivable, net at period end	0.11%	0.08%

Mortgage-Related Securities.  The balance of mortgage-related securities decreased $58.0 million from $2.23 billion at September 30, 2008 to $2.18 billion at December 31, 2008.  The following tables provide a summary of the activity in our portfolio of mortgage-related securities for the periods presented.  The yields and weighted average life (“WAL”) for purchases are presented as recorded at the time of purchase.  The yields for the beginning and ending balances are as of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented.  The beginning and ending WAL is the estimated remaining maturity after historical prepayment speeds have been applied.  The increase in the WAL at December 31, 2008 compared to September 30, 2008 was due to a slowdown in actual prepayments during the current quarter.

	For the Three Months Ended
	December 31, 2008			September 30, 2008			June 30, 2008			March 31, 2008
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance	$2,234,339	4.82%	5.05	$2,066,685	4.76%	4.32	$2,076,766	4.70%	4.88	$1,608,897	4.66%	4.41
Maturities and repayments	(90,194)			(112,777)			(172,376)			(119,682)
Net amortization of
premiums/discounts	27			23			(9)			(426)
Purchases:
Fixed	--	--	--	60,137	5.03	4.48	129,614	4.64	4.56	395,048	4.90	4.98
Adjustable	--	--	--	219,888	4.99	5.07	50,443	4.25	4.04	188,024	4.71	5.06
Change in valuation on AFS
securities	32,130			383			(17,753)			4,905
Ending balance	$2,176,302	4.82%	5.81	$2,234,339	4.82%	5.05	$2,066,685	4.76%	4.32	$2,076,766	4.70%	4.88

Investment Securities.  Investment securities, which consist primarily of agency bonds (primarily issued by FNMA, FHLMC, or FHLB) and municipal investments, decreased $36.4 million from $142.4 million at September 30, 2008 to $106.0 million at December 31, 2008.  The following tables provide a summary of the activity of investment securities for the periods presented.  The yields for the beginning and ending balances are as of the periods presented.  The decrease in the yield at December 31, 2008 compared to September 30, 2008 was a result of calls and/or maturities of securities with rates higher than that of the remaining portfolio.  The beginning and ending WAL represent the estimated remaining maturity of the securities after projected call dates have been considered, based upon market rates at each date presented.  The decrease in the WAL at December 31, 2008 compared to September 30, 2008 was due to issuers of certain securities in the portfolio exercising their option to call the security and to maturing securities.

	For the Three Months Ended
	December 31, 2008			September 30, 2008			June 30, 2008			March 31, 2008
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance	$142,359	3.94%	6.06	$144,346	3.94%	4.45	$88,597	4.48%	2.78	$500,045	4.14%	0.67
Maturities and calls	(37,428)			(119)			(4,009)			(420,000)
Net amortization of
premiums/discounts	(247)			(244)			(204)			307
Purchases:
Fixed	886	4.52	2.75	--	--	--	56,669	3.12	1.46	8,253	3.20	5.67
Adjustable	--	--	--	--	--	--	3,874	6.58	28.98	--	--	--
Change in valuation
of AFS securities	395			(1,624)			(581)			(8)
Ending balance	$105,965	3.34%	3.64	$142,359	3.94%	6.06	$144,346	3.94%	4.45	$88,597	4.48%	2.78

Liabilities.   Total liabilities increased from $7.18 billion at September 30, 2008 to $7.26 billion at December 31, 2008.  The $75.9 million increase in liabilities was primarily a result of an increase in FHLB advances of $149.8 million, partially offset by a decrease in deposits of $56.6 million.  The additional FHLB advance in the first quarter was taken in anticipation of maturing advances in January 2009, due to favorable rate and term offerings available at the time of the advance.  The decrease in deposits was primarily a result of a decrease in certificates due to maturities of brokered deposits of $84.7 million, partially offset by an increase in the balance of checking and money market accounts.

The following table presents the amount, average rate and percentage of total deposits for checking, savings, money market and certificates for the periods presented.

	At			At			At			At
	December 31, 2008			September 30, 2008			June 30, 2008			March 31, 2008
		Average	% of		Average	% of		Average	% of		Average	% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Checking	$429,170	0.21%	11.10%	$400,461	0.21%	10.21%	$419,678	0.21%	10.59%	$423,675	0.21%	10.54%
Savings	227,773	0.87	5.89	232,103	1.51	5.91	232,807	1.64	5.88	231,050	1.35	5.75
Money market	781,832	1.12	20.21	772,323	1.48	19.68	811,415	1.46	20.48	827,623	1.65	20.58
Certificates	2,428,529	3.64	62.80	2,518,996	3.91	64.20	2,497,643	4.16	63.05	2,538,618	4.54	63.13
Total deposits	$3,867,304	2.59%	100.00%	$3,923,883	2.91%	100.00%	$3,961,543	3.04%	100.00%	$4,020,966	3.31%	100.00%

At December 31, 2008, $95.9 million of the $2.43 billion in certificates were brokered deposits, compared to $180.6 million in brokered deposits at September 30, 2008.  The remaining brokered deposits will mature within one year.  Management will continue to monitor the wholesale deposit market for attractive opportunities.

Stockholders’ Equity.  Stockholders’ equity increased $26.2 million from $871.2 million at September 30, 2008 to $897.4 million at December 31, 2008.  The increase was primarily a result of an increase in unrealized gains on AFS securities of $20.2 million and net income of $15.9 million partially offset by dividends paid of $12.7 million.  Of the $12.7 million of dividends paid, $2.3 million was related to the fiscal year 2008 special dividend.

On January 14, 2009, the board of directors approved a dividend of $0.50 per public share.  The dividend will be paid on February 20, 2009 to stockholders of record on February 6, 2009.  It is the board of directors’ intention to continue to pay regular quarterly dividends of $0.50 per share for the foreseeable future.

Dividends from the Company are the only source of funds for MHC.  It is expected that MHC will waive future dividends except to the extent they are needed to fund its continuing operations.  The following table shows the number of shares eligible to receive dividends (“public shares”) because of the waiver of dividends by MHC at December 31, 2008.  The unvested shares in the ESOP receive cash equal to the dividends paid on the public shares.  The cash received is used to repay the annual debt obligation on the loan taken out by the ESOP from the Company at the time of the mutual-to-stock conversion of the Bank to purchase shares for the ESOP.  These shares are held in trust for a future employee benefit, and are therefore excluded from the calculation of public shares.

Total voting shares outstanding at September 30, 2008	74,079,868
Treasury stock acquisitions	(19,862)
Options exercised	49,075
Total voting shares outstanding at December 31, 2008	74,109,081
Unvested shares in ESOP	(1,008,194)
Shares held by MHC	(52,192,817)
Total shares eligible to receive dividends at December 31, 2008 (public shares)	20,908,070

The following table presents quarterly dividends paid in calendar years 2009, 2008, and 2007.  The dollar amounts represent dividends paid during the quarter.  The actual amount of dividends to be paid during the quarter ending March 31, 2009, as declared on January 14, 2009, will be based upon the number of shares outstanding on the record date of February 6, 2009.  All shares outstanding presented in the table below, except for the quarter ending March 31, 2009, are as of the date of record per the dividend declaration.  For the purposes of the table below, the number of dividend shares for the quarter ending March 31, 2009 is based upon shares outstanding on January 26, 2009.  This does not represent the actual dividend payout, but rather management’s estimate of the number of shares eligible to receive the dividend and the total dividend payout as of January 26, 2009.

	Calendar Year
	2009	2008	2007
	(Dollars in thousands, except per share amounts)
Quarter ended March 31
Number of dividend shares	20,873,369	20,660,510	20,520,793
Dividend per share	$ 0.50	$ 0.50	$ 0.50
Total dividends paid	$ 10,437	$ 10,330	$ 10,261
Quarter ended June 30
Number of dividend shares		20,661,660	20,673,933
Dividend per share		$ 0.50	$ 0.50
Total dividends paid		$ 10,331	$ 10,337
Quarter ended September 30
Number of dividend shares		20,668,519	20,694,333
Dividend per share		$ 0.50	$ 0.50
Total dividends paid		$ 10,334	$ 10,347
Quarter ended December 31
Number of dividend shares		20,881,157	20,860,278
Dividend per share		$ 0.50	$ 0.50
Total dividends paid		$ 10,440	$ 10,430
Special year end dividend
Number of dividend shares		20,881,157	--
Dividend per share		$ 0.11	$ --
Total dividends paid		$ 2,297	$ --

Calendar year-to-date dividends per share	$ .50	$ 2.11	$ 2.00

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

Average Balance Sheet:   The following table presents the average balances of our assets, liabilities and stockholders’ equity and the related annualized yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated and the yield/rate on our interest-earning assets and interest-bearing liabilities at December 31, 2008.  Average yields are derived by dividing annualized income by the average balance of the related assets and average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances, except as noted.  The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates. Yields on tax-exempt securities were not calculated on a tax-equivalent basis.
	At	For the Three Months Ended
	December 31, 2008	December 31, 2008		September 30, 2008		June 30, 2008		December 31, 2007
		Average		Average		Average		Average
	Yield/	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/
	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Assets:		(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	5.66%	$ 5,419,179	5.66%	$ 5,328,776	5.69%	$ 5,316,794	5.62%	$ 5,309,758	5.74%
Mortgage-related securities	4.82	2,201,531	4.80	2,192,268	4.77	2,107,757	4.72	1,497,081	4.58
Investment securities	3.34	136,295	3.89	144,718	3.95	128,784	4.03	391,173	4.22
Capital stock of FHLB	2.49	124,958	2.48	124,365	4.72	128,379	4.71	133,378	6.21
Cash and cash equivalents	0.24	33,025	0.58	59,351	1.92	90,556	2.03	129,227	4.32
Total interest-earning assets (1)	5.27	7,914,988	5.32	7,849,478	5.36	7,772,270	5.29	7,460,617	5.41
Other noninterest-earning assets		161,092		151,695		187,701		203,260
Total assets		$ 8,076,080		$ 8,001,173		$ 7,959,971		$ 7,663,877

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings	0.87	229,540	1.07	231,986	1.66	230,164	1.42	232,930	2.34
Checking	0.21	405,787	0.21	403,327	0.20	412,468	0.20	382,748	0.21
Money market	1.12	775,386	1.31	799,408	1.45	814,074	1.53	794,391	3.12
Certificates	3.64	2,473,763	3.75	2,485,619	3.99	2,508,743	4.32	2,504,463	4.79
Total deposits	2.59	3,884,476	2.73	3,920,340	2.94	3,965,449	3.15	3,914,532	3.86
FHLB advances (2)	4.68	2,477,961	4.72	2,469,082	4.73	2,547,450	4.75	2,593,271	5.19
Other borrowings	4.24	713,585	4.24	638,463	4.10	452,458	4.09	149,724	5.77
Total interest-bearing liabilities	3.51	7,076,022	3.58	7,027,885	3.67	6,965,357	3.80	6,657,527	4.42
Other noninterest-bearing liabilities		121,970		103,332		122,747		137,469
Stockholders' equity		878,088		869,956		871,867		868,881
Total liabilities and
stockholders' equity		$ 8,076,080		$ 8,001,173		$ 7,959,971		$ 7,663,877

(continued)

Net interest rate spread	1.76%		1.74%		1.68%		1.49%		0.99%
Net interest-earning assets		$ 838,966		$ 821,593		$ 806,913		$ 803,089
Net interest margin			2.08%		2.03%		1.89%		1.43%
Ratio of interest-earning assets
to interest-bearing liabilities			1.12		1.12		1.12		1.12

Selected performance ratios:
Return on average assets (annualized)			0.79%		0.79%		0.72%		0.48%
Return on average equity (annualized)			7.22%		7.25%		6.59%		4.20%
Average equity to average assets			10.87%		10.87%		10.95%		11.34%

(1) Calculated net of deferred loan fees, loan discounts, and loans in process.  Non-accruing loans are included in the loans receivable average balance with a yield of zero percent.

(2) The rate calculation includes net interest (income) expense of ($122) thousand and $2.2 million related to the interest rate swaps for the three months ended June 30, 2008 and December 31, 2007, respectively, and a yield adjustment related to amortization of the deferred gain related to the swap termination of ($165) thousand for the quarters ended December 31, 2008 and September 30, 2008, and ($45) thousand for the quarter ended December 31, 2007.  There were no interest rate swaps outstanding for the December 31, 2008 or the September 30, 2008 quarters.

(Concluded)

The following table presents selected income statement information for the quarters indicated.

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2008	2008	2008	2008	2007
Selected income statement data:	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Loans receivable	$76,716	$75,830	$74,651	$75,276	$76,263
Mortgage-related securities	26,402	26,153	24,869	20,246	17,127
Investment securities	1,326	1,428	1,298	3,061	4,130
Other interest and dividend income	829	1,766	1,967	3,233	3,508
Total interest and dividend income	105,273	105,177	102,785	101,816	101,028

Interest expense:
Deposits	26,785	29,083	31,174	35,145	38,033
FHLB advances	29,545	29,543	30,248	31,796	34,161
Other borrowings	7,725	6,693	4,682	3,873	2,207
Total interest expense	64,055	65,319	66,104	70,814	74,401

Provision for loan losses	549	330	1,602	119	--

Net interest and dividend income
(after provision for loan losses)	40,669	39,528	35,079	30,883	26,627

Other income	6,642	7,589	7,345	7,982	7,111
Other expenses	22,187	21,795	19,836	20,907	19,451
Income tax expense	9,272	9,563	8,233	6,231	5,174
Net income	$15,852	$15,759	$14,355	$11,727	$9,113

Efficiency ratio	46.36	45.94	45.05	53.63	57.65

Basic earnings per share	$0.22	$0.22	$0.20	$0.16	$0.12
Diluted earnings per share	$0.22	$0.22	$0.20	$0.16	$0.12
Dividends declared per public share	$0.61	$0.50	$0.50	$0.50	$0.50

Comparison of Operating Results for the Three Months Ended December 31, 2008 and 2007

Net income for the quarter ended December 31, 2008 was $15.9 million compared to $9.1 million for the same period in the prior fiscal year. The $6.8 million increase in net income was primarily a result of a $10.3 million decrease in interest expense and a $4.3 million increase in interest and dividend income, partially offset by a $4.1 million increase in income tax expense and a $2.7 million increase in other expenses.

Interest and Dividend Income
Total interest and dividend income for the quarter was $105.3 million compared to $101.0 million for the prior year quarter.  The $4.3 million increase was primarily a result of an increase in interest income on mortgage-related securities of $9.3 million, partially offset by a decrease in interest income on investment securities of $2.8 million, a decrease in interest income on cash and cash equivalents of $1.4 million, and a decrease in dividends received on FHLB stock of $1.3 million.

Interest income on loans receivable for the quarter was $76.7 million compared to $76.3 million for the prior year quarter.  The $453 thousand increase was a result of a $109.4 million increase in the average balance of the loan portfolio between the two periods, partially offset by a decrease of 8 basis points in weighted average yield of the portfolio to 5.66% for the current quarter.  The decrease in the weighted average yield was primarily a result of the home equity loan portfolio repricing to lower market interest rates.

Interest income on mortgage-related securities for the quarter was $26.4 million compared to $17.1 million for the prior year quarter.  The $9.3 million increase in interest income was due to an increase of $704.5 million in the average balance and to a lesser extent, an increase of 22 basis points in the weighted average yield to 4.80% for the current quarter.  The increase in the average portfolio balance was a result of purchases.  The funds for the purchases came from maturities and calls of investment securities and from new borrowings.  The weighted average yield of the mortgage-related securities portfolio increased between the two periods due primarily to the purchase of mortgage-related securities with yields higher than that of the existing portfolio.

Interest income on investment securities for the quarter was $1.3 million compared to $4.1 million for the prior year quarter.  The $2.8 million decrease in interest income was primarily a result of a decrease of $254.9 million in the average balance of the portfolio and, to a lesser extent, a 33 basis point decrease in the weighted average portfolio yield to 3.89% for the current quarter.  The decrease in the average balance was a result of calls and maturities that were not reinvested in their entirety into the investment securities portfolio but rather the higher yielding mortgage-related securities portfolio and also to fund maturing FHLB advances.  The decrease in the weighted average yield of the portfolio was attributed to maturities and calls of securities with weighted average yields greater than that of the portfolio, and also due to reinvestments made at lower yields than the overall portfolio yield.

Dividends on FHLB stock for the quarter were $780 thousand compared to $2.1 million for the prior year quarter.  The $1.3 million decrease was primarily due to a 373 basis point decrease in the weighted average yield.  The dividend rate on FHLB stock correlates to the federal funds rate, which decreased during the period.

Interest income on cash and cash equivalents for the quarter was $48 thousand, compared to $1.4 million in the prior year quarter.  The decrease was due to a 374 basis point decrease in the weighted average yield, and a decrease in the average balance of $96.2 million.  The decrease in the weighted average yield was a result of a decrease in short-term interest rates during the period.  The decrease in the average balance was a result of cash being utilized to purchase mortgage-related securities and to fund maturing FHLB advances.

Interest Expense
Interest expense on deposits for the current quarter was $26.8 million compared to $38.0 million for the prior year quarter.  The $11.2 million decrease in interest expense was primarily a result of a decrease in the average rate paid on the certificate of deposit, money market and retirement savings portfolios due to the portfolios repricing to lower market rates.

Interest expense on FHLB advances for the current quarter was $29.5 million compared to $34.2 million for the prior year quarter.  The $4.7 million decrease in interest expense was primarily a result of a decrease in the average balance due to maturing advances that were not renewed, and due to a decrease in rate as a result of the termination and maturity of the interest rate swap agreements during fiscal year 2008.

Interest expense on other borrowings was $7.7 million compared to $2.2 million in the prior year quarter.  The $5.5 million increase was due to an increase in the average balance of other borrowings due to the Bank entering into $660.0 million of repurchase agreements during fiscal year 2008.  The proceeds from the repurchase agreement funds were used to purchase mortgage-related securities and to fund maturing FHLB advances.

Provision for Loan Losses
The Bank recorded a provision for loan losses of $549 thousand during the current quarter, compared to no provision in the prior year quarter.  Based on our evaluation of the issues regarding the real estate markets, the overall economic environment, and the increase in and composition of our delinquencies and non-performing loans, we determined that a provision for loan losses was prudent and warranted for the three months ended December 31, 2008.  See additional discussion regarding the provision for loan losses in the sections entitled “Critical Accounting Policies – Allowance for Loan Losses” and “Asset Quality.”

Other Income and Expense
Total other income for the current quarter was $6.6 million compared to $7.1 million in the prior year quarter.  The $469 thousand decrease in other income was primarily a result of a $237 thousand decrease in income from BOLI as a result of a decrease in market interest rates and a decrease in other income, net, due to interest income of $194 thousand received on an income tax refund in the prior year quarter.

Total other expenses for the current quarter increased $2.7 million to $22.2 million, compared to $19.5 million in the prior year quarter.  The increase was due primarily to increases in other expense, net of $1.1 million, advertising expense of $911 thousand, salaries and employee benefits of $729 thousand, and occupancy expense of $565 thousand.  The increase in other expense, net was due primarily to an impairment of $379 thousand and a valuation allowance of $76 thousand recorded on mortgage servicing rights (“MSR”) in the current quarter due to a decrease in interest rates used to value escrow income on the underlying asset. The increase in advertising expense was due to advertising campaigns undertaken to reassure customers in response to current economic conditions, and to expense associated with the Bank’s new debit card rewards program.  The increase in salaries and employee benefits was due to an increase in costs associated with the ESOP as a result of an increase in the stock price of CFFN between the two periods and to an increase in costs associated with the short-term performance plan.  The increase in occupancy expense was due primarily to an increase in depreciation expense for licensing related to electronic check processing and other software upgrades.

Income Tax Expense
Income tax expense for the current quarter was $9.3 million compared to $5.2 million in the prior year quarter.  The increase in income tax expense was due to an increase in earnings compared to the prior year quarter.  The effective tax rate for each quarter was relatively unchanged at 36.9% for the current year quarter, compared to 36.2% for the prior year quarter.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended December 31, 2008 to the quarter ended December 31, 2007.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended December 31,
	2008 vs. 2007
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,506	$(1,053)	$453
Mortgage-related securities	8,412	863	9,275
Investment securities	(2,503)	(301)	(2,804)
Capital stock of FHLB	(123)	(1,177)	(1,300)
Cash equivalents	(638)	(741)	(1,379)
Total interest-earning assets	$6,654	$(2,409)	$4,245

Interest-bearing liabilities:
Savings	$(20)	$(731)	$(751)
Checking	12	--	12
Money market	(145)	(3,530)	(3,675)
Certificates	(365)	(6,469)	(6,834)
FHLB advances	(1,486)	(3,130)	(4,616)
Other borrowings	5,731	(213)	5,518
Total interest-bearing liabilities	$3,727	$(14,073)	$(10,346)

Net change in net interest and dividend income	$2,927	$11,664	$14,591

Comparison of Operating Results for the Three Months Ended December 31, 2008 and September 30, 2008

For the quarter ended December 31, 2008, the Company recognized net income of $15.9 million, compared to net income of $15.8 million for the quarter ended September 30, 2008.

Interest and Dividend Income
Total interest and dividend income for the current quarter was $105.3 million compared to $105.2 million for the quarter ended September 30, 2008.  The slight increase was primarily a result of increases in interest income on loans receivable and mortgage-related securities, which were almost entirely offset by decreases in FHLB stock dividends, interest income on cash and cash equivalents, and interest income on investment securities.

Interest income on loans receivable for the current quarter was $76.7 million compared to $75.8 million for the quarter ended September 30, 2008.  The $886 thousand increase in interest income was primarily a result of a $90.4 million increase in the average balance of the portfolio, partially offset by a decrease of three basis points in the weighted average yield.

Interest income on mortgage-related securities for the current quarter was $26.4 million compared to $26.2 million for the quarter ended September 30, 2008.  The $249 thousand increase was primarily a result of a $9.3 million increase in the average balance of the portfolio and an increase in the average yield of three basis points.

Interest income on investment securities for the current quarter was $1.3 million compared to $1.4 million for the quarter ended September 30, 2008.  The slight decrease was primarily a result of an $8.4 million decrease in the average balance and a six basis point decrease in the weighted average rate.

Dividends on FHLB stock for the quarter were $780 thousand compared to $1.5 million for the quarter ended September 30, 2008.  The $695 thousand decrease was due to a 224 basis point decrease in the weighted average yield.  The dividend rate on FHLB stock correlates to the federal funds rate, which decreased during the period.

Interest income on cash and cash equivalents for the quarter was $49 thousand compared to $291 thousand for the quarter ended September 30, 2008.  The decrease was due primarily to a 134 basis point decrease in the weighted average yield as a result of a decrease in short-term interest rates during the period.

Interest Expense
Interest expense decreased $1.2 million to $64.1 million for the current quarter from $65.3 million for the quarter ended September 30, 2008.  The decrease was due to a decrease in interest expense on deposits of $2.3 million, partially offset by an increase in interest expense on other borrowings of $1.0 million.  The decrease in deposit interest expense was primarily a result of a decrease in the rate paid on the certificate of deposit, money market and savings portfolios as the portfolios continued to reprice to lower market rates.  The increase in interest expense on other borrowings was due primarily to an increase in the average balance due to repurchase agreements entered into throughout the fourth quarter of fiscal year 2008 which were outstanding for the entire first quarter of fiscal year 2009.  To a lesser extent, the increase was related to an increase of 14 basis points in the average rate on other borrowings due to an increase in the LIBOR during the period .

Provision for Loan Losses
The Bank recorded a provision for loan losses of $549 thousand during the current quarter, compared to a provision of $330 thousand in the quarter ended September 30, 2008.  See additional discussion regarding the provision for loan losses in the sections entitled “Critical Accounting Policies – Allowance for Loan Losses” and “Asset Quality.”

Other Income and Expense
Total other income decreased $947 thousand to $6.6 million for the current quarter compared to $7.6 million for the quarter ended September 30, 2008.  The decrease was due primarily to a decrease of $304 thousand in gains on loans held for sale due to fewer loans sold during the current quarter and a decrease of $298 thousand in other income, net.

Total other expenses for the current quarter were $22.2 million for the current quarter, compared to $21.8 million in the prior quarter.  The $392 thousand increase was due primarily to an increase in other expenses, net of $688 thousand and an increase in advertising expense of $249 thousand, partially offset by a decrease in salaries and employee benefits of $606 thousand.  The increase in other expense, net was due primarily to an impairment of $379 thousand and a valuation allowance of $76 thousand recorded on MSR in the current quarter due to a decrease in interest rates used to value escrow income on the underlying asset, relative to the MSR valuation allowance of $95 thousand recorded in the prior quarter.  The increase in other expenses, net was also due to REO operations.  The decrease in salaries and employee benefits was due to adjusting the short-term performance plan accrual in the prior quarter as a result of actual corporate performance levels exceeding target corporate performance levels.

Income Tax Expense
Income tax expense for the current quarter was $9.3 million compared to $9.6 million for the quarter ended September 30, 2008.  The effective tax rate for the current quarter was 36.9% compared to 37.8% for the quarter ended September 30, 2008.  The decrease in the effective tax rate between quarters was a result of certain effective tax rate adjustments that were recorded entirely in the quarter ended September 30, 2008.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended December 31, 2008 to the quarter ended September 30, 2008.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended
	December 31, 2008 vs. September 30, 2008
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,274	$(388)	$886
Mortgage-related securities	111	138	249
Investment securities	(82)	(20)	(102)
Capital stock of FHLB	7	(702)	(695)
Cash and cash equivalents	(94)	(148)	(242)
Total interest-earning assets	$1,216	$(1,120)	$96

Interest-bearing liabilities:
Savings	$(10)	$(340)	$(350)
Checking	1	10	11
Money market	(85)	(273)	(358)
Certificates	(118)	(1,483)	(1,601)
FHLB advances	35	(33)	2
Other borrowings	761	271	1,032
Total interest-bearing liabilities	$584	$(1,848)	$(1,264)

Net change in net interest and dividend income	$632	$728	$1,360

Liquidity and Capital Resources

Liquidity management is both a daily and long-term function of our business management.  The Bank’s most available liquid assets, represented by cash and cash equivalents, available-for-sale mortgage-related and investment securities, and short-term investment securities, are products of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, FHLB advances, other borrowings, repayments on and maturities of outstanding loans and mortgage-related securities, other short-term investments, and funds provided from operations.  While scheduled payments from the amortization of loans and mortgage-related securities and payments on short-term investments are relatively predictable sources of funds, deposit flows and prepayments on loans and mortgage-related securities are greatly influenced by general interest rates, economic conditions and competition and are less predictable sources of funds.  The most significant liquidity challenge we currently face is the variability in cash flows as a result of mortgage modification and refinance activity.  To the extent possible, the Bank manages the cash flows of its loan and deposit portfolios by the rates it offers customers.  Sources of funds are used primarily to meet ongoing operations, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments.  At December 31, 2008, approximately $1.44 billion of the $2.43 billion in certificates of deposit were scheduled to mature within one year.  Included in that amount are $95.9 million of brokered deposits.  Based on past experience and our pricing strategy, we expect that a majority of the maturing retail deposits will renew, although no assurance can be given in this regard.

The Bank has paid competitive rates for its deposits while not “paying-up” in rates to grow its deposit base beyond the Bank’s need for funding.  The Bank’s borrowings have been used primarily to invest in U.S. government agency securities in order to improve the earnings of the Bank while maintaining its capital ratios in excess of regulatory standards for well-capitalized financial institutions.  In addition, the Bank’s focus on managing risk has provided it liquidity capacity by remaining below borrowing limits at FHLB and through the uncollateralized balance of its mortgage-related and investment securities available as collateral for borrowings.

The Bank has used FHLB advances to provide funds for lending and investment activities.  FHLB lending guidelines set borrowing limits as part of their underwriting standards.  At December 31, 2008, the Bank’s ratio of the face amount of advances to total assets, as reported to the Office of Thrift Supervision (“OTS”), was 32%.  Our advances are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to FHLB Topeka.  Advances in excess of 40% of total assets, but not exceeding 55% of total assets, may be approved by the president of FHLB Topeka based upon a review of documentation supporting the use of the advances.  Currently, the blanket pledge is sufficient collateral for our outstanding FHLB advances.  It is possible that increases in our borrowings or decreases in our loan portfolio could require the Bank to pledge securities as collateral on the FHLB advances.  The Bank’s policy allows borrowing from FHLB of up to 55% of total assets.

The Bank has used repurchase agreements primarily to fund purchases of mortgage-related securities and to fund maturing FHLB advances.  The repurchase agreements are treated as secured borrowings and are reported as a liability of the Company on a consolidated basis.  The Bank has pledged securities with a market value of $778.6 million as collateral.  At the maturity date of these borrowings, the pledged securities will be delivered back to the Bank.  The Bank may enter into additional repurchase agreements as management deems appropriate.   At December 31, 2008, repurchase agreements were 8% of total assets.  The Bank’s policy allows for repurchase agreements to total up to 15% of total assets.

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

At December 31, 2008, cash and cash equivalents totaled $143.1 million, an increase of $56.0 million from September 30, 2008.  The increase in cash was primarily to fund FHLB advances maturing during January 2009.  The Company maintains access to additional liquidity through its management of the level of borrowings from the FHLB and counterparties of repurchase agreements through the availability of high quality collateral for borrowings.  At December 31, 2008, $1.45 billion of securities were eligible but unused for collateral.  The Company also has access to the brokered deposit market but does not currently consider the cost of this funding source to be balanced with investment opportunities.

The Bank is a member of the Deposit Insurance Fund (the “DIF”), which is administered by the Federal Deposit Insurance Corporation (“FDIC”).  Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  Recent bank failures have decreased the DIF to levels below its required reserve ratio.  The FDIC is required to replenish the fund by increasing deposit insurance premiums when the reserve ratio is below $1.15 for every $100 insured.  In order to replenish the DIF, the FDIC has increased deposit insurance premiums.  An institution (or its successor) insured by the FDIC on December 31, 1996 which had previously paid assessments was eligible for certain credit against deposit insurance assessments.  This credit had offset the majority of the Bank’s FDIC premium expense in past fiscal years but it is expected to be fully utilized during the third quarter of fiscal year 2009.  As a result of these factors, the Bank is anticipating an increase in deposit insurance premiums in fiscal year 2009.  Management estimates the increase to be approximately $2.0 million for fiscal year 2009.

It is management’s and the board of directors’ intention to continue to pay regular quarterly dividends of $0.50 per share for the foreseeable future.  MHC, which owns a majority of the outstanding shares of CFFN common stock, generally waives its right to receive dividends paid on the common stock.  See additional discussion and calculation of public shares in “Item 2, Management’s Discussion and Analysis – Stockholders’ Equity.” At December 31, 2008, CFFN, at the holding company level, had $110.5 million in cash and certificates of deposit at the Bank to be used to further the Company's general corporate and capital management strategies, which could include the payment of dividends.

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  Under OTS safe harbor regulations, the Bank may distribute to the Company capital not exceeding net income for the current calendar year and the prior two calendar years.  For several periods prior to December 31, 2008, the Bank could not distribute capital to the Company unless it received waivers of safe harbor regulation from the OTS, which it did receive.  The waiver was recently required as a result of lower earnings in prior periods compared to the timing of dividend payments by the Bank to the Company.  Currently, the Bank has authorization from the OTS to distribute capital from the Bank to the Company through the quarter ending June 30, 2009.  However, as of December 31, 2008, the Bank was no longer subject to the safe harbor waiver requirement, as the Bank's capital distributions to the Company no longer exceeded the net income requirements noted above.

On October 3, 2008, the Emergency Economic Stabilization Act (“EESA”) was signed into law.  EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700.00 billion in mortgage loans, mortgage-related securities, and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a Troubled Asset Relief Program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250.00 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  Since expanding lending is the primary purpose of CPP, management and the board of directors believe the Company is already well positioned to meet the CPP’s objective and therefore did not participate in the CPP.  The other provisions in the EESA did not have a material impact on the Company’s financial position, results of operations, cash flows, or liquidity.

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

The Company’s contractual obligations related to operating leases and debentures have not changed significantly from September 30, 2008.  The following table summarizes our other contractual obligations as of December 31, 2008.

	Maturity Range
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years

Certificates of Deposit	$2,428,529	$1,439,018	$873,755	$114,755	$1,001
Weighted average rate	3.64%	3.38%	4.07%	3.66%	4.10%

FHLB Advances	2,596,000	795,000	1,126,000	675,000	--
Weighted average rate	4.66%	4.70%	5.15%	3.77%	--%

Repurchase Agreements	660,000	--	395,000	145,000	120,000
Weighted average rate	3.97%	--%	3.94%	3.81%	4.24%

Commitments to originate and
purchase mortgage loans	211,691	211,691	--	--	--
Weighted average rate	5.20%	5.20%	--%	--%	--%

Commitments to fund unused home
equity lines of credit	267,881	267,881	--	--	--
Weighted average rate	4.88%	4.88%	--%	--%	--%

Unadvanced portion of
construction loans	33,593	33,593	--	--	--

A percentage of commitments to originate mortgage loans are expected to expire unfunded, so the amounts reflected in the table above are not necessarily indicative of future liquidity requirements.  Additionally, the Bank is not obligated to honor commitments to fund unused home equity lines of credit if a customer is delinquent or otherwise in violation of the loan agreement.

The maturity schedule for our certificate of deposit portfolio at December 31, 2008 is located under “Item 3. Quantitative and Qualitative Disclosure About Market Risk.”  We anticipate that we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

The following table presents the maturity of FHLB advances at par and repurchase agreements as of December 31, 2008.  The balance of FHLB advances excludes the deferred gain on the terminated interest rate swaps.  Management will continue to monitor the Bank’s investment opportunities and balance those opportunities with the cost of FHLB advances or other funding sources.

	FHLB	Repurchase	Weighted
Maturity by	Advances	Agreements	Average
Fiscal year	Amount	Amount	Rate
(Dollars in thousands)
2009	$620,000	$--	4.27%
2010(1)	925,000	45,000	5.46
2011	276,000	200,000	4.42
2012	200,000	150,000	4.24
2013	425,000	145,000	3.86
2014	150,000	100,000	3.58
2015	--	20,000	4.45
Total	$2,596,000	$660,000	4.52%

(1) The interest rate swaps hedged against a portion of these FHLB advances were terminated during the first quarter of fiscal year 2008. The weighted average rate includes the rate adjustment associated with the deferred gain related to the interest rate swap termination, which will be amortized as a rate adjustment over the remaining life of the related FHLB advances.

The following table presents the maturity of FHLB advances for the next four quarters as of December 31, 2008.  There are no maturities of repurchase agreements for the next four quarters.

		Weighted
Maturity by		Average
Quarter End	Amount	Rate
	(Dollars in thousands)
March 31, 2009	$300,000	4.16%
June 30, 2009	--	--
September 30, 2009	320,000	4.37
December 31, 2009	175,000	6.24
	$795,000	4.70%

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims.  In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company’s consolidated financial statements for the current interim or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.  Total equity for the Bank was $826.9 million at December 31, 2008, or10% of total Bank assets on that date.  As of December 31, 2008, the Bank exceeded all capital requirements of the OTS.  The following table presents the Bank’s regulatory capital ratios at December 31, 2008 based upon regulatory guidelines.

		Regulatory
		Requirement
	Bank	For “Well-
	Ratios	Capitalized” Status
Core capital	10.0%	5.0%
Tier I risk-based capital	23.1%	6.0%
Total risk-based capital	23.0%	10.0%

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

For a complete discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s portfolios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” in the Company’s Annual Report to Stockholders for the year ended September 30, 2008, attached as Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

ALCO regularly reviews the interest rate risk exposure of the Bank by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and market value of portfolio equity (“MVPE”) at various dates.  The MVPE is defined as the net of the present value of the cash flows of an institution’s existing assets, liabilities and off-balance sheet instruments.  The present values are determined in alternative interest rate environments providing potential changes in net interest income and MVPE under those alternative interest rate environments. The Bank’s analysis of its MVPE at December 31, 2008 indicates a decrease in its risk exposure compared to September 30, 2008 primarily due to lower interest rates at December 31, 2008 compared to September 30, 2008.  The Bank’s analysis of the sensitivity of its net interest income to parallel changes in interest rates at December 31, 2008 indicates a decrease in sensitivity since September 30, 2008.

For each period end presented in the following table, the estimated percentage change in the Bank’s net interest income based on the indicated instantaneous, parallel and permanent change in interest rates is presented.  The percentage change in each interest rate environment represents the difference between estimated net interest income in the 0 basis point interest rate environment (“base case”, assumes the forward market and product interest rates implied by the yield curve are realized) and estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates).  At December 31, 2008, the three-month Treasury bill yield was less than one percent, so the -100 and -200 basis point scenarios are not presented.  Estimations of net interest income used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented.  The estimation of net interest income does not include any projected gain or loss related to the sale of loans or securities, or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments.  It is important to consider that the estimated changes in net interest income are for a cumulative four-quarter period.  These do not reflect the earnings expectations of management.

Percentage Change in Net Interest Income
	At
Change (in Basis Points)	December 31,	September 30,	June 30,
in Interest Rates(1)	2008	2008	2008
000 bp	--	--	--
+100 bp	1.15%	-2.20%	-2.39%
+200 bp	-1.02%	-5.08%	-6.12%
+300 bp	-3.42%	-8.62%	-10.24%

(1)      Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

The primary reason for the increase in estimated net interest income at December 31, 2008 compared to September 30, 2008 in the +100 basis point scenario is the anticipated increase in the yield on interest-earning assets as cash flows from mortgage-related assets are invested in higher yielding interest-earning assets.  This was not the case at September 30, 2008 as net interest income decreased in the +100 basis point scenario.  The primary reason for this change was the significant decrease in mortgage rates that occurred during the current quarter.  This caused the WAL of mortgage assets to shorten significantly as borrowers have a financial incentive to refinance their mortgages into lower interest rates.  In the +200 and +300 basis point scenarios, the cash flows from mortgage-related assets slowed significantly as the refinance incentive for borrowers is eliminated, resulting in interest-bearing liabilities repricing at a faster pace than interest-earning assets, thus reducing net interest income.  The increase in the cost of deposits in these scenarios is primarily a result of the relatively short average maturity of the Bank’s certificate of deposit portfolio.  The increase in the cost of deposits is also due to anticipated increases in the cost of money market accounts.  Changes in interest rates on the mortgage loan and mortgage-related securities portfolios happen at a slower pace in these scenarios, compared to interest-bearing liabilities, because only the cash flow received on the repayment of these portfolios is reinvested at the higher rates.  In addition, caps on adjustable-rate products limit the increase in rates in these assets when rates rise.

The following table sets forth the estimated percentage change in MVPE at each period end presented based on the indicated instantaneous, parallel and permanent change in interest rates.  The MVPE is defined as the net of the present value of the cash flows of an institution’s existing assets, liabilities and off-balance sheet instruments.  The percentage change in each interest rate environment represents the difference between MVPE in the base case and MVPE in each alternative interest rate environment.  At December 31, 2008, the three-month Treasury bill was less than one percent, so the -100 and -200 basis point scenarios are not presented.  The estimations of MVPE used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change, that any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented, and that different prepayment rates are used in each alternative interest rate environment.  The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment.  The table presents the effects of the change in interest rates on our assets and liabilities as they mature, repay or reprice, as shown by the change in the MVPE in changing interest rate environments.

Percentage Change in MVPE
	At
Change (in Basis Points)	December 31,	September 30,	June 30,
in Interest Rates(1)	2008	2008	2008
000 bp	--	--	--
+100 bp	3.67%	-6.99%	-10.79%
+200 bp	-9.06%	-19.37%	-26.83%
+300 bp	-28.68%	-34.88%	-45.30%

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

Changes in the estimated market values of our financial assets and liabilities drive changes in estimates of MVPE.  The market value of shorter term-to-maturity financial instruments is less sensitive to changes in interest rates than the market value of longer term-to-maturity financial instruments.  Because of this, our certificates of deposit (which have relatively short average lives) tend to display less sensitivity to changes in interest rates than do our mortgage-related assets (which have relatively long average lives).  However, the average life expected on our mortgage-related assets varies under different interest rate environments because borrowers have the ability to prepay their mortgage loans.  Prepayment assumptions change on mortgage-related assets under various interest rate environments because many borrowers look to obtain financing at the lowest cost available.  Generally, there is no penalty to prepay a mortgage loan we have originated or purchased.  If interest rates decrease, the borrower has an economic incentive to lower their mortgage payment (through a lower interest rate) with only the fees associated with the new mortgage or loan modification.  In a decreasing interest rate environment, prepayments increase and the average life of a mortgage shortens compared to higher interest rate environments.  When interest rates increase, the economic incentive for borrowers to refinance or modify their mortgage payment is reduced, resulting in lower prepayment assumptions and longer average lives.

The Bank’s MVPE increased in the +100 basis point interest rate scenario at December 31, 2008 compared to a decrease at September 30, 2008.  This change was a result of a significant decrease in mortgage interest rates between the two periods.  Because of the decrease in interest rates, the WAL of mortgage-related assets shortened to such a point that the WAL of total interest-earning assets was shorter than the WAL of total interest-bearing liabilities.  Therefore, the change in the market value of interest-earning assets is smaller than the change in interest-bearing liabilities.  In the +200 and +300 basis point scenarios, the WAL of mortgage-related assets increase to such a level that the WAL of total interest-earning assets become longer, and thus more sensitive to changes in interest rates.  The prepayment assumptions for fixed-rate loans, and all mortgage-related assets in general, anticipate prepayment speeds that would likely only be realized through normal changes in borrowers’ lives, such as divorce, death, job-related relocations, and other life changing events.  The lower prepayment speeds extend the expected average lives on these assets, relative to assumptions in the base case, thereby increasing their sensitivity to changes in interest rates.  The net impact to MVPE of short-lived liabilities and long-lived assets is to increase the sensitivity of the Bank to changes in interest rates the more interest rates increase.

Gap Table:  The following gap table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2008, based on the information and assumptions set forth in the notes below.  Cash flow projections for mortgage loans and mortgage-related securities are calculated based on current interest rates.  Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates.  Assumptions may not reflect how actual yields and costs respond to market changes. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table. For additional information regarding the impact of changes in interest rates, see the Percentage Change in Net Interest Income and Percentage Change in MVPE tables above.

December 31, 2008
	Within Three Months	Three Months To One Year	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable (1) (2):
Mortgage loans:
Fixed	$230,406	$1,313,872	$1,368,378	$417,085	$428,051	$3,757,792
Adjustable	149,079	829,591	487,881	37,853	949	1,505,353
Other loans	137,895	31,337	30,342	7,498	6,850	213,922
Securities:
Non-mortgage securities (3)	27,271	26,577	15,534	21,581	16,721	107,684
Mortgage-related securities (4)	220,335	891,289	728,524	186,097	125,407	2,151,652
Other interest-earning assets	74	--	--	--	--	74
Total interest-earning assets	765,060	3,092,666	2,630,659	670,114	577,978	7,736,477

Interest-bearing liabilities:
Deposits:
Savings (5)	115,541	7,320	17,234	13,640	74,038	227,773
Checking (5)	10,026	33,010	102,705	59,977	223,452	429,170
Money market (5)	35,365	97,489	179,939	141,391	327,648	781,832
Certificates	333,638	1,105,380	873,755	114,755	1,001	2,428,529
Borrowings (6)	353,609	495,000	1,521,000	820,000	120,000	3,309,609
Total interest-bearing liabilities	848,179	1,738,199	2,694,633	1,149,763	746,139	7,176,913

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$(83,119)	$1,354,467	$(63,974)	$(479,649)	$(168,161)	$559,564

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$(83,119)	$1,271,348	$1,207,374	$727,725	$559,564

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total assets at December 31, 2008	(1.02)%	15.59%	14.80%	8.92%	6.86%
Cumulative excess (deficiency) at September 30, 2008	(0.10)%	1.90%	(1.19)%	(4.16)%	9.05%
Cumulative excess (deficiency) at September 30, 2007	(9.45)%	(11.57)%	(5.52)%	1.68%	8.72%

(1)  Adjustable-rate loans are included in the period in which the rate is next scheduled to adjust or in the period in which repayments are expected to occur prior to their next rate adjustment, rather than in the period in which the loans are due.  Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.
(2)  Balances have been reduced for non-performing loans, which totaled $19.2 million at December 31, 2008.
(3)  Based on contractual maturities, or terms to call date or pre-refunding dates as of December 31, 2008, and excludes the unrealized loss adjustment of $1.7 million on AFS investment securities.
(4)  Reflects estimated prepayments of mortgage-related securities in our portfolio, and excludes the unrealized gain adjustment of $24.7 million on AFS mortgage-related securities.
(5)  Although our checking, savings and money market accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities.  The decay rates (the assumed rate at which the balance of existing accounts would decline) used on these accounts are based on assumptions developed based upon our actual experience with these accounts.  If all of our checking, savings and money market accounts had been assumed to be subject to repricing within one year, interest-bearing assets which were estimated to mature or reprice within one year would have exceeded interest-earning liabilities with comparable characteristics by $131.3 million, for a cumulative one-year gap of 1.61% of total assets.
(6)  Borrowings exclude $964 thousand of deferred gain on the terminated interest rate swaps, and $14 thousand of capitalized debt issuance costs on other borrowings.

The change in the one-year gap to 15.59% at December 31, 2008 from 1.90% at September 30, 2008 was a result of a significant decrease in interest rates, particularly mortgage interest rates.  The decrease in mortgage interest rates increased projected cash flows from mortgage loan prepayments which resulted in shorter average lives and quicker repricing of interest-earning assets at December 31, 2008 compared to September 30, 2008.

Changes in portfolio composition.  The following table presents the distribution of our investment and mortgage-related securities portfolios, at cost, at the dates indicated.  Overall, fixed-rate securities comprised approximately 56% of these portfolios at December 31, 2008 and September 30, 2008.  The WAL is the estimated remaining maturity after historical prepayment speeds and projected call option assumptions have been applied.  The increase in the WAL between September 30, 2008 and December 31, 2008 was due largely to a slowdown in prepayment speeds on mortgage- related securities during the current quarter.  The decrease in the yield between September 30, 2008 and December 31, 2008 was a result of calls and maturities of higher yielding securities as well as a decrease in the yield of adjustable-rate securities that reset during the current quarter.

	December 31, 2008			September 30, 2008			June 30, 2008
	Balance	WAL	Yield	Balance	WAL	Yield	Balance	WAL	Yield
	(Dollars in thousands)
Fixed-rate investments:
Agency bonds	$ 45,036	0.24	3.22%	$ 82,552	5.55	4.28%	$ 82,664	2.62	4.29%
Mortgage-related securities	1,164,744	5.08	4.88	1,207,086	4.92	4.88	1,196,543	4.43	4.86
Municipal bonds	58,806	4.17	3.41	58,062	4.81	3.39	58,303	5.22	3.39
Total fixed-rate investments	1,268,586	4.87	4.75	1,347,700	4.95	4.78	1,337,510	4.35	4.76

Adjustable-rate investments:
Mortgage-related securities	986,908	6.68	4.75	1,034,734	5.21	4.76	878,005	4.17	4.62
Trust preferred securities	3,842	28.48	3.66	3,859	28.73	4.48	3,869	28.98	4.44
Total adjustable-rate investments	990,750	6.79	4.75	1,038,593	5.32	4.76	881,874	4.28	4.62
Total investment portfolio, at cost	$ 2,259,336	5.71	4.75%	$ 2,386,293	5.11	4.77%	$ 2,219,384	4.32	4.70%

The certificate of deposit portfolio decreased $90.5 million from September 30, 2008 to December 31, 2008 and the average cost of the portfolio decreased 27 basis points between the two reporting dates.  The decrease was primarily due to maturing brokered deposits which were not replaced.  Certificates maturing in one year or less at December 31, 2008 were $1.44 billion with an average cost of 3.38%.  The following table presents the maturity of certificates of deposit at the dates indicated.

	December 31, 2008		September 30, 2008		June 30, 2008		March 31, 2008
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Certificates maturing within:
0 to 3 months	$333,638	3.14%	$494,370	4.53%	$454,875	4.71%	$574,897	4.84%
3 to 6 months	363,499	3.28	327,479	3.26	489,029	4.57	448,972	4.74
6 months to one year	741,881	3.54	658,537	3.43	567,943	3.40	634,845	4.36
One year to two years	496,201	4.15	631,061	4.26	638,300	4.10	508,283	4.20
After two years	493,310	3.90	407,549	3.93	347,496	4.19	371,621	4.64
Total certificates	$2,428,529	3.64%	$2,518,996	3.91%	$2,497,643	4.16%	$2,538,618	4.54%

Average maturity (in years)	1.15		1.09		1.03		0.95

Item 4.  Controls and Procedures
John B. Dicus, the Company’s Chairman, President and Chief Executive Officer, and Kent G. Townsend, the Company’s Executive Vice President and Chief Financial Officer, have evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of December 31, 2008.  Based upon their evaluation, they have concluded that as of December 31, 2008, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2008, there were no changes in the Company’s internal control over financial reporting as defined by Rule 13a-15(d) of the Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II -   OTHER INFORMATION

Item 1.  Legal Proceedings
We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 1A.  Risk Factors
There have been no material changes to our risk factors since September 30, 2008.  For a summary of other risk factors relevant to our operations, see Part I, Item 1A in our 2008 Annual Report on Form 10-K.

<Index>
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
See “Liquidity and Capital Resources - Capital” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the OTS restrictions on dividends from the Bank to the Company.

The following table summarizes our share repurchase activity during the three months ended December 31, 2008 and additional information regarding our share repurchase program.   Our current repurchase plan of 500,000 shares was announced on May 26, 2006.  The plan has no expiration date and had 166,569 shares remaining as of December 31, 2008.  The Company intends to repurchase shares from time to time, depending on market conditions, at prevailing market prices in open-market and other transactions.  The shares would be held as treasury stock for general corporate use.  The Company purchased shares to mitigate the effect of options exercised during the quarter.  There were 49,075 options exercised during the quarter at an average price of $20.76.

	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased as	of Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plan
October 1, 2008 through
October 31, 2008	--	--	--	186,431
November 1, 2008 through
November 30, 2008(1)	6,824	--	6,824	179,607
December 1, 2008 through
December 31, 2008	13,038	42.90	13,038	166,569
Total	19,862		19,862	166,569

(1) There were 6,824 shares purchased during the current quarter that were then reissued upon the exercise of options.

<Index>
Item 3.  Defaults Upon Senior Securities
Not applicable.

<Index>

Item 4.  Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Stockholders for the fiscal year ended September 30, 2008, held January 14, 2009, two matters were presented to stockholders.  Stockholders elected B.B. Andersen and Morris J. Huey to three-year terms as directors.  Stockholders also ratified the appointment of Deloitte & Touche, LLP as auditors for the fiscal year ending September 30, 2009.  The votes cast as to each matter are set forth below:

	Number of Votes
	For	Against	Abstain
Proposal 1.
Election of the following directors for the terms
indicated:
B.B. Andersen (three years)	72,571,410	298,415	--
Morris J. Huey (three years)	72,750,460	119,365	--

The following directors had their term of office
continue after the meeting:
John B. Dicus
Jeffrey M. Johnson
Michael T. McCoy, M.D.
Jeffrey R. Thompson
Marilyn Ward

Proposal 2.
Ratification of Deloitte & Touche LLP	72,579,574	231,335	58,816
as auditors.

<Index>
Item 5.  Other Information
Not applicable.

<Index>
Item 6.  Exhibits
See Index to Exhibits.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL

Date:  February 4, 2009                                              By: /s/ John B. Dicus
                                                                                      John B. Dicus, Chairman, President and
                                                                                      Chief Executive Officer

Date:  February 4, 2009                                               By: /s/ Kent G. Townsend
                                                                                      Kent G. Townsend, Executive Vice President and
                                                                                      Chief Financial Officer

<Index>

INDEX TO EXHIBITS
Exhibit Number	Document
2.0	Plan of Reorganization and Stock Issuance Plan*
3(i)	Federal Stock Charter of Capitol Federal Financial*
3(ii)	Bylaws of Capitol Federal Financial filed on November 29, 2007 as Exhibit 3(ii) to the Annual Report on Form 10-K and incorporated herein by reference
4(i)	Form of Stock Certificate of Capitol Federal Financial*
4(ii)	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, the instruments defining the rights of the holders of the Registrant’s long-term debt.
10.1(i)	Registrant’s Thrift Plan filed on November 29, 2007 as Exhibit 10.1(i) to the Annual Report on Form 10-K and incorporated herein by reference
10.1(ii)	Registrant’s Stock Ownership Plan filed on November 29, 2007 as Exhibit 10.1(ii) to the Annual Report on Form 10-K and incorporated herein by reference
10.2	Registrant’s 2000 Stock Option and Incentive Plan (the “Stock Option Plan”) filed on April 13,
2000 as Appendix A to Registrant’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference
10.3	Registrant’s 2000 Recognition and Retention Plan (the “RRP”) filed on April 13, 2000 as
Appendix B to Registrant’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference
10.4	Capitol Federal Financial Deferred Incentive Bonus Plan, as amended, filed on August 4, 2008 as Exhibit 10.4 to the June 30, 2008 Form 10-Q
10.5	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q and incorporated herein by reference
10.6	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4,
2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q and incorporated herein by reference
10.7	Form of Restricted Stock Agreement under the RRP filed on February 4, 2005 as Exhibit 10.7 to the
December 31, 2004 Form 10-Q and incorporated herein by reference
10.8	Description of Named Executive Officer Salary and Bonus Arrangements filed on December 1,
2008 as Exhibit 10.8 to the Annual Report on Form 10-K and incorporated herein by reference
10.9	Description of Director Fee Arrangements
10.10	Short-term Performance Plan filed on December 14, 2005 as Exhibit 10.10 to the Annual
Report on Form 10-K for the fiscal year ended September 30, 2005 and incorporated herein by reference
11	Statement re: computation of earnings per share**
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President and Chief Financial Officer
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President and Chief Financial Officer

 *Incorporated by reference from Capitol Federal Financial’s Registration Statement on Form S-1 (File No. 333-68363) filed on February 11, 1999, as amended and declared effective on the same date.

  **No statement is provided because the computation of per share earnings on both a basic and fully diluted basis can be clearly determined from the Financial Statements included in this report.