Form 10-Q
period 2009-03-31
CAPITOL FEDERAL FINANCIAL
filed 2009-05-05
CIK 1074433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________

Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

                                                                                                 or

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
(785) 235-1341

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.   Yes ☑    No ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)   Yes ☐    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

          As of April 27, 2009, there were 74,091,055 shares of Capitol Federal Financial Common Stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data and amounts)
	March 31,	September 30,
	2009	2008
ASSETS:	(Unaudited)
Cash and cash equivalents	$52,025	$87,138
Investment securities:
Available-for-sale (“AFS”) at market (amortized cost of $158,556 and $51,700)	156,550	49,586
Held-to-maturity (“HTM”) at cost (market value of $58,889 and $92,211)	57,860	92,773
Mortgage-backed securities (“MBS”)
AFS, at market (amortized cost of $1,490,325 and $1,491,536)	1,531,916	1,484,055
HTM, at cost (market value of $689,454 and $743,764)	672,453	750,284
Loans receivable held-for-sale, net (“LHFS”)	146,412	997
Loans receivable, net	5,377,699	5,320,780
Capital stock of Federal Home Loan Bank (“FHLB”), at cost	131,278	124,406
Accrued interest receivable	32,564	33,704
Premises and equipment, net	33,240	29,874
Real estate owned (“REO”), net	5,824	5,146
Other assets	72,060	76,506
TOTAL ASSETS	$8,269,881	$8,055,249

LIABILITIES:
Deposits	$4,116,514	$3,923,883
Advances from FHLB	2,411,560	2,447,129
Other borrowings, net	713,609	713,581
Advance payments by borrowers for taxes and insurance	46,433	53,213
Income taxes payable	8,011	6,554
Deferred income tax liabilities, net	24,031	3,223
Accounts payable and accrued expenses	33,332	36,450
Total liabilities	7,353,490	7,184,033

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 shares authorized, 91,512,287 shares issued; 74,091,055 and 74,079,868 shares outstanding
as of March 31, 2009 and September 30, 2008, respectively	915	915
Additional paid-in capital	449,782	445,391
Unearned compensation, Employee Stock Ownership Plan (“ESOP”)	(9,074)	(10,082)
Unearned compensation, Recognition and Retention Plan (“RRP”)	(394)	(553)
Retained earnings	770,186	759,375
Accumulated other comprehensive gain (loss)	24,622	(5,968)
Less shares held in treasury (17,421,232 and 17,432,419 shares as of
March 31, 2009 and September 30, 2008, respectively, at cost)	(319,646)	(317,862)
Total stockholders' equity	916,391	871,216

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,269,881	$8,055,249
See accompanying notes to consolidated interim financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME  (Unaudited)
(Dollars and share counts in thousands except per share data)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME:
Loans receivable	$77,446	$75,276	$154,162	$151,539
MBS	25,088	20,246	51,490	37,373
Investment securities	955	3,061	2,281	7,191
Capital stock of FHLB	778	1,864	1,558	3,944
Cash and cash equivalents	68	1,369	117	2,797
Total interest and dividend income	104,335	101,816	209,608	202,844

INTEREST EXPENSE:
FHLB advances	26,653	31,796	56,198	65,957
Deposits	24,711	35,145	51,496	73,178
Other borrowings	7,109	3,873	14,834	6,080
Total interest expense	58,473	70,814	122,528	145,215

NET INTEREST AND DIVIDEND INCOME	45,862	31,002	87,080	57,629
PROVISION FOR LOAN LOSSES	2,107	119	2,656	119
NET INTEREST AND DIVIDEND INCOME
AFTER PROVISION FOR LOAN LOSSES	43,755	30,883	84,424	57,510

OTHER INCOME:
Retail fees and charges	4,031	4,095	8,561	8,584
Insurance commissions	873	697	1,364	1,175
Loan fees	597	581	1,166	1,179
Income from bank-owned life insurance (“BOLI”)	241	612	625	1,233
Gains on sale of LHFS, net	516	180	540	257
Other, net	678	1,817	1,322	2,665
Total other income	6,936	7,982	13,578	15,093

OTHER EXPENSES:
Salaries and employee benefits	10,569	10,273	21,732	20,708
Occupancy of premises	3,770	3,477	7,492	6,634
Advertising	1,947	1,386	3,689	2,217
Deposit and loan transaction fees	1,418	1,216	2,722	2,571
Regulatory and other services	980	1,459	2,129	3,078
Other, net	3,311	3,096	6,418	5,150
Total other expenses	21,995	20,907	44,182	40,358
INCOME BEFORE INCOME TAX EXPENSE	28,696	17,958	53,820	32,245
INCOME TAX EXPENSE	10,564	6,231	19,836	11,405
NET INCOME	$18,132	$11,727	$33,984	$20,840

Basic earnings per common share	$0.25	$0.16	$0.46	$0.29
Diluted earnings per common share	$0.25	$0.16	$0.46	$0.29
Dividends declared per public share	$0.50	$0.50	$1.11	$1.00

Basic weighted average common shares	73,113	72,875	73,088	72,916
Diluted weighted average common shares	73,175	72,929	73,168	72,973

See accompanying notes to consolidated interim financial statements.

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands except per share data and amounts)

						Accumulated
		Additional	Unearned	Unearned		Other
	Common	Paid-In	Compensation	Compensation	Retained	Comprehensive	Treasury
	Stock	Capital	(ESOP)	(RRP)	Earnings	Gain (Loss)	Stock	Total

Balance at October 1, 2008	$915	$445,391	$(10,082)	$(553)	$759,375	$(5,968)	$(317,862)	$871,216
Comprehensive income:
Net income					33,984			33,984
Changes in unrealized gains (losses) on
securities available-for-sale,
net of deferred income taxes
of $18,588						30,590		30,590
Total comprehensive income								64,574

ESOP activity, net		3,145	1,008					4,153
RRP activity, net		35						35
Stock based compensation - stock options and RRP		150		159				309
Acquisition of treasury stock							(2,426)	(2,426)
Stock options exercised		1,061					642	1,703
Dividends on common stock to public
stockholders ($1.11 per public share)					(23,173)			(23,173)
Balance at March 31, 2009	$915	$449,782	$(9,074)	$(394)	$770,186	$24,622	$(319,646)	$916,391

See accompanying notes to consolidated interim financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the Six Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,984	$20,840
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(1,558)	(3,944)
Provision for loan losses	2,656	119
Originations of LHFS	(863)	(15,034)
Proceeds from sales of LHFS	31,631	16,409
Amortization and accretion of premiums and discounts on MBS
and investment securities	503	283
Depreciation and amortization of premises and equipment	2,415	2,537
Amortization of deferred amounts related to FHLB advances, net	584	--
Common stock committed to be released for allocation - ESOP	4,153	3,353
Stock based compensation - stock options and RRP	309	427
Other, net	41	1,239
Changes in:
Accrued interest receivable	1,140	4,331
Other assets	4,665	(792)
Income taxes payable/receivable	4,212	12,392
Accounts payable and accrued expenses	(4,120)	(2,063)
Net cash provided by operating activities	79,752	40,097

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities or calls of investment securities AFS	19,996	99,782
Purchases of investment securities AFS	(127,151)	--
Proceeds from maturities or calls of investment securities HTM	39,600	510,108
Purchases of investment securities HTM	(3,962)	(173,843)
Principal collected on MBS AFS	119,712	102,075
Purchases of MBS AFS	(118,469)	(810,881)
Principal collected on MBS HTM	77,870	112,850
Purchases of MBS HTM	--	(3,389)
Proceeds from the redemption of capital stock of FHLB	3,688	27,361
Purchases of capital stock of FHLB	(9,002)	(12,926)
Loan originations, net of principal collected	(84,890)	(29,903)
Loan purchases, net of principal collected	(155,984)	25,459
Net deferred fee activity	490	235
Purchases of premises and equipment	(5,838)	(1,445)
Proceeds from sales of REO	3,273	2,168
Net cash used in investing activities	(240,667)	(152,349)

(Continued)

	For the Six Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(23,173)	(20,760)
Deposits, net of withdrawals	192,631	98,184
Proceeds from advances/line of credit from FHLB	1,261,102	300,000
Repayments on advances/line of credit from FHLB	(1,261,102)	(500,000)
Deferred prepayment penalty on FHLB advances	(36,153)	--
Proceeds from repurchase agreements	--	350,000
Change in advance payments by borrowers for taxes and insurance	(6,780)	(6,488)
Acquisitions of treasury stock	(2,426)	(7,245)
Stock options exercised and excess tax benefits from stock options	1,703	271
Net cash provided by financing activities	125,802	213,962

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(35,113)	101,710
CASH AND CASH EQUIVALENTS:
Beginning of period	87,138	162,791
End of period	$52,025	$264,501

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments, net of refunds	$15,596	$410
Interest payments, net of interest credited to deposits	$71,907	$70,979

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Loans transferred to REO	$5,137	$2,804

Purchase of security that will settle in a subsequent period	$1,002	$56,003

Repurchase agreements that will settle in a subsequent period	$--	$(50,000)

Market value change related to fair value hedge:
Interest rate swaps hedging FHLB advances	$--	$(13,948)

Transfer of loans receivable to LHFS, net	$175,862	$--

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

2.   Earnings Per Share (“EPS”)
The Company accounts for the 3,024,574 shares acquired by its ESOP in accordance with Statement of Position (“SOP”) 93-6 and the shares awarded pursuant to its RRP in a manner similar to the ESOP shares.  Shares acquired by the ESOP and shares awarded pursuant to the RRP are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee’s individual account.  The following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2009(1)	2008(2) (3)	2009(1)	2008(2) (3)
	(Dollars in thousands, except per share amounts)
Net income	$18,132	$11,727	$33,984	$20,840

Average common shares outstanding	73,062,516	72,824,366	73,062,425	72,890,074
Average committed ESOP shares outstanding	50,970	50,964	25,482	25,618
Total basic average common shares outstanding	73,113,486	72,875,330	73,087,907	72,915,692

Effect of dilutive RRP shares	4,269	2,663	6,535	4,457
Effect of dilutive stock options	57,074	50,953	73,628	53,100

Total diluted average common shares outstanding	73,174,829	72,928,946	73,168,070	72,973,249

Net EPS:
Basic	$0.25	$0.16	$0.46	$0.29
Diluted	$0.25	$0.16	$0.46	$0.29

(1) Options to purchase 55,800 shares of common stock at prices between $38.77 per share and $43.46 per share were outstanding as of March 31, 2009, but were not included in the computation of diluted EPS because they were anti-dilutive for the three and six months ended March 31, 2009.

(2) Options to purchase 217,800 shares of common stock at prices between $32.13 per share and $38.77 were outstanding as of March 31, 2008, but were not included in the computation of diluted EPS because they were anti-dilutive for the three and six months ended March 31, 2008.

(3) At March 31, 2008, there were 6,000 unvested RRP shares at $32.30 per share that were excluded from the computation of diluted EPS because they were anti-dilutive for the three months and the six months ended March 31, 2008.

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at March 31, 2009.  The Company’s AFS securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as REO, loans held-for-sale, and impaired loans. These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

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

AFS Securities
The Company’s AFS securities portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders' equity.  Substantially all of the securities within the AFS portfolio consist of MBS and investment securities issued by U.S. Government sponsored enterprises or agencies.  The fair values for all the AFS securities are obtained from independent nationally recognized pricing services. Various modeling techniques are used to determine pricing for the Company’s MBS and investment securities, including option pricing and discounted cash flow models. The inputs to these models may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  There are some AFS securities in the AFS portfolio that have significant unobservable input requiring the independent pricing services to use some judgment in pricing the related securities.  These AFS securities are classified as Level 3.  All other AFS securities are classified as Level 2.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a recurring basis at March 31, 2009:

		Quoted Prices in Active	Significant Other	Significant
	Carrying	Markets for Identical	Observable Inputs	Unobservable Inputs
	Value	Assets (Level 1)	(Level 2)	(Level 3) (1)
	(Dollars in thousands)
AFS securities:
Investment securities	$156,550	$--	$154,728	$1,822
MBS	1,531,916	--	1,531,916	--
	$1,688,466	$--	$1,686,644	$1,822

(1) The Company’s Level 3 AFS securities were immaterial as of March 31, 2009 and had no material activity during the period ended March 31, 2009.

The following is a description of valuation methodologies used for significant assets measured at fair value on a non-recurring basis.

Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Substantially all of the Bank’s impaired loans at March 31, 2009 are secured by real estate.  These impaired loans are individually assessed to determine that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs. Fair value is estimated through current appraisals, real estate brokers or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  Impaired loans at March 31, 2009 were $22.7 million. Based on this evaluation, the Company maintains an allowance for loan losses of $2.7 million at March 31, 2009 for such impaired loans.

REO, net
REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  REO at March 31, 2009 was $5.8 million. During the quarter and six months ended March 31, 2009, charge-offs to the allowance for loan losses related to loans that were transferred to REO were $607 thousand and $697 thousand, respectively. Write downs related to REO that were charged to other expense were $396 thousand and $640 thousand for the quarter and six months ended March 31, 2009.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at March 31, 2009:

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable Inputs
	Assets (Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Impaired loans	$--	$--	$22,665
REO, net	--	--	5,824
	$--	$--	$28,489

4.  FHLB Advances
During the quarter ended March 31, 2009, the Bank prepaid $575.0 million of fixed-rate FHLB advances with a weighted average interest rate of 6.35% and a weighted average remaining term to maturity of 15 months.  The prepaid FHLB advances were replaced with $575.0 million of fixed-rate FHLB advances, with a weighted average contractual interest rate of 3.70% and an average term of 65 months.  This 265 basis point decrease in the contractual interest rate resulted in a $4.9 million decrease in FHLB interest expense for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008.The Bank paid a $36.2 million prepayment penalty to the FHLB as a result of prepaying the FHLB advances.  In accordance with Emerging Issues Task Force (“EITF”) 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the prepayment penalty was deferred as an adjustment to the carrying value of the new advances since the new FHLB advances were not “substantially different,” as defined within EITF 96-19, from the prepaid FHLB advances.  The present value of the cash flows under the terms of the new FHLB advances was not more than 10% different from the present value of the cash flows under the terms of the prepaid FHLB advances (including the prepayment penalty) and there were no embedded conversion options in the prepaid FHLB advances or in the new FHLB advances.  The deferred prepayment penalty will be recognized in interest expense over the life of the new FHLB advances.  The following table presents the face value of FHLB advances and the maturities and rates for all FHLB advances outstanding at March 31, 2009.

		Weighted	Weighted
	FHLB	Average	Average
	Advances	Contractual	Effective
Maturity by fiscal year	Amount	Rate	Rate
(Dollars in thousands)
2009	$320,000	4.37%	4.37%
2010	350,000	4.49	4.49
2011	276,000	4.87	4.87
2012	350,000	3.35	3.35
2013	525,000	3.72	4.06
Thereafter	625,000	3.68	4.63
Total	$2,446,000	3.98%	4.30%

5.  Recent Accounting Pronouncements

In January 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.”  FSP EITF 99-20-1 eliminates the requirement that a security holder’s best estimate of cash flows be based upon those that “a market participant” would use.  Instead, an other-than-temporary impairment (“OTTI”) should be recognized as a realized loss through earnings when it is probable there has been an adverse change in the security holder’s estimated cash flows from previous projections.  This treatment is consistent with the impairment model in SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”  FSP EITF 99-20-1 was effective for the Company for the period ending December 31, 2008, and did not have a material impact on the Company’s financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP FAS 157-4 provides additional guidance on valuation techniques for estimating the fair value of assets or liabilities in accordance with SFAS No. 157 “Fair Value Measurements” when there has been a significant decrease in volume and level of market activity.  The FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly.  As part of the judgment involved with estimating fair value, the entity will need to determine which valuation technique or techniques are the most appropriate, and, within those techniques, which results are “most representative” of fair value under market conditions.  The FSP emphasizes that the notion of exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions remains unchanged.  FSP FAS 157-4 is effective for interim reporting periods after June 15, 2009, which is June 30, 2009 for the Company.  The FSP is not expected to have a material impact on the Company’s financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 amends existing OTTI guidance for debt securities by requiring the recognition of an OTTI if an entity has the intent to sell an impaired debt security, it is more likely than not the entity will be required to sell the debt security before recovery, or if the entity does not expect to recover the entire amortized cost basis of the debt security.  The FSP also expands and increases the frequency of existing disclosures requirements of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” FSP FAS 115-2 is effective for interim reporting periods after June 15, 2009, which is June 30, 2009 for the Company.  FSP FAS 115-2 will affect certain interim reporting disclosures, but is not expected to have a material impact on the Company’s financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures About Fair Value of Financial Instruments” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments’ and APB No. 28, “Interim Financial Reporting” to require publicly traded companies to include fair value disclosures of its financial instruments whenever it issues summarized financial information for interim reporting periods.  The FSP also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments, and to disclose significant changes in methods or assumptions used to estimate fair values.  FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods after June 15, 2009, which is June 30, 2009 for the Company.  The FSP will affect certain interim reporting disclosures, but is not expected to have a material impact on the Company’s financial condition or results of operations.

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

Our principal business consists of attracting deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences.  We also originate consumer loans, loans secured by first mortgages on non-owner-occupied one- to four-family residences, permanent and construction loans secured by one- to four-family residences, commercial real estate loans, and multi-family real estate loans.  While our primary business is the origination of one- to four-family mortgage loans funded through retail deposits, we also purchase whole loans and invest in certain investment securities and MBS using FHLB advances and repurchase agreements as additional funding sources.

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

The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, MBS, investment securities, and cash, and the interest paid on deposits and borrowings.  Net interest income is affected by the shape of the market yield curve, the re-pricing of interest-earning assets and interest-bearing liabilities on our balance sheet, and the prepayment rate on our loans and MBS as it relates to reinvestment opportunities.  On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies.  We generally price our loan and deposit products based upon an analysis of our competition and changes in market rates.  The Bank generally prices its first mortgage loan products based upon prices available in the secondary market while considering the demand for our products and our ability to service customers in a timely manner.  Generally, deposit pricing is based upon a survey of peers in the Bank’s market areas, and the need to attract funding and retain maturing deposits.  The majority of our loans are fixed-rate products with maturities up to 30 years, while the majority of our deposits have maturity or reprice dates of less than two years.

During fiscal year 2009, the financial services industry and the economy as a whole continued to experience turmoil in the wake of steep declines in credit quality and asset quality due largely to real estate devaluations and an increase in unemployment caused by the ongoing economic recession.  The Bank has not experienced the same magnitude of adverse operational impacts felt by many financial institutions.  However, we are not immune to negative consequences arising from the overall economic weakness and sharp downturn in the housing and real estate markets nationally.  We have experienced an increase in the balance of non-performing loans, but the balance of our non-performing loans continues to remain at low levels relative to the size of our loan portfolio.  During the current quarter, we modified our allowance for loan loss methodology in response to the continued deterioration of the housing and real estate markets, the increasing weakness in the overall economy, and the trends and composition of our delinquent and non-performing loans and losses on foreclosed property transactions, primarily related to purchased loans. As a result of the change in our allowance for loan loss methodology and charge-offs, primarily related to purchased loans, a $2.1 million provision for loan loss was recorded during the current quarter.

During late December 2008 and continuing into the second quarter of fiscal year 2009, mortgage rates declined to record lows in response to the Federal Reserve’s purchases of U.S. agency debt and MBS.  The decline in mortgage rates has spurred an increased demand for our loan modification program and mortgage refinances.  Our loan modification program allows existing loan customers, whose loans have not been sold to third parties and who have been current on their contractual loan payments for the previous 12 months, the opportunity to modify their original loan terms to current loan terms being offered.  The volume and magnitude of these loan modifications and refinances will likely have a negative impact on our net interest margin in future periods as a result of loans repricing to lower market interest rates.  During the quarter ended March 31, 2009 we modified $568.5 million and refinanced $92.0 million of our originated loans.  The weighted average interest rate reduction for the modified loans is approximately 88 basis points.  To help mitigate the impact to net interest income and interest rate risk as a result of loan modifications, the Bank sold $30.1 million of modified loans during the current quarter.  The Bank is retaining the servicing on the sold modified loans.  These modified loans are being sold on a bulk basis, and based upon past experience, we do not expect all modified loans held-for-sale as of the balance sheet date to be purchased by the investor.  Loans not purchased by the investor will be transferred back to the loans receivable portfolio at the lower of cost or market.  Additionally, the Bank refinanced $575.0 million of FHLB advances during the quarter also in an effort to mitigate the net interest income impact of loan modifications and refinances and to extend maturities.  As a result of refinancing the FHLB advances, the Bank was able lower its FHLB advance effective interest rate 118 basis points at the time of the refinance.  See additional discussion regarding the FHLB advance refinance in “Notes to Financial Statements-- Note 4 – FHLB Advances.”

The Bank continues to maintain access to liquidity in excess of forecasted needs by diversifying its funding sources and maintaining a strong retail oriented deposit portfolio.  We believe the turmoil in the credit and equity markets has made deposit products in strong financial institutions desirable for many customers.  We also believe that our strong capital position (the Bank’s tangible equity ratio at March 31, 2009 was 10%), lending policies, and underwriting standards have helped position us to withstand these adverse economic conditions.  In addition, the investments of the Bank are government-agency backed securities which are highly liquid and have not been credit impaired, and are therefore available as collateral for additional borrowings or for sale if the need or unforeseen conditions warrant.  See additional discussion regarding liquidity in the section entitled “Liquidity and Capital Resources.”

In fiscal year 2009, the Bank has opened two branches and has plans to open two additional branches in our Kansas City market area.  The Bank has preliminary plans to open three additional branches in our market areas in Kansas City and Wichita during fiscal year 2010.

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

Allowance for Loan Losses.  Management maintains an allowance for loan losses to absorb known and inherent losses in the loan portfolio based upon ongoing quarterly assessments of the loan portfolio.  Our methodology for assessing the appropriateness of the allowance for loan losses consists of a formula analysis for general valuation allowances and specific valuation allowances for identified problem loans and portfolio segments.  The allowance for loan losses is maintained through provisions for loan losses which are charged to income.  The provision for loan losses is established after considering the results of management’s quarterly assessment of the allowance for loan losses.

All loans that are not impaired, as defined in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15” and No. 118 “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures, an Amendment of FASB Statement No. 114,” are included in a formula analysis, as permitted by SFAS No. 5, “Accounting for Contingencies.”   Each quarter, the loan portfolio is segregated into categories in the formula analysis based upon certain risk characteristics such as loan type (one- to four-family, multi-family, etc.), interest payments (fixed-rate, adjustable-rate), loan source (originated or purchased), and payment status (i.e. current or number of days delinquent).  Loss factors are assigned to each category in the formula analysis based on management’s assessment of the potential risk inherent in each category.  The greater the risks associated with a particular category, the higher the loss factor.  Loss factors increase as individual loans become classified, delinquent, the foreclosure process begins or as economic and market conditions and trends warrant.

The loss factors applied in the formula analysis are periodically reviewed by management to assess whether the factors adequately cover probable and estimable losses inherent in the loan portfolio.  The review considers such factors as the trends and composition of delinquent and non-performing loans, the results of foreclosed property transactions, and the status and trends of the local and national economies and housing markets.  Our allowance for loan loss methodology permits modifications to any loss factor used in the computation of the formula analysis in the event that, in management’s judgment, significant factors which affect the collectibility of the portfolio or any category of the loan portfolio, as of the evaluation date, are not reflected in the current loss factors.  Management’s evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with a specific problem loan or portfolio segments. As such, the amounts actually observed with respect to these losses can vary significantly from the estimated amounts. By assessing the estimated losses inherent in our loan portfolio on a quarterly basis, management can adjust specific and inherent loss estimates based upon more current information.

The Bank has been experiencing an increase in delinquencies, non-performing loans, net loan charge-offs and losses on foreclosed property transactions, primarily on purchased loans, as a result of the decline in housing and real estate markets, as well as the ongoing economic recession.  Management’s current quarter analysis of delinquency and non-performing loan trends, results of foreclosed property transactions and current status and trends of the local and national economies and housing markets indicated differences in the performance and loss experience, with respect to the ultimate disposition of the underlying collateral, of our originated and purchased loan portfolios.  As a result of the analysis, loss factors on 30-89 day delinquent loans were modified based upon whether the loan is an originated or purchased loan.  Based upon our experience with delinquent purchased loans, the loss factor for purchased loans is higher than that of originated loans.  Management believes this modification to the formula analysis will result in a more accurate estimate of the inherent losses in the 30-89 day delinquent loan portfolio.  Additionally, the real estate market factors used to calculate current loan-to-value (“LTV”) ratios in the formula analysis were adjusted as a result of management’s analysis.  The real estate market factors used in the formula analysis are now based upon a nationally recognized source of indices that management believes will more accurately reflect the current market value of the underlying collateral and therefore allocate loans to a more appropriate LTV category in the formula analysis.

Specific valuation allowances are established in connection with individual loan reviews of specifically identified problem loans and the asset classification process, including the procedures for impairment recognition under SFAS No. 114 and SFAS No. 118.  Evaluations of loans for which full collectability is not reasonably assured include evaluation of the estimated fair value of the underlying collateral based upon current appraisals, real estate broker values or listing prices.  Additionally, trends and composition of non-performing loans, results of foreclosed property transactions and current status and trends in economic and market conditions are also evaluated.  During management’s current quarter analysis of the results of foreclosed property transactions and the current status and trends of national housing markets, it was noted that the updated estimated fair values obtained from loan servicers when a loan became 90 days delinquent were not always an accurate representation of the fair value of the collateral once it was sold.  The decline in fair value between the date the loan became 90 days delinquent and the time the property was sold was due to the continued decline in real estate values between those points in time, as it often takes several months for a loan to work through the foreclosure process.  As a result of the analysis, management applied market value adjustments to non-performing purchased loans at March 31, 2009 to more accurately estimate the fair values of the underlying collateral based upon recent trends.  The adjustments were determined based upon the location of the underlying collateral, losses recognized on foreclosed property transactions and trends of non-performing purchased loans entering REO.  Specific valuations on non-performing loans were established if the adjusted estimated fair value was less than the current loan balance.  Management intends to evaluate the appropriateness of the market value adjustments each quarter.  The market value adjustments will continue to be applied to non-performing loans until the real estate markets and economy improve to such a level that the adjustments are no longer necessary.

Loans with an outstanding balance of $1.5 million or more are reviewed annually if secured by property in one of the following categories:  multi-family (five or more units) property, unimproved land, other improved commercial property, acquisition and development of land projects, developed building lots, office building, single-use building, or retail building.  Specific valuation allowances are established if the individual loan review determines a quantifiable impairment.

Management considers quantitative and qualitative factors when determining the appropriateness of the allowance for loan losses.  Such factors include changes in underwriting standards, the trend and composition of delinquent and non-performing loans, results of foreclosed property transactions, historical charge-offs, the current status and trends of local and national economies and housing markets, changes in interest rates, and loan portfolio growth and concentrations. Our allowance for loan loss methodology is applied in a consistent manner; however, the methodology can be modified in response to changing conditions.  The allowance for loan losses increased $1.4 million from $6.1 million at December 31, 2008 to $7.5 million at March 31, 2009, primarily due to the modification to the formula analysis and application of market value adjustments on non-performing purchased loans as discussed above.  During the current quarter, a provision for loan loss of $2.1 million was recorded as a result of the modifications to our allowance for loan loss methodology and current quarter charge-offs, primarily on purchased loans.

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

Securities Impairment.  Management continually monitors the MBS and investment security portfolios for impairment on a security by security basis.  Many factors are considered in determining whether the impairment is deemed to be other-than-temporary, including, but not limited to, the nature of the investment, the length of time the security has had a market value less than the cost basis, the cause(s), severity of the loss, the intent and ability of the Bank to hold the security for a period of time sufficient for a substantial recovery of its investment, expectation of an anticipated recovery period, recent events specific to the issuer or industry including the issuer’s financial condition and current ability to make future payments in a timely manner, external credit ratings and recent downgrades in such ratings.  If management deems the decline to be other-than-temporary, the carrying value of the security is adjusted and an impairment amount is recorded in the consolidated statements of income.  At March 31, 2009, no securities had been identified as other-than-temporarily impaired.

Financial Condition

Total assets increased from $8.06 billion at September 30, 2008 to $8.27 billion at March 31, 2009.  The $214.6 million increase in assets was primarily attributed to a $202.3 million increase in loans receivable and loans receivable held-for-sale.  Total liabilities increased from $7.18 billion at September 30, 2008 to $7.35 billion at March 31, 2009.  The $169.5 million increase in liabilities was primarily a result of an increase in deposits of $192.6 million, primarily in the certificate of deposit and money market portfolios.  Stockholders’ equity increased $45.2 million to $916.4 million at March 31, 2009, from $871.2 million at September 30, 2008.  A large component of this increase was related to an increase in accumulated other comprehensive gain (loss) due to an increase in the market value of AFS securities at March 31, 2009.

The following table presents selected balance sheet data for the Company at the dates indicated.

	Balance at
	March 31,	December 31,	September 30,	June 30,	March 31,
	2009	2008	2008	2008	2008
	(Dollars in thousands, except per share amounts)
Selected Balance Sheet Data:
Total assets	$8,269,881	$8,157,324	$8,055,249	$7,892,137	$8,034,662
Cash and cash equivalents	52,025	143,134	87,138	86,437	264,501
Investment securities	214,410	105,965	142,359	144,346	88,597
MBS	2,204,369	2,176,302	2,234,339	2,066,685	2,076,766
Loans receivable, net	5,377,699	5,456,569	5,320,780	5,326,061	5,292,866
Capital stock of FHLB	131,278	131,230	124,406	129,172	129,170
Deposits	4,116,514	3,867,304	3,923,883	3,961,543	4,020,966
Advances from FHLB	2,411,560	2,596,964	2,447,129	2,547,294	2,547,588
Other borrowings	713,609	713,595	713,581	453,566	453,552
Stockholders’ equity	916,391	897,435	871,216	863,906	869,106
Accumulated other comprehensive gain (loss)	24,622	14,263	(5,968)	(5,202)	6,215
Equity to total assets at end of period	11.1%	11.0%	10.8%	11.0%	10.8%
Bank tangible equity ratio	9.9%	10.0%	10.0%	10.0%	9.8%
Book value per share	$12.52	$12.27	$11.93	$11.84	$11.92

Loans Receivable. The loans receivable portfolio increased $56.9 million from $5.32 billion at September 30, 2008 to $5.38 billion at March 31, 2009.  The increase was primarily a result of $191.6 million of loan purchases from nationwide lenders, partially offset by the transfer of $175.9 million of modified loans to the LHFS portfolio.  The loans purchased from nationwide lenders during fiscal year 2009 had an average credit score of 745 at the time of origination and a current weighted average LTV ratio of 50%.  The majority of the loans are seasoned loans and were originated in years outside of the years with peak real estate values and non-traditional underwriting standards.  Approximately 80% were originated in 2004 or earlier and approximately 20% were originated in 2008.  Additionally, states that have experienced high foreclosure rates were avoided.  See additional discussion regarding the underwriting standards for purchased loans in “Lending Practices and Underwriting Standards.”  Loans purchased from nationwide lenders represented 15% of the loan portfolio at March 31, 2009 compared to 14% at September 30, 2008.  As of March 31, 2009, the average balance of a purchased nationwide mortgage loan was approximately $370 thousand while the average balance of an originated mortgage loan was approximately $140 thousand.

Included in the loan portfolio at March 31, 2009 were $303.8 million of interest-only loans, which were primarily purchased from nationwide lenders during fiscal year 2005.  These loans do not typically require principal payments during their initial term, and have initial interest-only terms of either five or ten years.  At March 31, 2009, $295.5 million, or 97%, of these loans were still in their interest-only payment term.  As of March 31, 2009, $134.8 million will begin to amortize principal within two years, $21.0 million will begin amortizing principal within two-to-five years, and the remaining $139.7 million will begin to amortize principal within five-to-ten years.  Loans of this type generally are considered to be of greater risk to the lender because of the possibility that the borrower may default once principal payments are required.  The loans had an average credit score of 737 and an average LTV ratio of 80% or less at the time of purchase.  The Bank has not purchased any interest-only loans since 2006.

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

	For the Three Months Ended			For the Three Months Ended
	March 31, 2009			March 31, 2008
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family
<= 15 years	$75,884	4.82%	18.70%	$30,583	5.30%	13.16%
> 15 years	226,148	5.10	55.74	141,922	5.69	61.08
Other real estate	5,971	6.00	1.47	300	6.75	0.13
Consumer	2,111	7.75	0.52	4,389	7.77	1.90
Total fixed-rate	310,114	5.07	76.43	177,194	5.68	76.27

Adjustable-Rate:
One- to four-family
<= 36 months	50,448	4.79	12.43	8,306	5.16	3.57
> 36 months	23,117	5.16	5.70	25,070	5.51	10.79
Consumer	22,053	4.81	5.44	21,775	6.82	9.37
Total adjustable-rate	95,618	4.88	23.57	55,151	5.97	23.73

Total originations, refinances and purchases	$405,732	5.02%	100.00%	$232,345	5.75%	100.00%

Purchased loans included above:
Fixed-Rate:
Correspondent	$33,226	5.18%		$10,191	5.71
Adjustable-Rate:
Correspondent	4,851	5.12		20,322	5.51
Nationwide	65,498	4.89		--	--
Total purchased loans	$103,575	4.99%		$30,513	5.58%

	For the Six Months Ended			For the Six Months Ended
	March 31, 2009			March 31, 2008
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family
<= 15 years	$103,901	4.99%	14.48%	$57,197	5.52%	13.03%
> 15 years	333,293	5.32	46.45	252,043	5.87	57.44
Other real estate	11,936	5.94	1.66	300	6.75	0.07
Consumer	5,395	7.66	0.75	11,085	8.17	2.53
Total fixed-rate	454,525	5.29	63.34	320,625	5.88	73.07

Adjustable-Rate:
One- to four-family
<= 36 months	138,524	4.92	19.30	18,046	5.36	4.11
> 36 months	79,039	5.27	11.01	57,709	5.70	13.15
Consumer	45,556	4.95	6.35	42,430	7.55	9.67
Total adjustable-rate	263,119	5.03	36.66	118,185	6.31	26.93

Total originations, refinances and purchases	$717,644	5.20%	100.00%	$438,810	6.00%	100.00%

Purchased loans included above:
Fixed-Rate:
Correspondent	$46,975	5.36%		$22,277	5.97%
Nationwide	256	4.38		--	--
Adjustable-Rate:
Correspondent	11,100	5.48		39,947	5.68
Nationwide	191,313	5.00		155	5.38
Total purchased loans	$249,644	5.09%		$62,379	5.79%

Loan modification activity is not included in the tables above because a new loan is not generated at the time of modification.  During the three and six months ended March 31, 2009, the Bank modified $568.5 million and $593.2 million loans, respectively, with a weighted average rate change of 88 basis points and 84 basis points, respectively.

The Bank generally prices its one- to four-family loan products based upon prices available in the secondary market.  During the six months ended March 31, 2009, the rate on the Bank’s 30-year fixed-rate one- to four-family loans, with no points paid by the borrower, were approximately 250 basis points above the average 10-year Treasury rate, while the rate on the Bank’s 15-year fixed-rate one- to four-family loans were approximately 220 basis points above the average 10-year Treasury rate.  Even though longer-term market interest rates decreased as a result of the Federal Reserve’s purchase of U.S. agency debt and MBS, mortgage interest rates maintained a wider spread relative to U.S. Treasury securities resulting in higher yields on our one- to four-family loans.

The following table summarizes the activity in the loan portfolio for the periods indicated, excluding changes in loans in process, deferred fees and allowance for loan losses.  Included in the three and six months ended March 31, 2009 balances are $92.0 million and $111.1 million of refinances, respectively.  Loans that were paid-off as a result of the refinances are included in ‘repayments’.  Loan modification activity is not included in the activity in the following table because a new loan is not generated at the time of modification.  See modification activity for the three and six months ended March 31, 2009 on the previous page.  The modified balance and rate are included in the ending loan portfolio balance and rate.
	For the Three Months Ended
	March 31, 2009		December 31, 2008		September 30, 2008		June 30, 2008
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$5,506,352	5.63%	$5,379,845	5.66%	$5,389,901	5.63%	$5,352,278	5.66%
Originations and refinances
Fixed	276,888	5.06	130,406	5.77	140,565	6.08	213,098	5.72
Adjustable	25,269	4.83	35,437	5.23	45,333	5.69	47,641	5.82
Purchases
Fixed	33,226	5.18	14,005	5.76	7,309	6.12	18,209	5.51
Adjustable	70,349	4.90	132,064	5.09	17,225	5.76	14,509	5.51
Repayments	(311,733)		(183,532)		(216,090)		(254,784)
Transfer of modified loans to LHFS, net	(175,862)		--		--		--
Other (1)	(1,691)		(1,873)		(4,398)		(1,050)
Ending balance	$5,422,798	5.50%	$5,506,352	5.63%	$5,379,845	5.66%	$5,389,901	5.63%

	For the Six Months Ended
	March 31, 2009		March 31, 2008
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$5,379,845	5.66%	$5,346,626	5.68%
Originations and refinances
Fixed	407,294	5.28	298,348	5.88
Adjustable	60,706	5.07	75,850	6.65
Purchases
Fixed	47,231	5.35	22,277	5.98
Adjustable	202,413	5.02	40,102	5.68
Repayments	(495,265)		(428,304)
Transfer of modified loans to LHFS, net	(175,862)		--
Other(1)	(3,564)		(2,621)
Ending balance	$5,422,798	5.50%	$5,352,278	5.66%

(1) “Other” consists of transfers to REO and net fees advanced.

The following table presents the Company’s loan portfolio at the dates indicated.

	March 31, 2009			December 31, 2008			September 30, 2008
	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total
	(Dollars in thousands)
Real Estate Loans
One- to four-family	$5,085,227	5.49%	93.77%	$5,154,113	5.60%	93.60%	$5,026,358	5.61%	93.43%
Multi-family and commercial	67,278	6.30	1.24	61,353	6.38	1.12	56,081	6.44	1.04
Construction and development	63,823	5.28	1.18	76,601	5.59	1.39	85,178	5.66	1.58
Total real estate loans	5,216,328	5.50	96.19	5,292,067	5.61	96.11	5,167,617	5.62	96.05

Consumer Loans
Savings loans	4,524	5.65	0.08	4,497	5.79	0.08	4,634	5.95	0.09
Automobile	3,083	6.96	0.06	3,307	6.97	0.06	3,484	7.00	0.07
Home equity	197,939	5.67	3.65	205,409	5.97	3.73	202,956	6.53	3.77
Other	924	8.27	0.02	1,072	7.74	0.02	1,154	7.13	0.02
Total consumer loans	206,470	5.70	3.81	214,285	5.99	3.89	212,228	6.52	3.95
Total loans receivable	5,422,798	5.50%	100.00%	5,506,352	5.63%	100.00%	5,379,845	5.66%	100.00%

Less:
Loans in process	27,058			33,593			43,186
Deferred fees and discounts	10,577			10,053			10,088
Allowance for loan losses	7,464			6,137			5,791
Total loans receivable, net	$5,377,699			$5,456,569			$5,320,780

Lending Practices and Underwriting Standards

The Bank’s primary lending activity is the origination of loans and the purchase of loans from a select group of correspondent lenders.  These loans are generally secured by first mortgages on owner-occupied, one- to four-family residences in the Bank’s primary market areas and select market areas in Missouri.  The Bank also makes consumer loans, construction loans secured by residential or commercial properties, and multi-family real estate loans secured by multi-family dwellings.  Additional lending volume has been generated by purchasing whole one- to four-family mortgage loans from nationwide lenders.  By purchasing loans from nationwide lenders, the Bank is able to attain some geographic diversification in its loan portfolio, and help mitigate the Bank’s interest rate risk exposure as the purchased loans are predominately adjustable-rate or 15-year fixed-rate loans.  As a result of the decline in real estate values and the economic recession, we have experienced an increase in non-performing purchased loans.  At the time these loans were purchased, they met our underwriting standards; however, some are located in areas that have recently experienced high unemployment rates and sharp declines in real estate values.  See additional discussion regarding non-performing purchased loans in “Critical Accounting Policies – Allowance for Loan Losses” and “Asset Quality.”  The loans purchased during fiscal year 2009 had an average credit score of 745 and a current weighted average LTV ratio of 50%.  See additional discussion regarding loans purchased during fiscal year 2009 in “Financial Condition – Loans Receivable.”

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

During 2008, the Bank discontinued offering an interest-only ARM product, but holds in its portfolio originated and purchased interest-only ARM loans.  The product was discontinued to reduce future credit risk exposure.  At the time of origination, these loans did not require principal payments for a period of up to ten years.  Borrowers were qualified based on a fully amortizing payment at the initial loan rate.  The Bank was more restrictive on debt-to-income ratios and credit scores on interest-only ARM loans than on other ARM loans to offset the potential risk of payment shock at the time the loan rate adjusts and/or the principal and interest payments begin.   At March 31, 2009, 6% of our loan portfolio consisted of non-amortizing interest-only ARM loans.  The majority of these loans were purchased from nationwide lenders during fiscal year 2005.  These loans had an initial interest-only term of either five or ten years, with approximately equal distribution between the two terms.  At March 31, 2009, $8.4 million or approximately 40% of non-performing loans were interest-only.  Non-performing interest-only loans represent approximately 3% of the total interest-only portfolio at March 31, 2009.  See discussion regarding the allowance for loan losses in “Critical Accounting Policies – Allowance for Loan Losses.”

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

For loans with an LTV ratio in excess of 80% at the time of origination, private mortgage insurance is required in order to reduce the Bank’s loss exposure to less than 80% of the appraised value or the purchase price of the property.  The Bank will lend up to 97% of the lesser of the appraised value or purchase price for one- to four-family loans provided the Bank is able to obtain private mortgage insurance.  At this time, we believe that our private mortgage insurance counterparties have the ability to meet potential claim obligations we may file in the foreseeable future.

The underwriting standards of the lenders from whom the Bank purchases loans are generally similar to the Bank’s internal underwriting standards.  “No Doc” or “Stated Income, Stated Assets” loans are not permitted.  Lenders are required to fully document all data sources for each application.  Management believes these requirements reduce the credit risk associated with these loans.  Before committing to purchase a pool of loans from a nationwide lender, the Bank’s Chief Lending Officer or Secondary Marketing Manager reviews specific criteria such as loan amount, credit scores, LTV ratios, geographic location, and debt ratios of each loan in the pool.  If the specific criteria do not meet the Bank’s underwriting standards and compensating factors are not sufficient, then a loan will be removed from the pool.  Once the review of the specific criteria is complete and loans not meeting the Bank’s standards are removed from the pool, changes are sent back to the lender for acceptance and pricing.  Before the pool is funded, an approved Bank underwriter reviews at least 25% of the loan files and the supporting documentation in the pool.  Our standard contractual agreement with the lender includes recourse options for any breach of representation or warranty with respect to the loans purchased.

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

Our multi-family and commercial real estate loans are generally large dollar loans and involve a greater degree of credit risk than one- to four-family mortgage loans.  Such loans typically involve large balances to single borrowers or groups of related borrowers.  Because payments on multi-family and commercial real estate loans are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.  See “Asset Quality – Non-performing Loans.”

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

Asset Quality

The Bank’s traditional underwriting guidelines have provided the Bank with loans of high quality and generally low delinquencies and low levels of non-performing assets compared to national levels.  Of particular importance is the complete documentation required for each loan the Bank originates and purchases.  This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower’s ability to repay the loan compared to underwriting methodologies that do not require full documentation.

The following matrix shows the balance of one-to-four family mortgage loans cross-referenced by LTV ratio and credit score.  The LTV ratios used in the matrix were based on the current loan balance and the most recent bank appraisal available, or the lesser of the purchase price or original appraisal.  In most cases, the most recent appraisal was obtained at the time of origination.  The LTV ratios based upon appraisals obtained at the time of origination may not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure as the value of the underlying collateral may have declined since the time of origination.  Credit scores were updated in March 2009 for loans originated by the Bank and purchased loans.  Management will continue to update credit scores as deemed necessary based upon economic conditions.  Per the matrix, the greatest concentration of loans fall into the “751 and above” credit score category and have a LTV ratio of less than 70%.  The loans falling into the “less than 660” credit score category and having LTV ratios of more than 80% comprise the lowest concentration. The average LTV ratio of our one-to-four family mortgage loans at March 31, 2009 was approximately 66%.

	Credit Score
	Less than 660		661 to 700		701 to 750		751 and above		Total
		% of		% of		% of		% of		% of
LTV ratio	Amount	total	Amount	total	Amount	total	Amount	total	Amount	total
	(Dollars in thousands)
Less than 70%	$127,321	2.5%	$148,287	2.9%	$436,622	8.6%	$1,876,381	36.9%	$2,588,611	50.9%
70% to 80%	113,590	2.2	123,483	2.4	369,389	7.3	1,133,483	22.3	1,739,945	34.2
More than 80%	79,085	1.6	77,352	1.5	203,550	4.0	396,684	7.8	756,671	14.9
Total	$319,996	6.3%	$349,122	6.8%	$1,009,561	19.9%	$3,406,548	67.0%	$5,085,227	100.0%

The following table presents the Company’s 30 to 89 day delinquent loans, non-performing loans, and REO at the dates indicated.  Purchased loans include loans purchased from nationwide lenders.  Non-performing loans consist of loans 90 or more days delinquent and loans in the process of foreclosure.  Non-performing assets include non-performing loans and REO.

	March 31,		December 31,		September 30,		June 30,		March 31,
	2009		2008		2008		2008		2008
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 30-89 days delinquent
Originated	157	$14,120	199	$15,691	179	$14,026	160	$12,591	146	$10,552
Purchased	43	9,698	42	9,359	37	7,083	33	6,621	36	8,356
Non-performing loans
Originated	128	10,213	124	9,607	100	6,958	90	6,555	81	5,440
Purchased	45	12,158	32	9,625	25	6,708	26	6,699	19	4,444
REO
Originated	48	4,119	38	2,833	36	2,228	31	1,274	38	2,329
Purchased	10	1,705	6	1,644	12	2,918	5	933	2	435

Non-performing assets
as a percentage of total assets		0.34%		0.29%		0.23%		0.20%		0.16%
Non-performing loans
as a percentage of total loans		0.42%		0.35%		0.26%		0.25%		0.19%

Loans 30 to 89 days delinquent increased approximately $2.7 million from $21.1 million at September 30, 2008 to $23.8 million at March 31, 2009.  At March 31, 2009, 59% of loans 30 to 89 days delinquent were secured by property located in our market areas and 41% were purchased from nationwide lenders.  There is not believed to be a geographic trend associated with our purchased loans 30 to 89 days delinquent.  During the past two quarters, on average, approximately 35% of loans that entered the 30 to 89 days delinquent category made their required loan payments and did not go back into the 30-89 day delinquent category or paid off during this time period.  During the same time period, on average, approximately 45% of loans that entered the 30 to 89 days delinquent category made a portion of their required loan payments but the loans either stayed in the 30 to 89 day delinquent category because not all required loan payments were made or went back into the 30-89 day delinquent category at some point during the noted time period as the borrower once again became delinquent on their loan payments.  Approximately 20% of the loans that entered the 30-89 days delinquent category during the past two quarters progressed to the non-performing loan or REO categories.

Non-performing loans increased $8.7 million from $13.7 million at September 30, 2008 to $22.4 million at March 31, 2009.  At March 31, 2009, 46% of non-performing loans were secured by property in our market areas and 54% were purchased from nationwide lenders.  There is not believed to be a geographic trend associated with our purchased non-performing loans.  The weighted average LTV ratio of non-performing one-to-four family loans at March 31, 2009 was approximately 74% based on the current loan balance and the most recent bank appraisal available, or the lesser of the purchase price or original appraisal. The increase in non-performing loans reflects the economic recession coupled with the continued deterioration of the housing market.  The conditions in the housing market are evidenced by declining house prices, fewer home sales, increasing inventories of houses on the market and an increase in the length of time houses remain on the market.  The increase in non-performing loans increased our ratio of non-performing loans to total loans from 0.26% as of September 30, 2008 to 0.42% at March 31, 2009.

At March 31, 2009, non-performing loans with LTV ratios greater than 80% comprised 13% of total non-performing loans.  Of these loans, 84% have private mortgage insurance which substantially reduces or eliminates the Bank’s exposure to loss.  The balance of non-performing loans with LTV ratios greater than 80% with no private mortgage insurance was $502 thousand at March 31, 2009.  At origination, these loans had LTV ratios less than 80%, but as a result of updating the appraisals, the LTV ratios are now in excess of 80%.

Management maintains an allowance for loan losses to absorb known and inherent losses in the loan portfolio based upon ongoing quarterly assessments of the loan portfolio.  Our allowance for loan loss methodology considers a number of quantitative and qualitative factors, including the trend and composition of our delinquent and non-performing loans, results of foreclosed property transactions, and the status and trends of the local and national economies and housing markets.  See “Critical Accounting Policies – Allowance for Loan Losses.”  The $2.1 million provision for loan loss reflects our current quarter change in the allowance for loan loss methodology and accounts for charge-offs during the quarter.  Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic or other conditions differ substantially from the current operating environment.

The following table presents the Company’s activity for the allowance for loan losses and related ratios at the dates and for the periods indicated.

	For the Three Months Ended			For the Six Months Ended
	March 31,	December 31,	March 31,	March 31,
	2009	2008	2008	2009	2008
	(Dollars in thousands)			(Dollars in thousands)
Beginning balance	$6,137	$5,791	$4,171	$5,791	$4,181
Charge-offs:
One- to four-family loans–originated	12	10	33	22	30
One- to four-family loans–purchased	766	182	--	948	--
Multi-family loans	--	--	--	--	--
Commercial and other loans	--	--	--	--	--
Consumer loans	2	11	7	13	20
Total charge-offs	780	203	40	983	50
Recoveries	--	--	--	--	--
Provision charged to expense	2,107	549	119	2,656	119
Ending balance	$7,464	$6,137	$4,250	$7,464	$4,250

Allowance for loan losses to non-
performing loans at period end	33.36%	31.91%	43.00%
Allowance for loan losses to loans
receivable, net at period end	0.14%	0.11%	0.08%

Historically, our charge-offs have been low due to our low level of non-performing loans and the amount of underlying equity in the properties collateralizing one-to-four-family loans.  The increase in non-performing purchased loans and the decline in real estate and housing markets have begun to result in higher charge-offs, specifically related to purchased loans.  However, the overall amount of charge-offs has not been significant because of our underwriting standards and the geographic areas in which the Bank lends.

The following table presents the Company’s allocation of the allowance for loan losses to each respective loan category at March 31, 2009 and September 30, 2008.

	At				At
	March 31, 2009				September 30, 2008
	Amount of	% of ALLL	Total	% of Loans	Amount of	% of ALLL	Total	% of Loans
	ALLL	to Total ALLL	Loans	to Total Loans	ALLL	to Total ALLL	Loans	to Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$3,351	44.9%	$4,262,813	78.6%	$3,076	53.2%	$4,302,870	80.0%
Purchased	3,695	49.5%	822,413	15.2%	2,307	39.8%	723,488	13.5%
Multi-family and commercial	64	0.8%	67,278	1.2%	53	0.9%	56,081	1.0%
Construction and development	36	0.5%	63,823	1.2%	41	0.7%	85,178	1.6%
Consumer	318	4.3%	206,471	3.8%	314	5.4%	212,228	3.9%
	$7,464	100.0%	$5,422,798	100.0%	$5,791	100.0%	$5,379,845	100.0%

Mortgage-Backed Securities.  The balance of MBS decreased $30.0 million from $2.23 billion at September 30, 2008 to $2.20 billion at March 31, 2009.  The following tables provide a summary of the activity in our portfolio of MBS for the periods presented.  The yields and weighted average life (“WAL”) for purchases are presented as recorded at the time of purchase.  The yields for the beginning and ending balances are as of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented.  The decrease in the yield at March 31, 2009 compared to September 30, 2008 was due to repricing and to the purchase of securities with yields lower than the overall portfolio.  The beginning and ending WAL is the estimated remaining maturity after historical prepayment speeds have been applied.  The increase in the WAL at March 31, 2009 compared to September 30, 2008 was due to a projected slowdown in future prepayments during the current quarter.

	For the Three Months Ended
	March 31, 2009			December 31, 2008			September 30, 2008			June 30, 2008
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance	$2,176,302	4.82%	5.81	$2,234,339	4.82%	5.05	$2,066,685	4.76%	4.32	$2,076,766	4.70%	4.88
Maturities and repayments	(107,388)			(90,194)			(112,777)			(172,376)
Net amortization of premiums/discounts	46			27			23			(9)
Purchases:
Fixed	--	--	--	--	--	--	60,137	5.03	4.48	129,614	4.64	4.56
Adjustable	118,469	2.68	1.90	--	--	--	219,888	4.99	5.07	50,443	4.25	4.04
Change in valuation on AFS securities:	16,940			32,130			383			(17,753)
Ending balance	$2,204,369	4.72%	5.55	$2,176,302	4.82%	5.81	$2,234,339	4.82%	5.05	$2,066,685	4.76%	4.32

	For the Six Months Ended
	March 31, 2009			March 31, 2008
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance	$2,234,339	4.82%	5.05	$1,414,271	4.46%	4.04
Maturities and repayments	(197,582)			(214,925)
Net amortization of premiums/discounts	73			(761)
Purchases:
Fixed	--	--	--	595,430	4.99	4.64
Adjustable	118,469	2.68	1.90	274,843	4.77	4.94
Change in valuation on AFS securities:	49,070			7,908
Ending balance	$2,204,369	4.72%	5.55	$2,076,766	4.70%	4.88

Investment Securities.  Investment securities, which consist primarily of agency bonds (primarily issued by FNMA, FHLMC, or FHLB) and municipal investments, increased $72.0 million from $142.4 million at September 30, 2008 to $214.4 million at March 31, 2009.  The following tables provide a summary of the activity of investment securities for the periods presented.  The yields for the beginning and ending balances are as of the periods presented.  The decrease in the yield at March 31, 2009 compared to September 30, 2008 was a result of calls and/or maturities of securities with yields higher than the overall portfolio yield.  The beginning and ending WAL represent the estimated remaining maturity of the securities after projected call dates have been considered, based upon market rates at each date presented.  The decrease in the WAL at March 31, 2009 compared to September 30, 2008 was due to issuers of certain securities in the portfolio exercising their option to call the security, to maturing securities, and to purchases of investment securities with WALs shorter than that of the portfolio.

	For the Three Months Ended
	March 31, 2009			December 31, 2008			September 30, 2008			June 30, 2008
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance	$105,965	3.34%	3.64	$142,359	3.94%	6.06	$144,346	3.94%	4.45	$88,597	4.48%	2.78
Maturities and calls	(22,168)			(37,428)			(119)			(4,009)
Net amortization of premiums/discounts	(329)			(247)			(244)			(204)
Purchases:
Fixed	131,229	1.62	1.04	886	4.52	2.75	--			56,669	3.12	1.46
Adjustable	--	--	--	--	--	--	--	--	--	3,874	6.58	28.98
Change in valuation of AFS securities	(287)			395			(1,624)			(581)
Ending balance	$214,410	2.16%	2.32	$105,965	3.34%	3.64	$142,359	3.94%	6.06	$144,346	3.94%	4.45

	For the Six Months Ended
	March 31, 2009			March 31, 2008
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance	$142,359	3.94%	6.06	$524,168	4.52%	1.66
Maturities and calls	(59,596)			(609,890)
Net amortization of premiums/discounts	(576)			478
Purchases:
Fixed	132,115	1.64	1.05	173,843	4.23	0.94
Adjustable	--	--	--	--	--	--
Change in valuation of AFS securities	108			(2)
Ending balance	$214,410	2.16%	2.32	$88,597	4.48%	2.78

Liabilities.   Total liabilities increased from $7.18 billion at September 30, 2008 to $7.35 billion at March 31, 2009.  The $169.5 million increase in liabilities was primarily a result of an increase in deposits of $192.6 million.  The increase in deposits was a result of an increase in certificates, money market, and checking accounts.  We believe the turmoil in the credit and equity markets has made deposit products in strong financial institutions, like the Bank, desirable for many customers.

During the current quarter, the Bank prepaid $575.0 million of fixed-rate FHLB advances with a weighted average contractual rate of 6.35%.  The prepaid FHLB advances were replaced with $575.0 million of fixed-rate FHLB advances with a weighted average contractual interest rate of 3.70%.  The Bank paid a $36.2 million prepayment penalty to the FHLB.  The prepayment penalty was deferred as an adjustment to the carrying value of the new advances and will be recognized as expense over the life of the new advances, resulting in an effective rate of 5.05% on the new advances.  See additional discussion of the transaction in “Notes to Financial Statements-- Note 4 – FHLB Advances.”

The following table presents the amount, average rate and percentage of total deposits for checking, savings, money market and certificates for the periods presented.

	At			At			At			At
	March 31, 2009			December 31, 2008			September 30, 2008			June 30, 2008
		Average	% of		Average	% of		Average	% of		Average	% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Checking	$448,086	0.21%	10.89%	$429,170	0.21%	11.10%	$400,461	0.21%	10.21%	$419,678	0.21%	10.59%
Savings	229,905	0.72	5.58	227,773	0.87	5.89	232,103	1.51	5.91	232,807	1.64	5.88
Money market	826,488	1.04	20.08	781,832	1.12	20.21	772,323	1.48	19.68	811,415	1.46	20.48
Certificates	2,612,035	3.45	63.45	2,428,529	3.64	62.80	2,518,996	3.91	64.20	2,497,643	4.16	63.05
Total deposits	$4,116,514	2.46%	100.00%	$3,867,304	2.59%	100.00%	$3,923,883	2.91%	100.00%	$3,961,543	3.04%	100.00%

At March 31, 2009, $95.9 million of the $2.61 billion in certificates were brokered deposits, compared to $180.6 million in brokered deposits at September 30, 2008.  The remaining brokered deposits will mature within one year.  Management regularly considers brokered deposits as a source of funding, but does not currently consider the cost of this funding source to be balanced with investment opportunities.  As of March 31, 2009, $95.0 million in certificates were public unit deposits, compared to no public unit deposits at September 30, 2008.  Management will continue to monitor the wholesale deposit market for attractive opportunities.

Stockholders’ Equity.  Stockholders’ equity increased $45.2 million from $871.2 million at September 30, 2008 to $916.4 million at March 31, 2009.  The increase was primarily a result of an increase in unrealized gains on AFS securities of $30.6 million and net income of $34.0 million, partially offset by dividends paid of $23.2 million.

On April 21, 2009, the board of directors approved a dividend of $0.50 per public share.  The dividend will be paid on May 15, 2009 to stockholders of record on May 1, 2009.  It is the board of directors’ intention to continue to pay regular quarterly dividends of $0.50 per share for the foreseeable future.

Dividends from the Company are the only source of funds for MHC.  It is expected that MHC will waive future dividends except to the extent they are needed to fund its continuing operations.  The following table shows the number of shares eligible to receive dividends (“public shares”) because of the waiver of dividends by MHC at March 31, 2009.  The unvested shares in the ESOP receive cash equal to the dividends paid on the public shares.  The cash received is used to repay the annual debt obligation on the loan taken out by the ESOP from the Company at the time of the mutual-to-stock conversion of the Bank to purchase shares for the ESOP.  These shares are held in trust for a future employee benefit, and are therefore excluded from the calculation of public shares.

Total voting shares outstanding at September 30, 2008	74,079,868
Treasury stock acquisitions	(56,063)
RRP grants	--
Options exercised	67,250
Total voting shares outstanding at March 31, 2009	74,091,055
Unvested shares in ESOP	(1,008,194)
Shares held by MHC	(52,192,817)
Total shares eligible to receive dividends at March 31, 2009 (public shares)	20,890,044

The following table presents quarterly dividends paid in calendar years 2009, 2008, and 2007.  The dollar amounts represent dividends paid during the quarter.  The actual amount of dividends to be paid during the quarter ending June 30, 2009, as declared on April 21, 2009, will be based upon the number of shares outstanding on the record date of May 1, 2009.  All shares outstanding presented in the table below, except for the quarter ending June 30, 2009, are as of the date of record per the dividend declaration.  For the purposes of the table below, the number of dividend shares for the quarter ending June 30, 2009 is based upon shares outstanding on April 27, 2009.  This does not represent the actual dividend payout, but rather management’s estimate of the number of shares eligible to receive the dividend and the total dividend payout as of April 27, 2009.

	Calendar Year
	2009	2008	2007
	(Dollars in thousands, except per share amounts)
Quarter ended March 31
Number of dividend shares	20,874,269	20,660,510	20,520,793
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,436	$10,330	$10,261
Quarter ended June 30
Number of dividend shares	20,890,044	20,661,660	20,673,933
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,445	$10,331	$10,337
Quarter ended September 30
Number of dividend shares		20,668,519	20,694,333
Dividend per share		$0.50	$0.50
Total dividends paid		$10,334	$10,347
Quarter ended December 31
Number of dividend shares		20,881,157	20,860,278
Dividend per share		$0.50	$0.50
Total dividends paid		$10,440	$10,430
Special year end dividend
Number of dividend shares		20,881,157	--
Dividend per share		$0.11	$--
Total dividends paid		$2,297	$--

Calendar year-to-date dividends per share	$1.00	$2.11	$2.00

Analysis of Net Interest Income

Net interest income represents the difference between interest income earned on interest-earning assets, such as mortgage loans, investment securities, and MBS, and interest paid on interest-bearing liabilities, such as deposits, FHLB advances, and other borrowings.  Net interest income depends on the balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.

Average Balance Sheet:   The following table presents the average balances of our assets, liabilities and stockholders’ equity and the related annualized yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated and the yield/rate on our interest-earning assets and interest-bearing liabilities at March 31, 2009.  Average yields are derived by dividing annualized income by the average balance of the related assets and average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances, except as noted.  The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates. Yields on tax-exempt securities were not calculated on a tax-equivalent basis.
	At	For the Three Months Ended
	March 31, 2009	March 31, 2009		December 31, 2008		September 30, 2008		March 31, 2008
		Average		Average		Average		Average
	Yield/	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/
	Rate	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Assets:		(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	5.54%	$5,485,551	5.65%	$5,419,179	5.66%	$5,328,776	5.69%	$5,306,797	5.67%
MBS(2)	4.72	2,120,481	4.73	2,201,531	4.80	2,192,268	4.77	1,756,593	4.61
Investment securities(2)	2.16	125,932	3.03	136,295	3.89	144,718	3.95	304,470	4.02
Capital stock of FHLB	2.39	130,574	2.42	124,958	2.48	124,365	4.72	130,752	5.73
Cash and cash equivalents	0.24	103,768	0.26	33,025	0.58	59,351	1.92	171,356	3.16
Total interest-earning assets (1) (2)	5.10	7,966,306	5.24	7,914,988	5.32	7,849,478	5.36	7,669,968	5.31
Other noninterest-earning assets		201,462		161,092		151,695		202,741
Total assets		$8,167,768		$8,076,080		$8,001,173		$7,872,709

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	0.73	227,431	0.74	229,540	1.07	231,986	1.66	228,710	1.66
Checking	0.21	423,107	0.20	405,787	0.21	403,327	0.20	395,295	0.21
Money market	1.04	800,155	1.08	775,386	1.31	799,408	1.45	810,464	2.22
Certificates	3.45	2,529,090	3.52	2,473,763	3.75	2,485,619	3.99	2,531,232	4.68
Total deposits	2.46	3,979,783	2.52	3,884,476	2.73	3,920,340	2.94	3,965,701	3.56
FHLB advances	4.30	2,451,927	4.40	2,477,961	4.72	2,469,082	4.73	2,602,210	4.88
Other borrowings	3.96	713,600	3.99	713,585	4.24	638,463	4.10	323,323	4.74
Total borrowings	4.22	3,165,527	4.31	3,191,546	4.61	3,107,545	4.60	2,925,533	4.86
Total interest-bearing liabilities	3.22	7,145,310	3.31	7,076,022	3.58	7,027,885	3.67	6,891,234	4.11
Other noninterest-bearing liabilities		114,699		121,970		103,332		111,881
Stockholders’ equity		907,759		878,088		869,956		869,594
Total liabilities and
stockholders’ equity		$8,167,768		$8,076,080		$8,001,173		$7,872,709

(Continued)

Net interest rate spread	1.88%		1.93%		1.74%		1.68%		1.20%
Net interest-earning assets		$820,996		$838,966		$821,593		$778,734
Net interest margin			2.30%		2.08%		2.03%		1.62%
Ratio of interest-earning assets
to interest-bearing liabilities			1.11		1.12		1.12		1.11

Selected performance ratios:
Return on average assets (annualized)			0.89%		0.79%		0.79%		0.60%
Return on average equity (annualized)			7.99%		7.22%		7.25%		5.39%
Average equity to average assets			11.11%		10.87%		10.87%		11.05%

(Concluded)

(1) Calculated net of deferred loan fees, loan discounts, and loans in process.  Non-accruing loans are included in the loans receivable average balance with a yield of zero percent.

(2) MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

The following table presents selected income statement information for the quarters indicated.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2009	2008	2008	2008	2008
Selected income statement data:	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Loans receivable	$77,446	$76,716	$75,830	$74,651	$75,276
MBS	25,088	26,402	26,153	24,869	20,246
Investment securities	955	1,326	1,428	1,298	3,061
Other interest and dividend income	846	829	1,766	1,967	3,233
Total interest and dividend income	104,335	105,273	105,177	102,785	101,816

Interest expense:
FHLB advances	26,653	29,545	29,543	30,248	31,796
Deposits	24,711	26,785	29,083	31,174	35,145
Other borrowings	7,109	7,725	6,693	4,682	3,873
Total interest expense	58,473	64,055	65,319	66,104	70,814

Provision for loan losses	2,107	549	330	1,602	119

Net interest and dividend income
(after provision for loan losses)	43,755	40,669	39,528	35,079	30,883

Other income	6,936	6,642	7,589	7,345	7,982
Other expenses	21,995	22,187	21,795	19,836	20,907
Income tax expense	10,564	9,272	9,563	8,233	6,231
Net income	$18,132	$15,852	$15,759	$14,355	$11,727

Efficiency ratio	41.66	46.36	45.94	45.05	53.63

Basic earnings per share	$0.25	$0.22	$0.22	$0.20	$0.16
Diluted earnings per share	$0.25	$0.22	$0.22	$0.20	$0.16
Dividends declared per public share	$0.50	$0.61	$0.50	$0.50	$0.50

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

Net income for the quarter ended March 31, 2009 was $18.1 million compared to $11.7 million for the same period in the prior fiscal year. The $6.4 million increase in net income was primarily a result of a $12.3 million decrease in interest expense, partially offset by a $4.3 million increase in income tax expense.

Interest and Dividend Income
Total interest and dividend income for the quarter was $104.3 million compared to $101.8 million for the prior year quarter.  The $2.5 million increase was a result of an increase in interest income on MBS of $4.9 million and interest income on loans receivable of $2.2 million, partially offset by a decrease in interest income on investment securities of $2.1 million, a decrease in interest income on cash and cash equivalents of $1.3 million, and a decrease in dividends received on FHLB stock of $1.1 million.

Interest income on loans receivable for the quarter was $77.4 million compared to $75.3 million for the prior year quarter.  The $2.1 million increase was a result of a $178.8 million increase in the average balance of the loan portfolio between the two periods, partially offset by a two basis point decrease in the weighted average yield of the portfolio from 5.67% in the prior year quarter to 5.65% for the current quarter.  The increase in the average balance was primarily due to loan purchases between the two periods.  The decrease in the weighted average yield was primarily a result of the home equity loan portfolio repricing to lower market interest rates.

Interest income on MBS for the quarter was $25.1 million compared to $20.2 million for the prior year quarter.  The $4.9 million increase in interest income was due to an increase of $363.9 million in the average balance of the MBS portfolio and to a lesser extent, an increase of 12 basis points in the weighted average yield to 4.73% for the current quarter.  The increase in the average portfolio balance was a result of purchases.  The funds for the purchases came from maturities and calls of investment securities and from new borrowings.  The weighted average yield of the MBS portfolio increased between the two periods due to purchases of MBS at an average yield higher than the existing portfolio between the two periods.

Interest income on investment securities for the quarter was $955 thousand compared to $3.1 million for the prior year quarter.  The $2.1 million decrease in interest income was primarily a result of a decrease of $178.5 million in the average balance of the portfolio and, to a lesser extent, a 99 basis point decrease in the weighted average portfolio yield to 3.03% for the current quarter.  The decrease in the average balance was a result of calls and maturities that were not reinvested in their entirety into the investment securities portfolio but rather were invested in the higher yielding MBS portfolio.  The decrease in the weighted average yield of the portfolio was attributed to maturities and calls of securities with weighted average yields greater than the portfolio, and also due to reinvestments made at lower yields than the overall portfolio yield.

Dividends on FHLB stock for the quarter were $778 thousand compared to $1.9 million for the prior year quarter.  The $1.1 million decrease was primarily due to a 331 basis point decrease in the weighted average yield.  The dividend rate on FHLB stock correlates to the federal funds rate, which decreased between periods.

Interest income on cash and cash equivalents for the quarter was $68 thousand, compared to $1.4 million in the prior year quarter.  The decrease was due to a 290 basis point decrease in the weighted average yield, and a decrease in the average balance of $67.6 million.  The decrease in the weighted average yield was a result of a decrease in short-term interest rates between periods.  The decrease in the average balance was a result of the timing of cash being utilized to purchase MBS and to repay maturing FHLB advances.

Interest Expense
Interest expense on deposits for the current quarter was $24.7 million compared to $35.1 million for the prior year quarter.  The $10.4 million decrease in interest expense was a result of a decrease in the average rate paid on the certificate, money market, and savings deposit portfolios due to the portfolios repricing to lower market rates.

Interest expense on FHLB advances for the current quarter was $26.7 million compared to $31.8 million for the prior year quarter.  The $5.1 million decrease in interest expense was primarily a result of a decrease in the average rate as a result of the refinance of advances during the second quarter of fiscal year 2009 and the termination and maturity of the interest rate swap agreements during fiscal year 2008, and due to a decrease in the average balance.

See additional discussion of the refinance of the FHLB advances in “Notes to Financial Statements-- Note 4 – FHLB Advances.”

Interest expense on other borrowings was $7.1 million compared to $3.9 million in the prior year quarter.  The $3.2 million increase was due to an increase in the average balance of other borrowings due to the Bank entering into $260.0 million of repurchase agreements between the two periods.  The proceeds from the repurchase agreements were used to purchase MBS and to repay maturing FHLB advances.

Provision for Loan Losses
The Bank recorded a provision for loan losses of $2.1 million during the current quarter, compared to $119 thousand in the prior year quarter.  The provision for loan losses recorded in the current quarter reflects the change in our allowance for loan loss methodology and charge-offs during the quarter.  See additional discussion regarding the provision for loan losses in the sections entitled “Critical Accounting Policies – Allowance for Loan Losses” and “Asset Quality.”

Other Income and Expense
Total other income for the current quarter was $6.9 million compared to $8.0 million in the prior year quarter.  The $1.1 million decrease in other income was primarily a result of a $1.1 million decrease in other income, net primarily due to the redemption of shares received in the Visa, Inc. initial public offering of $992 thousand in the prior year quarter.

Total other expenses for the current quarter increased $1.1 million to $22.0 million, compared to $20.9 million in the prior year quarter.  The increase was due primarily to increases in advertising expense of $561 thousand.  The increase in advertising expense was due to expense associated with the Bank’s new debit card rewards program and advertising campaigns undertaken to reassure customers of the Bank’s safety and soundness in response to current economic conditions.

Income Tax Expense
Income tax expense for the current quarter was $10.6 million compared to $6.2 million in the prior year quarter.  The increase in income tax expense was primarily due to an increase in earnings compared to the prior year quarter.  The effective tax rate was 36.8% for the current year quarter, compared to 34.7% for the prior year quarter.  The 210 basis point difference in effective tax rates between the two periods was primarily a result of a decrease in nontaxable income from BOLI, an increase in nondeductible expenses associated with the ESOP and an increase in pre-tax income which reduced the effective tax rate benefit of nontaxable income. In addition, the prior year quarter included a decrease in FASB Interpretation Number (“FIN”) 48 items due to lapses in applicable statutes of limitations.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended March 31, 2009 to the quarter ended March 31, 2008.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended March 31,
	2009 vs. 2008
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$2,489	$(319)	$2,170
MBS	4,293	549	4,842
Investment securities	(1,484)	(622)	(2,106)
Capital stock of FHLB	(3)	(1,083)	(1,086)
Cash equivalents	(391)	(910)	(1,301)
Total interest-earning assets	$4,904	$(2,385)	$2,519

Interest-bearing liabilities:
Savings	$(5)	$(533)	$(538)
Checking	4	--	4
Money market	(58)	(2,328)	(2,386)
Certificates	(26)	(7,488)	(7,514)
FHLB advances	(1,825)	(3,318)	(5,143)
Other borrowings	3,867	(631)	3,236
Total interest-bearing liabilities	$1,957	$(14,298)	$(12,341)

Net change in net interest and dividend income	$2,947	$11,913	$14,860

Comparison of Operating Results for the Six Months Ended March 31, 2009 and 2008

Net income for the six months ended March 31, 2009 was $34.0 million compared to $20.8 million for the same period in the prior fiscal year. The $13.2 million increase in net income was primarily a result of a $22.7 million decrease in interest expense and a $6.8 million increase in interest and dividend income, partially offset by a $8.4 million increase in income tax expense, a $3.8 million increase in other expenses, and a $2.5 million increase in provision for loan loss.

Interest and Dividend Income
Total interest and dividend income for the six months ended March 31, 2009 was $209.6 million compared to $202.8 million for the prior year period.  The $6.8 million increase was a result of an increase in interest income on MBS of $14.1 million and an increase in interest income on loans receivable of $2.7 million, partially offset by a decrease in interest income on investment securities of $4.9 million, a decrease in interest income on cash and cash equivalents of $2.7 million, and a decrease in dividends received on FHLB stock of $2.3 million.

Interest income on loans receivable for the six months ended March 31, 2009 was $154.2 million compared to $151.5 million for the prior year period.  The $2.7 million increase was a result of a $143.7 million increase in the average balance of the loan portfolio between the two periods, partially offset by a decrease of 5 basis points in weighted average yield of the portfolio to 5.66% for the current six month period.  The decrease in the weighted average yield was primarily a result of the home equity loan portfolio repricing to lower market interest rates.

Interest income on MBS for the six months ended March 31, 2009 was $51.5 million compared to $37.4 million for the prior year period.  The $14.1 million increase in interest income was due to an increase of $535.3 million in the average balance and, to a lesser extent, an increase of 16 basis points in the weighted average yield to 4.76% for the for the current six month period.  The increase in the average portfolio balance was a result of purchases.  The funds for the purchases came from maturities and calls of investment securities and from new borrowings.  The weighted average yield of the MBS portfolio increased between the two periods due to purchases of MBS at an average yield higher than the existing portfolio between the two periods.

Interest income on investment securities for the six months ended March 31, 2009 was $2.3 million compared to $7.2 million for the prior year period.  The $4.9 million decrease in interest income was primarily a result of a decrease of $216.9 million in the average balance of the portfolio and a 65 basis point decrease in the weighted average portfolio yield to 3.48% for the for the current six month period.  The decrease in the average balance was a result of calls and maturities that were not reinvested in their entirety into the investment securities portfolio but rather into the higher yielding MBS portfolio and also to repay maturing FHLB advances.  The decrease in the weighted average yield of the portfolio was attributed to maturities and calls of securities with weighted average yields greater than that of the portfolio, and also due to reinvestments made at lower yields than the overall portfolio yield.

Dividends on FHLB stock for the six months ended March 31, 2009 were $1.6 million compared to $3.9 million for the prior year period.  The $2.3 million decrease was primarily due to a 352 basis point decrease in the weighted average yield.  The dividend rate on FHLB stock correlates to the federal funds rate, which decreased during the period.

Interest income on cash and cash equivalents for the six months ended March 31, 2009 was $117 thousand, compared to $2.8 million in the prior year period.  The decrease was due to a 334 basis point decrease in the weighted average yield, and a decrease in the average balance of $77.8 million.  The decrease in the weighted average yield was a result of a decrease in short-term interest rates during the period.  The decrease in the average balance was a result of cash being utilized to purchase MBS and to repay maturing FHLB advances.

Interest Expense
Total interest expense for the six months ended March 31, 2009 was $122.5 million, compared to $145.2 million for the prior year period.  The $22.7 million decrease was primarily due to a decrease in interest expense on deposits of $21.7 million.

Interest expense on deposits for the six months ended March 31, 2009 was $51.5 million compared to $73.2 million for the prior year period.  The $21.7 million decrease in interest expense was primarily a result of a decrease in the average rate paid on certificate of deposit, savings, and money market portfolios due to the portfolios repricing to lower market rates.

Interest expense on FHLB advances for the current six month period was $56.2 million compared to $66.0 million for the prior year period.  The $9.8 million decrease in interest expense was primarily a result of a decrease in rate as a result of the termination and maturity of the interest rate swap agreements during fiscal year 2008 and to the refinance of $575.0 million of advances during the second quarter of fiscal year 2009.  The decrease was also due to a decrease in the average balance as a result of maturing advances that were not renewed.  See additional discussion of the refinance of the FHLB advances in “Notes to Financial Statements-- Note 4 – FHLB Advances.”

Interest expense on other borrowings was $14.8 million compared to $6.1 million in the prior year period.  The $8.7 million increase was due to an increase in the average balance of other borrowings due to the Bank entering into $260.0 million of repurchase agreements between the two periods.  The proceeds from the repurchase agreement funds were used to purchase MBS and to repay maturing FHLB advances.

Provision for Loan Losses
The Bank recorded a provision for loan losses of $2.7 million during the current six month period, compared to a provision of $119 thousand in the prior year period.  Of the $2.7 million, $2.1 million was recorded in the second quarter of 2009, and reflects the changes in our allowance for loss methodology and charge-offs during the quarter. See additional discussion regarding the provision for loan losses in the sections entitled “Critical Accounting Policies – Allowance for Loan Losses” and “Asset Quality.”

Other Income and Expense
Total other income for the current six month period was $13.6 million compared to $15.1 million in the prior year period.  The $1.5 million decrease in other income was primarily a result of a $1.3 million decrease in other income, net primarily due to the redemption of shares received in the Visa, Inc. initial public offering of $992 thousand in the prior year period and to a decrease in income from BOLI of $608 thousand as a result of a decrease in market interest rates.

Total other expenses for the current six month period increased $3.8 million to $44.2 million, compared to $40.4 million in the prior year period.  The increase was due to increases in advertising expense of $1.5 million, other expense, net of $1.3 million, and salaries and employee benefits of $1.0 million.  The increase in advertising expense was due to advertising campaigns undertaken to reassure customers of the Bank’s safety and soundness in response to current economic conditions, and to expense associated with the Bank’s new debit card rewards program.  The increase in other expense, net was due primarily to REO operations and to an impairment and valuation allowance taken on the MSR asset due to an increase in prepayment speeds.  These increases were partially offset by the reversal of a portion of the Visa, Inc. litigation liability accrued in the prior year period. The increase in salaries and employee benefits was due to an increase in costs associated with the ESOP as a result of a higher average CFFN stock price in the current period compared to the prior year period.

Income Tax Expense
Income tax expense for the current six month period was $19.8 million compared to $11.4 million in the prior year period.  The increase in income tax expense was primarily due to an increase in earnings compared to the prior year period.  The effective tax rate was 36.9% for the current year period, compared to 35.4% for the prior year period.  The 150 basis point difference in effective tax rates between the two periods was primarily a result of a decrease in nontaxable income from BOLI, an increase in nondeductible expenses associated with the ESOP and an increase in pre-tax income which reduced the effective tax rate benefit of nontaxable income.

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

	For the Six Months Ended
	March 31, 2009		March 31, 2008
	Average		Average
	Outstanding	Yield/	Outstanding	Yield/
	Balance	Rate	Balance	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,452,000	5.66%	$5,308,286	5.71%
MBS(2)	2,161,451	4.76	1,626,128	4.60
Investment securities(2)	131,171	3.48	348,058	4.13
Capital stock of FHLB	127,735	2.45	132,072	5.97
Cash and cash equivalents	72,342	0.32	150,176	3.66
Total interest-earning assets (1) (2)	7,944,699	5.28	7,564,720	5.36
Other noninterest-earning assets	176,721		203,036
Total assets	$8,121,420		$7,767,756

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Savings	$228,497	0.91	$230,832	2.00
Checking	414,352	0.21	388,987	0.21
Money market	787,634	1.19	802,383	2.67
Certificates	2,501,123	3.64	2,517,775	4.73
Total deposits	3,931,606	2.63	3,939,977	3.70
FHLB advances	2,465,087	4.56	2,597,716	5.04
Other borrowings	713,593	4.11	236,049	5.07
Total borrowings	3,178,680	4.46	2,833,765	5.04
Total interest-bearing liabilities	7,110,286	3.45	6,773,742	4.26
Other noninterest-bearing liabilities	118,373		124,776
Stockholders’ equity	892,761		869,238
Total liabilities and stockholders’ equity	$8,121,420		$7,767,756

Net interest rate spread		1.83%		1.10%
Net interest-earning assets	$834,413		$790,978
Net interest margin		2.19%		1.52%
Ratio of interest-earning assets
to interest-bearing liabilities		1.12		1.12

Selected Performance Ratios:
Return on average assets (annualized)		0.84%		0.54%
Return on average equity (annualized)		7.61%		4.80%
Average equity to average assets		10.99%		11.19%

(1) Calculated net of deferred loan fees, loan discounts, and loans in process.  Non-accruing loans are included in the loans receivable average balance with a yield of zero percent.

(2)MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the six months ended March 31, 2009 to the six months ended March 31, 2008.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Six Months Ended
	March 31, 2009 vs. March 31, 2008
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$3,987	$(1,364)	$2,623
MBS	12,768	1,349	14,117
Investment securities	(3,916)	(994)	(4,910)
Capital stock of FHLB	(126)	(2,260)	(2,386)
Cash and cash equivalents	(971)	(1,709)	(2,680)
Total interest-earning assets	$11,742	$(4,978)	$6,764

Interest-bearing liabilities:
Savings(1)	$(24)	$(1,269)	$(1,293)
Checking	27	--	27
Money market	(197)	(5,939)	(6,136)
Certificates(1)	(398)	(13,882)	(14,280)
FHLB advances	(3,403)	(6,356)	(9,759)
Other borrowings	9,589	(835)	8,754
Total interest-bearing liabilities	$5,594	$(28,281)	$(22,687)

Net change in net interest and dividend income	$6,148	$23,303	$29,451

Comparison of Operating Results for the Three Months Ended March 31, 2009 and December 31, 2008

For the quarter ended March 31, 2009, the Company recognized net income of $18.1 million, compared to net income of $15.9 million for the quarter ended December 31, 2008.

Interest and Dividend Income
Total interest and dividend income for the current quarter was $104.3 million compared to $105.3 million for the quarter ended December 31, 2008.  The decrease of $1.0 million was primarily a result of decreases in interest income on MBS of $1.3 million, partially offset by an increase in loans receivable of $730 thousand.

Interest income on loans receivable for the current quarter was $77.4 million compared to $76.7 million for the quarter ended December 31, 2008.  The $730 thousand increase in interest income was primarily a result of a $66.4 million increase in the average balance of the portfolio, partially offset by a decrease of one basis point in the weighted average yield.

Interest income on MBS for the current quarter was $25.1 million compared to $26.4 million for the quarter ended December 31, 2008.  The $1.3 million decrease was primarily a result of an $81.1 million decrease in the average balance of the portfolio and a decrease in the average yield of seven basis points.  The decrease in the average balance was a result of principal repayments.

Interest income on investment securities for the current quarter was $955 thousand compared to $1.3 million for the quarter ended December 31, 2008.  The slight decrease was primarily a result of an 86 basis point decrease in the weighted average yield and a $10.4 million decrease in the average balance.

Interest Expense
Interest expense decreased $5.6 million to $58.5 million for the current quarter from $64.1 million for the quarter ended December 31, 2008.  The decrease was due to a decrease in interest expense on FHLB advances of $2.9 million, a decrease in interest expense on deposits of $2.1 million, and a decrease in interest expense on other borrowings of $616 thousand.  The decrease in interest expense on FHLB advances was due to a decrease in the average rate as a result of the refinance of $575.0 million of FHLB advances during the current quarter.  The decrease in deposit interest expense was primarily a result of a decrease in the rate paid on the certificate of deposit portfolio, partially offset by an increase in the average balance of deposits of $95.3 million.  The decrease in interest expense on other borrowings was due to a decrease of 25 basis points in the average rate due to a decrease in the three-month LIBOR during the period.

Provision for Loan Losses
The Bank recorded a provision for loan losses of $2.1 million during the current quarter, compared to a provision of $549 thousand in the quarter ended December 31, 2008.  The provision for loan losses recorded in the current quarter reflects the change in our allowance for loan loss methodology and charge-offs during the quarter. See additional discussion regarding the provision for loan losses in the sections entitled “Critical Accounting Policies – Allowance for Loan Losses” and “Asset Quality.”

Other Income and Expense
Total other income increased $294 thousand to $6.9 million for the current quarter compared to $6.6 million for the quarter ended December 31, 2008.  The increase was due primarily to an increase of $492 thousand in gains on loans held for sale due to the sale of certain modified loans and an increase of $382 thousand in insurance commissions, partially offset by a decrease in retail fees of $499 thousand due to a decrease in ATM, debit card, and insufficient funds fees.

Total other expenses for the current quarter were $22.0 million for the current quarter, compared to $22.2 million in the prior quarter.  The decrease was due primarily to a decrease in salaries and employee benefits of $595 thousand, partially offset by increases in advertising of $205 thousand and other expenses, net of $204 thousand.  The decrease in salaries and employee benefits was due to an increase in deferred payroll costs related to SFAS 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating and Acquiring Loans and Initial Direct Costs of Leases” as a result of an increase in loan originations.  The decrease in salaries and employee benefits was also a result of a decrease in costs associated with the ESOP as a result of a lower average CFFN stock price in the current period compared to the prior period.

Income Tax Expense
Income tax expense for the current quarter was $10.6 million compared to $9.3 million for the quarter ended December 31, 2008.  The effective tax rate for each period was relatively unchanged at 36.8% for the current quarter, compared to 36.9% for the quarter ended December 31, 2008.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended March 31, 2009 to the quarter ended December 31, 2008.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended
	March 31, 2009 vs. December 31, 2008
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$876	$(146)	$730
MBS	(962)	(352)	(1,314)
Investment securities	(95)	(276)	(371)
Capital stock of FHLB	23	(25)	(2)
Cash and cash equivalents	57	(38)	19
Total interest-earning assets	$(101)	$(837)	$(938)

Interest-bearing liabilities:
Savings	$(8)	$(260)	$(268)
Checking	(2)	--	(2)
Money market	57	(577)	(520)
Certificates	417	(1,701)	(1,284)
FHLB advances	(229)	(2,663)	(2,892)
Other borrowings	--	(616)	(616)
Total interest-bearing liabilities	$235	$(5,817)	$(5,582)

Net change in net interest and dividend income	$(336)	$4,980	$4,644

Liquidity and Capital Resources

Liquidity management is both a daily and long-term function of our business management.  The Bank’s most available liquid assets, represented by cash and cash equivalents, available-for-sale mortgage-related and investment securities, and short-term investment securities, are products of its operating, investing and financing activities.  The Bank’s primary sources of funds are deposits, FHLB advances, other borrowings, repayments on and maturities of outstanding loans and MBS, other short-term investments, and funds provided from operations.  While scheduled payments from the amortization of loans and MBS and payments on short-term investments are relatively predictable sources of funds, deposit flows and prepayments on loans and MBS are greatly influenced by general interest rates, economic conditions and competition and are less predictable sources of funds.  The most significant liquidity challenge we currently face is the variability in cash flows as a result of mortgage modification and refinance activity.  To the extent possible, the Bank manages the cash flows of its loan and deposit portfolios by the rates it offers customers.  Sources of funds are used primarily to meet ongoing operations, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments.  At March 31, 2009, approximately $1.55 billion of the $2.61 billion in certificates of deposit were scheduled to mature within one year.  Included in that amount are $95.9 million of brokered deposits and $92.0 million in public unit deposits.  Based on past experience and our pricing strategy, we expect that a majority of the maturing retail deposits will renew, although no assurance can be given in this regard.  Management will continue to monitor the wholesale deposit market for attractive opportunities.

The Bank has paid competitive rates for its deposits while not “paying-up” in rates to grow its deposit base beyond the Bank’s need for funding.  The Bank’s borrowings have been used primarily to invest in U.S. government agency securities in order to improve the earnings of the Bank and to help with the management of its interest rate risk while maintaining its capital ratios in excess of regulatory standards for well-capitalized financial institutions.  In addition, the Bank’s focus on managing risk has provided it liquidity capacity by remaining below borrowing limits at FHLB and through the uncollateralized balance of its government agency MBS and investment securities available as collateral for borrowings.

The Bank has used FHLB advances to provide funds for lending and investment activities.  FHLB lending guidelines set borrowing limits as part of their underwriting standards.  At March 31, 2009, the Bank’s ratio of the face amount of advances to total assets, as reported to the Office of Thrift Supervision (“OTS”), was 30%.  Our advances are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to FHLB Topeka.  Advances in excess of 40% of total assets, but not exceeding 55% of total assets, may be approved by the president of FHLB Topeka based upon a review of documentation supporting the use of the advances.  Currently, the blanket pledge is sufficient collateral for our outstanding FHLB advances.  It is possible that increases in our borrowings or decreases in our loan portfolio could require the Bank to pledge securities as collateral on the FHLB advances.  The Bank’s policy allows borrowing from FHLB of up to 55% of total assets.

The Bank has used repurchase agreements primarily to fund purchases of MBS and to repay maturing FHLB advances.  The repurchase agreements are treated as secured borrowings and are reported as a liability of the Company on a consolidated basis.  The Bank has pledged securities with a market value of $768.6 million as collateral.  At the maturity date of these borrowings, the pledged securities will be delivered back to the Bank.  The Bank may enter into additional repurchase agreements as management deems appropriate.   At March 31, 2009, repurchase agreements were 8% of total assets.  The Bank’s policy allows for repurchase agreements to total up to 15% of total assets.

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

At March 31, 2009, cash and cash equivalents totaled $52.0 million, a decrease of $35.1 million from September 30, 2008.  The cash was used to fund loan originations and purchase securities.  The Company maintains access to additional liquidity through its management of the level of borrowings from the FHLB and counterparties of repurchase agreements through the availability of high quality collateral for borrowings.  At March 31, 2009, $1.02 billion of securities were eligible but unused for collateral.  Securities eligible for collateral consist of unpledged securities with current balances of $10.0 million or greater.  The Company also has access to the brokered deposit market but does not currently consider the cost of this funding source to be balanced with investment opportunities.

The Bank is a member of the Deposit Insurance Fund (the “DIF”), which is administered by the Federal Deposit Insurance Corporation (“FDIC”).  Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  Recent bank failures have decreased the DIF to levels below its required reserve ratio.  The FDIC is required to replenish the fund by increasing deposit insurance premiums when the reserve ratio is below $1.15 for every $100 insured.  In order to replenish the DIF, the FDIC has increased deposit insurance premiums to a level designed to restore the DIF to required levels within seven years, and has proposed a one-time special assessment of 20 basis points to be collected on September 30, 2009, based upon deposits at June 30, 2009.  The FDIC also instituted the Transaction Account Guarantee Program (“TAGP”).  The TAGP extended the FDIC’s insurance to full coverage of noninterest-bearing transaction accounts for participating institutions through the end of 2009 at an annualized rate of 10 basis points on deposit balances in excess of the $250 thousand insurance limit currently in place. The Bank is a participant in the TAGP, but does not expect this program to have a material impact on the FDIC assessment.  An institution (or its successor) insured by the FDIC on December 31, 1996 which had previously paid assessments was eligible for certain credit against deposit insurance assessments.  This credit had offset the majority of the Bank’s FDIC premium expense in past fiscal years but it is expected to be fully utilized during the third quarter of fiscal year 2009.  As a result of these factors, the Bank is anticipating an increase in deposit insurance premiums in fiscal year 2009.  Management estimates the increase to be approximately $2.9 million for fiscal year 2009 not allowing for the proposed special assessment by the FDIC.

It is management’s and the board of directors’ intention to continue to pay regular quarterly dividends of $0.50 per share for the foreseeable future.  MHC, which owns a majority of the outstanding shares of CFFN common stock, generally waives its right to receive dividends paid on the common stock.  See additional discussion and calculation of public shares in “Item 2, Management’s Discussion and Analysis – Stockholders’ Equity.” At March 31, 2009, CFFN, at the holding company level, had $113.9 million in cash and certificates of deposit at the Bank to be used to further the Company’s general corporate and capital management strategies, which could include the payment of dividends.

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  Under OTS safe harbor regulations, the Bank may distribute to the Company capital not exceeding net income for the current calendar year and the prior two calendar years.  For several periods prior to December 31, 2008, the Bank could not distribute capital to the Company without waivers of the safe harbor regulation, which it received.  The waiver was recently required as a result of lower earnings in prior periods compared to the timing of dividend payments by the Bank to the Company.  Currently, the Bank has authorization from the OTS to distribute capital from the Bank to the Company through the quarter ending June 30, 2009.  However, as of December 31, 2008, the Bank was no longer required to obtain a waiver, as the Bank’s capital distributions to the Company no longer exceeded the net income requirements noted above.

On October 3, 2008, the Emergency Economic Stabilization Act (“EESA”) was signed into law.  EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, MBS, and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a Troubled Asset Relief Program (“TARP”).  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program (“CPP”).  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  Since expanding lending is the primary purpose of CPP, management and the board of directors believe the Company is already well positioned to meet the CPP’s objective and therefore did not participate in the CPP.  The other provisions in the EESA did not have a material impact on the Company’s financial position, results of operations, cash flows, or liquidity.

Off Balance Sheet Arrangements, Commitments and Contractual Obligations
The Company, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities.  Commitments may include, but are not limited to:

•	the origination, purchase, or sale of loans,
•	the purchase or sale of investment securities and MBS,
•	extensions of credit on home equity loans and construction loans,
•	terms and conditions of operating leases, and
•	funding withdrawals of deposit accounts.

The Company’s contractual obligations related to operating leases and debentures have not changed significantly from September 30, 2008.  The following table summarizes our other contractual obligations as of March 31, 2009.

	Maturity Range
		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years

Certificates of Deposit	$2,612,035	$1,545,581	$945,691	$119,767	$996
Weighted average rate	3.45%	3.18%	3.88%	3.53%	4.11%

FHLB Advances	2,446,000	320,000	876,000	975,000	275,000
Weighted average rate	3.98%	4.37%	4.18	3.62	4.18%

Repurchase Agreements	660,000	--	395,000	145,000	120,000
Weighted average rate	3.97%	--%	3.94%	3.81%	4.24%

Commitments to originate and
purchase mortgage loans	215,962	215,962	--	--	--
Weighted average rate	5.08%	5.08%	--%	--%	--%

Commitments to fund unused home
equity lines of credit	271,893	271,893	--	--	--
Weighted average rate	4.43%	4.43%	--%	--%	--%

Unadvanced portion of
construction loans	27,058	27,058	--	--	--

A percentage of commitments to originate mortgage loans are expected to expire unfunded, so the amounts reflected in the table above are not necessarily indicative of future liquidity requirements.  Additionally, the Bank is not obligated to honor commitments to fund unused home equity lines of credit if a customer is delinquent or otherwise in violation of the loan agreement.

The maturity schedule for our certificate of deposit portfolio at March 31, 2009 is located under “Item 3. Quantitative and Qualitative Disclosure About Market Risk.”  We anticipate that we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

The following table presents the maturity of FHLB advances at par and repurchase agreements as of March 31, 2009.  The balance of FHLB advances excludes the deferred gain on the terminated interest rate swaps and the deferred prepayment penalty.  Management will continue to monitor the Bank’s investment opportunities and balance those opportunities with the cost of FHLB advances or other funding sources.

			Weighted	Weighted
	FHLB	Repurchase	Average	Average
Maturity by	Advances	Agreements	Contractual	Effective
Fiscal year	Amount	Amount	Rate	Rate
	(Dollars in thousands)
2009	$320,000	$--	4.37%	4.37%
2010	350,000	45,000	4.33	4.33
2011	276,000	200,000	4.42	4.42
2012	350,000	150,000	3.67	3.67
2013	525,000	145,000	3.74	4.00
2014	350,000	100,000	3.48	4.21
2015	100,000	20,000	4.02	5.13
2016	175,000	--	4.32	5.08
Total	$2,446,000	$660,000	3.98%	4.23%

 The following table presents the maturity of FHLB advances and other borrowings for the next four quarters as of March 31, 2009.  There are no maturities of repurchase agreements for the next four quarters.

Weighted
Maturity by		Average
Quarter End	Amount	Rate
(Dollars in thousands)
June 30, 2009	$--	--%
September 30, 2009	320,000	4.37
December 31, 2009	--	--
March 31, 2010	--	--
	$320,000	4.37%

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims.  In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company’s consolidated financial statements for the current interim or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.  Total equity under GAAP for the Bank was $841.7 million at March 31, 2009, or 10% of total Bank assets on that date.  As of March 31, 2009, the Bank exceeded all capital requirements of the OTS.  Due to our strong capital position and current ability to access liquidity in excess of needs, the Company did not participate in the TARP's CPP.

The following table presents the Bank’s regulatory capital ratios at March 31, 2009 based upon regulatory guidelines.
		Regulatory
		Requirement
	Bank	For “Well-
	Ratios	Capitalized” Status
Tangible equity	9.9%	N/A
Core capital	9.9%	5.0%
Tier I risk-based capital	23.0%	6.0%
Total risk-based capital	23.2%	10.0%

A reconciliation of the Bank’s equity under GAAP to regulatory capital amounts as of March 31, 2009 is as follows (dollars in thousands):

Total equity as reported under GAAP	$841,707
Unrealized gains on AFS securities	(24,622)
Other	(370)
Total tangible and core capital	816,715
Allowance for loan losses	4,846
Total risk based capital	$821,561

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

The general objective of our interest rate risk management is to determine and manage an appropriate level of interest rate risk while maximizing net interest income, in a manner consistent with our policy to reduce, to the extent possible, the exposure of our net interest income to changes in market interest rates.  ALCO regularly reviews the interest rate risk exposure of the Bank by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and market value of portfolio equity (“MVPE”) at various dates.  The MVPE is defined as the net of the present value of the cash flows of an institution’s existing assets, liabilities and off-balance sheet instruments.  The present values are determined in alternative interest rate environments providing potential changes in net interest income and MVPE under those alternative interest rate environments. The Bank’s analysis of its MVPE at March 31, 2009 indicates a decrease in its risk exposure compared to September 30, 2008 primarily due to lower interest rates at March 31, 2009 compared to September 30, 2008.  The Bank’s analysis of the sensitivity of its net interest income to parallel changes in interest rates at March 31, 2009 indicates a decrease in sensitivity since September 30, 2008.

For each period end presented in the following table, the estimated percentage change in the Bank’s net interest income based on the indicated instantaneous, parallel and permanent change in interest rates is presented.  The percentage change in each interest rate environment represents the difference between estimated net interest income in the 0 basis point interest rate environment (“base case”, assumes the forward market and product interest rates implied by the yield curve are realized) and estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates).  At March 31, 2009, the three-month Treasury bill yield was less than one percent, so the -100 and -200 basis point scenarios are not presented.  Estimations of net interest income used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented.  The estimation of net interest income does not include any projected gain or loss related to the sale of loans or securities, or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments.  It is important to consider that the estimated changes in net interest income are for a cumulative four-quarter period.  These do not reflect the earnings expectations of management.

Percentage Change in Net Interest Income
		At
Change (in Basis Points)		March 31,	December 31,	September 30,
in Interest Rates(1)		2009	2008	2008

000	bp	--	--	--
+100	bp	3.52%	1.15%	-2.20%
+200	bp	3.58%	-1.02%	-5.08%
+300	bp	3.26%	-3.42%	-8.62%

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

The increase in estimated net interest income in all scenarios at March 31, 2009 compared to December 31, 2008 is primarily due to the decrease in the amount of liabilities expected to reprice in the upcoming year.  The amount of liabilities expected to reprice decreased because FHLB advances that were scheduled to mature in the upcoming year were exchanged for new FHLB advances with longer maturities, as discussed in “Notes to Financial Statements-- Note 4 – FHLB Advances.”

Liabilities expected to reprice also decreased due to the maturity of $300.0 million of FHLB advances during the quarter that were replaced with new long-term borrowings.   At March 31, 2009 and December 31, 2008, the low level of interest rates, particularly mortgage rates, resulted in the WAL of mortgage related assets to be relatively short as borrowers have a financial incentive to refinance their mortgages into lower interest rates.  As interest rates rise, this incentive for borrowers is reduced, resulting in less expected cash flow from mortgage related assets.  At March 31, 2009, the amount of assets repricing in the four-quarter period is greater than the amount of liabilities in all of the interest rate shock scenarios, despite the decrease in cash flows from mortgage related assets as interest rate increase. At December 31, 2008 net interest income decreased in the +200 and +300 basis point scenarios.  Cash flows from mortgage related assets decreased to such a degree that the amount of total assets expected to reprice was less than the amount of liabilities scheduled to reprice, thus having a negative impact to the net interest income.

The following table sets forth the estimated percentage change in MVPE at each period end presented based on the indicated instantaneous, parallel and permanent change in interest rates.  The MVPE is defined as the net of the present value of the cash flows of an institution’s existing assets, liabilities and off-balance sheet instruments.  The percentage change in each interest rate environment represents the difference between MVPE in the base case and MVPE in each alternative interest rate environment.  At March 31, 2009, the three-month Treasury bill was less than one percent, so the -100 and -200 basis point scenarios are not presented.  The estimations of MVPE used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change, that any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented, and that different prepayment rates are used in each alternative interest rate environment.  The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment.  The table presents the effects of the change in interest rates on our assets and liabilities as they mature, repay or reprice, as shown by the change in the MVPE in changing interest rate environments.
Percentage Change in MVPE
		At
Change (in Basis Points)		March 31,	December 31,	September 30,
in Interest Rates(1)		2009	2008	2008

000	bp	--	--	--
+100	bp	0.70%	3.67%	-6.99%
+200	bp	-6.51%	-9.06%	-19.37%
+300	bp	-18.34%	-28.68%	-34.88%

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

Changes in the estimated market values of our financial assets and liabilities drive changes in estimates of MVPE.  The market value of shorter term-to-maturity financial instruments is less sensitive to changes in interest rates than the market value of longer term-to-maturity financial instruments.  Because of this, our certificates of deposit (which have relatively short average lives) tend to display less sensitivity to changes in interest rates than do our mortgage-related assets (which have relatively long average lives).  However, the average life expected on our mortgage-related assets varies under different interest rate environments because borrowers have the ability to prepay their mortgage loans.  Prepayment assumptions change on mortgage-related assets under various interest rate environments because many borrowers look to obtain financing at the lowest cost available.  Generally, there is no penalty to prepay a mortgage loan we have originated or purchased.  If interest rates decrease, the borrower has an economic incentive to lower their mortgage payment (through a lower interest rate) with only the fees associated on the new mortgage or loan modification.  In a decreasing interest rate environment, prepayments increase and the average life of a mortgage shortens compared to higher interest rate environments.  When interest rates increase, the economic incentive for borrowers to refinance or modify their mortgage payment is reduced, resulting in lower prepayment assumptions and longer average lives.

The MVPE increased in the +100 basis point interest rate scenario at March 31, 2009, however, to a lesser extent than the increase at December 31, 2008.  The MVPE increased in the +100 basis point scenario because the WAL of the assets are shorter than the liabilities, resulting in a larger decrease in the market value of liabilities than assets as interest rates increased.  The increase in the MVPE was smaller at March 31, 2009 as a result of an increase in the WAL of mortgage related assets during this period.  Longer weighted average lives result in greater price sensitivity to changes in interest rates.  As a result, loss on mortgage related assets in the +100 basis point scenario was greater as of March 31, 2009 than December 31, 2008.  In the +200 and +300 basis point scenarios, the WAL of the mortgage related assets extended to such a point that the price sensitivity for mortgage related assets were similar at the end of both periods. The WAL of the liabilities increased during the current quarter primarily due to the refinancing of FHLB advances during the quarter into new advances with a longer term to maturity. Therefore, the change in the MVPE is less negative at March 31, 2009 due to the increase in the weighted average of the liability portfolio which helps to reduce risk during periods of rising interest rates.

Gap Table:  The following gap table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of March 31, 2009, based on the information and assumptions set forth in the notes below.  Cash flow projections for mortgage loans and MBS are calculated based on current interest rates.  Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates.  Assumptions may not reflect how actual yields and costs respond to market changes. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table. For additional information regarding the impact of changes in interest rates, see the Percentage Change in Net Interest Income and Percentage Change in MVPE tables above.

March 31, 2009	Within Three Months	Three Months To One Year	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1):
Mortgage loans:
Fixed	$438,844	$1,041,454	$1,088,281	$447,823	$796,918	$3,813,320
Adjustable	194,872	695,210	445,572	32,604	2,266	1,370,524
Other loans	135,781	30,109	23,308	7,361	9,447	206,006
Securities:
Non-mortgage securities(2)	30,578	79,601	70,322	17,297	18,618	216,416
MBS(3)	359,851	790,296	572,845	195,853	243,933	2,162,778
Other interest-earning assets	34,244	--	--	--	--	34,244
Total interest-earning assets	1,194,170	2,636,670	2,200,328	700,938	1,071,182	7,803,288

Interest-bearing liabilities:
Deposits:
Savings (4)	106,385	8,056	18,968	15,012	81,484	229,905
Checking (4)	10,257	34,348	108,706	62,396	232,379	448,086
Money market (4)	37,291	103,193	189,948	151,192	344,864	826,488
Certificates	418,388	1,127,193	945,691	119,767	996	2,612,035
Borrowings (5)	53,609	320,000	1,271,000	1,120,000	395,000	3,159,609
Total interest-bearing liabilities	625,930	1,592,790	2,534,313	1,468,367	1,054,723	7,276,123

Excess(deficiency) of interest-earning assets over
interest-bearing liabilities	$568,240	$1,043,880	$(333,985)	$(767,429)	$16,459	$527,165

Cumulative excess(deficiency) of interest-earning
assets over interest-bearing liabilities	$568,240	$1,612,120	$1,278,135	$510,706	$527,166

Cumulative excess(deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total assets at March 31, 2009	6.87%	19.50%	15.46%	6.18%	6.38%
Cumulative excess(deficiency) at September 30, 2008	(0.10)%	1.90%	(1.19)%	(4.16)%	9.05%

(1)  Adjustable-rate loans are included in the period in which the rate is next scheduled to adjust or in the period in which repayments are expected to occur prior to their next rate adjustment, rather than in the period in which the loans are due.  Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.  Balances have been reduced for non-performing loans, which totaled $22.4 million at March 31, 2009.
(2)  Based on contractual maturities, or terms to call date or pre-refunding dates as of March 31, 2009, and excludes the unrealized loss adjustment of $2.0 million on AFS investment securities.
(3)  Reflects estimated prepayments of MBS in our portfolio, and excludes the unrealized gain adjustment of $41.6 million on AFS MBS.
(4)  Although our checking, savings and money market accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities.  The decay rates (the assumed rate at which the balance of existing accounts would decline) used on these accounts are based on assumptions developed based upon our actual experience with these accounts.  If all of our checking, savings and money market accounts had been assumed to be subject to repricing within one year, interest-bearing assets which were estimated to mature or reprice within one year would have exceeded interest-earning liabilities with comparable characteristics by $407.2 million, for a cumulative one-year gap of 4.92% of total assets.
(5)  Borrowings exclude $35.2 million of deferred prepayment penalty costs and $803 thousand of deferred gain on the terminated interest rate swaps.

The change in the one-year gap to 19.50% at March 31, 2009 from 1.90% at September 30, 2008 was a result of a significant decrease in interest rates, particularly mortgage interest rates.  The decrease in mortgage interest rates increased projected cash flows from mortgage loan prepayments which resulted in shorter average lives and quicker repricing of interest-earning assets at March 31, 2009 compared to September 30, 2008.

Changes in portfolio composition.  The following table presents the distribution of our investment and MBS portfolios, at cost, at the dates indicated.  Overall, fixed-rate securities comprised approximately 55% of these portfolios at March 31, 2009.  The WAL is the estimated remaining maturity after historical prepayment speeds and projected call option assumptions have been applied.  The increase in the WAL between September 30, 2008 and March 31, 2009 was due largely to a slowdown in prepayment speeds on adjustable-rate MBS during the year.  The decrease in the yield between September 30, 2008 and March 31, 2009 was a result of a decrease in the yield of adjustable-rate MBS that reset during the year as well as calls and maturities of higher yielding investment securities.

	March 31, 2009			December 31, 2008			September 30, 2008
	Balance	WAL	Yield	Balance	WAL	Yield	Balance	WAL	Yield
	(Dollars in thousands)
Fixed-rate investments:
Agency bonds	$152,067	0.75	1.68%	$45,036	0.24	3.22%	$82,552	5.55	4.28%
MBS	1,105,095	4.03	4.84	1,164,744	5.08	4.88	1,207,086	4.92	4.88
Municipal bonds	60,537	4.27	3.31	58,806	4.17	3.41	58,062	4.81	3.39
Total fixed-rate investments	1,317,699	3.66	4.41	1,268,586	4.87	4.75	1,347,700	4.95	4.78

Adjustable-rate investments:
MBS	1,057,683	7.15	4.60	986,908	6.68	4.75	1,034,734	5.21	4.76
Trust preferred securities	3,812	28.23	2.98	3,842	28.48	3.66	3,859	28.73	4.48
Total adjustable-rate investments	1,061,495	7.25	4.59	990,750	6.79	4.75	1,038,593	5.32	4.76
Total investment portfolio, at cost	$2,379,194	5.26	4.49%	$2,259,336	5.71	4.75%	$2,386,293	5.11	4.77%

The certificate of deposit portfolio increased $93.0 million from September 30, 2008 to March 31, 2009 and the average cost of the portfolio decreased 46 basis points between the two reporting dates.  The decrease in the average cost was due to repricing to market rates.  Certificates maturing in one year or less at March 31, 2009 were $1.55 billion with an average cost of 3.18%.  The following table presents the maturity of certificates of deposit at the dates indicated.

	March 31, 2009		December 31, 2008		September 30, 2008		June 30, 2008
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Certificates maturing within:
0 to 3 months	$418,388	3.02%	$333,638	3.14%	$494,370	4.53%	$454,875	4.71%
3 to 6 months	413,795	3.16	363,499	3.28	327,479	3.26	489,029	4.57
6 months to one year	713,398	3.28	741,881	3.54	658,537	3.43	567,943	3.40
One year to two years	582,138	3.97	496,201	4.15	631,061	4.26	638,300	4.10
After two years	484,316	3.69	493,310	3.90	407,549	3.93	347,496	4.19
Total certificates	$2,612,035	3.45%	$2,428,529	3.64%	$2,518,996	3.91%	$2,497,643	4.16%

Average maturity (in years)	1.11		1.15		1.09		1.03

Item 4.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of March 31, 2009.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2009, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2009, there were no changes in the Company’s internal control over financial reporting as defined by Rule 13a-15(d) of the Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table summarizes our share repurchase activity during the three months ended March 31, 2009 and additional information regarding our share repurchase program.   Our current repurchase plan of 500,000 shares was announced on May 26, 2006.  The plan has no expiration date and had 130,368 shares remaining as of March 31, 2009.  The Company intends to repurchase shares from time to time, depending on market conditions, at prevailing market prices in open-market and other transactions.  The shares would be held as treasury stock for general corporate use.

	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased as	of Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plan
January 1, 2009 through
January 31, 2009	36,201	$43.25	36,201	130,368
February 1, 2009 through
February 28, 2009	--	--	--	130,368
March 1, 2009 through
March 31, 2009	--	--	--	130,368
Total	36,201		36,201

<Index>
Item 3.  Defaults Upon Senior Securities
Not applicable.

<Index>
Item 4.  Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders for the fiscal year ended September 30, 2008 was held January 14, 2009.  Two matters were presented to stockholders.  The results were previously included in Part 2, Item 4 in the Form 10-Q for the period ended December 31, 2008.

<Index>
Item 5.  Other Information
Not applicable.

<Index>
Item 6.  Exhibits
See Index to Exhibits.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL

Date:  May 5, 2009                                               By: /s/ John B. Dicus
                                                                                      John B. Dicus, Chairman, President and
                                                                                      Chief Executive Officer

Date:  May 5, 2009                                               By: /s/ Kent G. Townsend
                                                                                      Kent G. Townsend, Executive Vice President and
                                                                                      Chief Financial Officer

<Index>

INDEX TO EXHIBITS
Exhibit Number	Document
2.0	Plan of Reorganization and Stock Issuance Plan*
3(i)	Federal Stock Charter of Capitol Federal Financial*
3(ii)	Bylaws of Capitol Federal Financial filed on November 29, 2007 as Exhibit 3(ii) to the Annual Report on Form 10-K and incorporated herein by reference
4(i)	Form of Stock Certificate of Capitol Federal Financial*
4(ii)	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, the instruments defining the rights of the holders of the Registrant’s long-term debt.
10.1(i)	Registrant’s Thrift Plan filed on November 29, 2007 as Exhibit 10.1(i) to the Annual Report on Form 10-K and incorporated herein by reference
10.1(ii)	Registrant’s Stock Ownership Plan filed on November 29, 2007 as Exhibit 10.1(ii) to the Annual Report on Form 10-K and incorporated herein by reference
10.2	Registrant’s 2000 Stock Option and Incentive Plan (the “Stock Option Plan”) filed on April 13,
2000 as Appendix A to Registrant’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference
10.3	Registrant’s 2000 Recognition and Retention Plan (the “RRP”) filed on April 13, 2000 as
Appendix B to Registrant’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference
10.4	Capitol Federal Financial Deferred Incentive Bonus Plan, as amended
10.5	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q and incorporated herein by reference
10.6	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4,
2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q and incorporated herein by reference
10.7	Form of Restricted Stock Agreement under the RRP filed on February 4, 2005 as Exhibit 10.7 to the
December 31, 2004 Form 10-Q and incorporated herein by reference
10.8	Description of Named Executive Officer Salary and Bonus Arrangements filed on December 1,
2008 as Exhibit 10.8 to the Annual Report on Form 10-K and incorporated herein by reference
10.9	Description of Director Fee Arrangements filed on February 4, 2009 as Exhibit 10.9 to the December 31, 2008 Form 10-Q and incorporated herein by reference
10.10	Short-term Performance Plan filed on December 14, 2005 as Exhibit 10.10 to the Annual
Report on Form 10-K for the fiscal year ended September 30, 2005 and incorporated herein by reference
11	Statement re: computation of earnings per share**
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President and Chief Financial Officer
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