Form 10-Q
period 2009-06-30
CAPITOL FEDERAL FINANCIAL
filed 2009-08-04
CIK 1074433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________

Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

                                                                                                 or

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

          As of July 27, 2009, there were 74,098,655 shares of Capitol Federal Financial Common Stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data and amounts)
	June 30,	September 30,
	2009	2008
ASSETS:	(Unaudited)
Cash and cash equivalents	$74,101	$87,138
Investment securities:
Available-for-sale (“AFS”) at estimated fair value (amortized cost of $260,886 and $51,700)	259,309	49,586
Held-to-maturity (“HTM”) at cost (estimated fair value of $63,757 and $92,211)	62,857	92,773
Mortgage-backed securities (“MBS”):
AFS, at estimated fair value (amortized cost of $1,433,171 and $1,491,536)	1,472,547	1,484,055
HTM, at cost (estimated fair value of $643,110 and $743,764)	628,451	750,284
Loans receivable, net	5,541,731	5,320,780
Capital stock of Federal Home Loan Bank (“FHLB”), at cost	132,071	124,406
Accrued interest receivable	32,828	33,704
Premises and equipment, net	35,008	29,874
Real estate owned (“REO”), net	5,077	5,146
Other assets	75,312	77,503
TOTAL ASSETS	$8,319,292	$8,055,249

LIABILITIES:
Deposits	$4,175,251	$3,923,883
Advances from FHLB	2,410,949	2,447,129
Other borrowings, net	713,609	713,581
Advance payments by borrowers for taxes and insurance	30,412	53,213
Income taxes payable	4,500	6,554
Deferred income tax liabilities, net	24,477	3,223
Accounts payable and accrued expenses	37,460	36,450
Total liabilities	7,396,658	7,184,033

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 shares authorized, 91,512,287 shares issued; 74,098,155 and 74,079,868 shares outstanding
as of June 30, 2009 and September 30, 2008, respectively	915	915
Additional paid-in capital	451,543	445,391
Unearned compensation, Employee Stock Ownership Plan (“ESOP”)	(8,569)	(10,082)
Unearned compensation, Recognition and Retention Plan (“RRP”)	(403)	(553)
Retained earnings	775,214	759,375
Accumulated other comprehensive gain (loss)	23,512	(5,968)
Less shares held in treasury (17,414,132 and 17,432,419 shares as of
June 30, 2009 and September 30, 2008, respectively, at cost)	(319,578)	(317,862)
Total stockholders' equity	922,634	871,216

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,319,292	$8,055,249
See accompanying notes to consolidated interim financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars and share counts in thousands except per share data)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME:
Loans receivable	$76,745	$74,651	$230,907	$226,190
MBS	24,211	24,869	75,701	62,242
Investment securities	1,279	1,298	3,560	8,489
Capital stock of FHLB	793	1,502	2,351	5,446
Cash and cash equivalents	50	465	167	3,262
Total interest and dividend income	103,078	102,785	312,686	305,629

INTEREST EXPENSE:
FHLB advances	25,307	30,248	81,505	96,205
Deposits	24,705	31,174	76,201	104,352
Other borrowings	7,144	4,682	21,978	10,762
Total interest expense	57,156	66,104	179,684	211,319

NET INTEREST AND DIVIDEND INCOME	45,922	36,681	133,002	94,310
PROVISION FOR LOAN LOSSES	3,112	1,602	5,768	1,721

NET INTEREST AND DIVIDEND INCOME
AFTER PROVISION FOR LOAN LOSSES	42,810	35,079	127,234	92,589

OTHER INCOME:
Retail fees and charges	4,671	4,566	13,271	13,150
Gains on sale of loans held-for-sale (“LHFS”), net	1,629	244	2,169	501
Insurance commissions	528	486	1,892	1,661
Loan fees	564	572	1,730	1,751
Income from bank-owned life insurance (“BOLI”)	262	577	887	1,810
Other, net	578	900	1,900	3,565
Total other income	8,232	7,345	21,849	22,438

OTHER EXPENSES:
Salaries and employee benefits	10,715	11,021	32,447	31,729
Occupancy of premises	3,936	3,750	11,428	10,384
Federal insurance premium	5,307	116	5,700	350
Advertising	1,704	1,216	5,393	3,433
Deposit and loan transaction fees	1,276	1,364	3,998	3,935
Regulatory and other services	857	1,267	2,986	4,345
Office supplies and related expense	582	493	2,030	1,614
Other, net	2,034	609	6,650	4,404
Total other expenses	26,411	19,836	70,632	60,194
INCOME BEFORE INCOME TAX EXPENSE	24,631	22,588	78,451	54,833
INCOME TAX EXPENSE	9,155	8,233	28,991	19,638
NET INCOME	$15,476	$14,355	$49,460	$35,195

Basic earnings per common share	$0.21	$0.20	$0.68	$0.48
Diluted earnings per common share	$0.21	$0.20	$0.68	$0.48
Dividends declared per public share	$0.50	$0.50	$1.61	$1.50

Basic weighted average common shares	73,173	72,933	73,116	72,922
Diluted weighted average common shares	73,232	73,021	73,190	72,985

See accompanying notes to consolidated interim financial statements.

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

						Accumulated
		Additional	Unearned	Unearned		Other
	Common	Paid-In	Compensation	Compensation	Retained	Comprehensive	Treasury
	Stock	Capital	ESOP	RRP	Earnings	Gain (Loss)	Stock	Total

Balance at October 1, 2008	$915	$445,391	$(10,082)	$(553)	$759,375	$(5,968)	$(317,862)	$871,216
Comprehensive income:
Net income					49,460			49,460
Changes in unrealized gains (losses) on
securities AFS, net of deferred income
taxes of $17,914						29,480		29,480
Total comprehensive income								78,940

ESOP activity, net		4,653	1,513					6,166
RRP activity, net		128		(100)			24	52
Stock based compensation - stock options and RRP		225		250				475
Acquisition of treasury stock							(2,426)	(2,426)
Stock options exercised		1,146					686	1,832
Dividends on common stock to public
stockholders ($1.61 per public share)					(33,621)			(33,621)
Balance at June 30, 2009	$915	$451,543	$(8,569)	$(403)	$775,214	$23,512	$(319,578)	$922,634

See accompanying notes to consolidated interim financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the Nine Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,460	$35,195
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(2,351)	(5,446)
Provision for loan losses	5,768	1,721
Originations of LHFS	(858)	(32,555)
Proceeds from sales of LHFS	97,838	31,220
Amortization and accretion of premiums and discounts on
MBS and investment securities	1,377	496
Depreciation and amortization of premises and equipment	3,751	3,934
Amortization of deferred amounts related to FHLB advances, net	2,208	1,294
Common stock committed to be released for allocation - ESOP	6,166	5,350
Stock based compensation - stock options and RRP	475	575
Other, net	(1,432)	(442)
Changes in:
Accrued interest receivable	876	3,561
Other assets	2,052	(2,185)
Income taxes payable/receivable	1,840	15,583
Accounts payable and accrued expenses	1,010	(4,362)
Net cash provided by operating activities	168,180	53,939

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities or calls of investment securities AFS	45,032	99,791
Purchases of investment securities AFS	(255,046)	(49,248)
Proceeds from maturities or calls of investment securities HTM	39,600	514,108
Purchases of investment securities HTM	(10,116)	(185,138)
Principal collected on MBS AFS	227,574	171,534
Purchases of MBS AFS	(169,452)	(1,044,847)
Principal collected on MBS HTM	125,176	215,767
Purchases of MBS HTM	(3,217)	(5,483)
Proceeds from the redemption of capital stock of FHLB	3,688	28,861
Purchases of capital stock of FHLB	(9,002)	(12,926)
Loan originations, net of principal collected	(196,002)	(85,692)
Loan purchases, net of principal collected	(133,849)	45,015
Net deferred fee activity	1,330	463
Purchases of premises and equipment	(8,944)	(5,113)
Proceeds from sales of REO	6,047	4,084
Net cash used in investing activities	(337,181)	(308,824)

(Continued)

	For the Nine Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	$(33,621)	$(31,091)
Deposits, net of withdrawals	251,368	38,761
Proceeds from advances/line of credit from FHLB	1,561,102	725,000
Repayments on advances/line of credit from FHLB	(1,561,102)	(925,000)
Deferred FHLB prepayment penalty	(38,388)	--
Proceeds from repurchase agreements	--	400,000
Change in advance payments by borrowers for taxes and insurance	(22,801)	(22,208)
Acquisitions of treasury stock	(2,426)	(7,307)
Stock options exercised and excess tax benefits from stock options	1,832	376
Net cash provided by financing activities	155,964	178,531

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,037)	(76,354)
CASH AND CASH EQUIVALENTS:
Beginning of period	87,138	162,791
End of period	$74,101	$86,437

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments, net of refund	$27,116	$4,003
Interest payments, net of interest credited to deposits	$103,229	$106,659

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Loans transferred to REO	$7,320	$4,188

Fair value change related to fair value hedge:
Interest rate swaps hedging FHLB advances	$--	$(13,817)

Transfer of loans receivable to LHFS, net	$94,672	$--

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

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods.  Significant estimates include the allowance for loan losses (“ALLL”), other-than-temporary declines in the fair value of securities and other financial instruments. Actual results could differ from those estimates.  See “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”

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

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2009(1) (2)	2008(3)	2009(1)(2)	2008(4)(5)
	(Dollars in thousands, except per share amounts)
Net income	$15,476	$14,355	$49,460	$35,195

Average common shares outstanding	73,071,448	72,832,039	73,065,433	72,870,800
Average committed ESOP shares outstanding	101,374	101,374	50,779	50,778
Total basic average common shares outstanding	73,172,822	72,933,413	73,116,212	72,921,578

Effect of dilutive RRP shares	3,842	5,240	5,626	4,295
Effect of dilutive stock options	55,832	82,132	67,663	58,784

Total diluted average common shares outstanding	73,232,496	73,020,785	73,189,501	72,984,657

Net earnings per share:
Basic	$0.21	$0.20	$0.68	$0.48
Diluted	$0.21	$0.20	$0.68	$0.48

(1) Options to purchase 72,050 shares of common stock at prices between $38.77 per share and $43.46 per share were outstanding as of June 30, 2009, but were not included in the computation of diluted EPS because they were anti-dilutive for the three and nine months ended June 30, 2009.

(2) At June 30, 2009, there were 2,000 unvested RRP shares at $39.95 per share that were excluded from the computation of diluted EPS because they were anti-dilutive for the three and nine months ended June 30, 2009.

(3) Options to purchase 31,500 shares of common stock at $38.77 per share were outstanding as of June 30, 2008, but were not included in the computation of diluted EPS because they were anti-dilutive for the three months ended June 30, 2008.

(4) Options to purchase 128,055 shares of common stock at prices between $32.23 per share and $38.77 per share were outstanding as of June 30, 2008, but were not included in the computation of diluted EPS because they were anti-dilutive for the nine months ended June 30, 2008.

(5) At June 30, 2008, there were 6,000 unvested RRP shares at $32.30 per share that were excluded from the computation of diluted EPS because they were anti-dilutive for the nine months ended June 30, 2008.

3.   Recent Accounting Pronouncements

In January 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.”  FSP EITF 99-20-1 eliminates the requirement that a security holder’s best estimate of cash flows be based upon those that “a market participant” would use.  Instead, an other-than-temporary impairment (“OTTI”) should be recognized as a realized loss through earnings when it is probable there has been an adverse change in the security holder’s estimated cash flows from previous projections.  This treatment is consistent with the impairment model in Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”  FSP EITF 99-20-1 was effective for the Company for the period ended December 31, 2008.  The Company’s adoption of the FSP did not have a material impact on its financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  The FSP provides additional guidance on valuation techniques for estimating the fair value of assets or liabilities in accordance with SFAS No. 157 “Fair Value Measurements” when there has been a significant decrease in volume and level of market activity.  The FSP provides guidance on identifying circumstances that indicate a transaction is not orderly.  As part of the judgment involved with estimating fair value, the entity will need to determine which valuation technique or techniques are the most appropriate, and, within those techniques, which results are “most representative” of fair value under market conditions.  FSP FAS 157-4 emphasizes that the notion of exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions remains unchanged.  FSP FAS 157-4 was effective for the Company for the period ended June 30, 2009.  The Company’s adoption of the FSP did not have a material impact on its financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  The FSP amends existing OTTI guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements.  An OTTI is present for a security which has a fair value less than amortized cost if an entity has the intent to sell the impaired security, it is more likely than not that the entity will be required to sell the impaired security before recovery, or if the entity does not expect to recover the entire amortized cost basis of the impaired security.  If the entity has the intent to sell the security or it is more likely than not that it will be required to sell the security, the entire impairment (amortized cost basis over fair value) should be recognized in earnings as a credit loss.  If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security, the credit component of the impairment should be recognized in earnings, and the non-credit component should be recognized in other comprehensive income.  The FSP does not amend existing recognition and measurement guidance related to OTTI of equity securities.  The FSP expands and increases the frequency of existing disclosures about OTTI for debt and equity securities and requires new disclosures to help users of financial statements understand the significant inputs used in determining credit losses, as well as a rollforward of that amount each period.  The FSP was effective for the Company for the period ended June 30, 2009.  The Company’s adoption of the FSP did not have a material impact on its financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP amends the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require fair value disclosures of financial instruments in interim financial statements as well as in annual financial statements.  The FSP also amends APB No. 28,” Interim Financial Reporting”, to require such disclosures in all interim financial statements.  The FSP requires an entity to disclose in the body or in the accompanying footnotes of its interim financial statements and its annual financial statements the fair value of all financial instruments, whether recognized or not recognized in the consolidated balance sheet, as required by FAS No. 107.  The FSP also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments, and to disclose significant changes in methods or assumptions used to estimate fair values.  The FSP was effective for the Company for the period ended June 30, 2009.  Since the provisions of the FSP are disclosure related, the Company’s adoption of the FSP did not have an impact on its financial condition or results of operations.

In April 2009, the SEC issued Staff Accounting Bulletin (“SAB”) 111 which amends Topic 5.M “Other-Than-Temporary Impairment of Certain Investments in Debt and Equity Securities” to exclude investments in debt securities from the scope of the other-than-temporary impairment guidance.  SAB 111 was issued in response to the FASB’s issuance of FSB FAS 115-2 and FAS 124-2.  The SEC staff has not changed its views in SAB Topic 5.M on investments in equity securities.  SAB 111 was effective for the Company for the period ended June 30, 2009.  The Company’s adoption of SAB 111 did not have a material impact on its financial condition or results of operation.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” which is intended to assist management in assessing and disclosing subsequent events by establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  Financial statements are considered to be available to be issued when they are complete in a form and format that complies with GAAP and all necessary approvals for issuance, such as from management, the board of directors, and/or significant shareholders, have been obtained.  The date through which an entity has evaluated subsequent events and the basis for that date should also be disclosed.   Management must perform its assessment of subsequent events for both interim and annual financial reporting periods.  SFAS No. 165 was effective for the Company for the period ended June 30, 2009.  The Company’s adoption of SFAS No. 165 did not have a material impact on its financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an Amendment of FASB Statement No. 140.”  The objective of SFAS No. 166 is to improve the relevance, representational faithfulness, and comparability of the information provided in the financial statements related to the transfer of financial assets; the effects of a transfer on the company’s financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009, which for the Company is October 1, 2010.  Early adoption is prohibited.  The Company has not yet completed its assessment of the impact of SFAS No. 166.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” to improve financial reporting by entities involved with variable interest entities.  SFAS No. 167 carries forward the scope of FASB Interpretation No. 46(R), with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in SFAS No. 166.  SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, which for the Company is October 1, 2010.  Early adoption is prohibited.  The Company has not yet completed its assessment of the impact of SFAS No. 167.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” as the source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which for the Company is September 30, 2009.  Since the underlying GAAP guidance for nongovernmental entities will not change as a result of the issuance of SFAS No. 168, the Company’s adoption of the SFAS is not expected to have an impact on its financial condition or results of operations.  References to codification guidance will be updated in the Annual Report on Form 10-K for the fiscal year ending September 30, 2009.

4.   Fair Value of Financial Instruments

Fair Value Measurements
Effective October 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement applies whenever other standards require or permit assets or liabilities to be measured at fair value.  The statement does not require new fair value measurements, but rather provides a definition and framework for measuring fair value which will result in greater consistency and comparability among financial statements prepared under GAAP. The Company’s adoption of SFAS No. 157 did not have a material impact on its financial condition or results of operations.

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at June 30, 2009.  The Company’s AFS securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as REO, LHFS, and impaired loans. These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

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

AFS Securities
The Company’s AFS securities portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders' equity.  In the table below, in accordance with FSP FAS 157-4, the Company has disclosed its major security types based on the nature and risks of the securities.  Substantially all of the securities within the AFS portfolio are issued by U.S. Government sponsored enterprises or agencies.  The fair values for all the AFS securities are obtained from independent nationally recognized pricing services. Various modeling techniques are used to determine pricing for the Company’s securities, including option pricing and discounted cash flow models. The inputs to these models may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  There are some AFS securities in the AFS portfolio that have significant unobservable input requiring the independent pricing services to use some judgment in pricing the related securities.  These AFS securities are classified as Level 3.  All other AFS securities are classified as Level 2.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a recurring basis at June 30, 2009:

		Quoted Prices	Significant	Significant
		in Active Markets	Other	Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)(1)
	(Dollars in thousands)
AFS securities:
U.S. government-sponsored agencies	$254,745	$--	$254,745	$--
Municipal bonds	2,738	--	2,738	--
Trust preferred securities	1,826	--	--	1,826
MBS	1,472,547	--	1,472,547	--
	$1,731,856	$--	$1,730,030	$1,826

(1) The Company’s Level 3 AFS securities were immaterial as of June 30, 2009 and had no material activity during the nine months ended June 30, 2009.

The following is a description of valuation methodologies used for significant assets measured at fair value on a non-recurring basis.

Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Substantially all of the Bank’s impaired loans at June 30, 2009 are secured by real estate.  These impaired loans are individually assessed to determine that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs. Fair value is estimated through current appraisals, real estate brokers or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  Impaired loans at June 30, 2009 were $29.4 million. Based on this evaluation, the Company maintains an allowance for loan losses of $4.4 million at June 30, 2009 for such impaired loans.

REO, net
REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  REO at June 30, 2009 was $5.1 million. During the three and nine months ended June 30, 2009, charge-offs to the allowance for loan losses related to loans that were transferred to REO were $328 thousand and $1.0 million, respectively. Write downs related to REO that were charged to other expense were $245 thousand and $885 thousand for the three and nine months ended June 30, 2009.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at June 30, 2009:

		Quoted Prices	Significant	Significant
		in Active Markets	Other	Unobservable
	Carrying	for Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Impaired loans	$29,399	$--	$--	$29,399
REO, net	5,077	--	--	5,077
	$34,476	$--	$--	$34,476

Fair Value Disclosures
Effective June 30, 2009, the Company adopted FSP FAS 107-1 and ABP Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP requires interim and annual disclosures of the fair value of financial instruments, the methods and significant assumptions used to determine the estimated fair values and significant changes in the methods or assumptions used to calculate the estimated fair values.  The Company determined estimated fair value amounts using available market information and a selection from a variety of valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.  The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2009 and September 30, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date.

The estimated fair values of the Company’s financial instruments as of June 30, 2009 and September 30, 2008 are as follows:

	At		At
	June 30, 2009		September 30, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$74,101	$74,101	$87,138	$87,138
Investment securities:
AFS	259,309	259,309	49,586	49,586
HTM	62,857	63,757	92,773	92,211
MBS:
AFS	1,472,547	1,472,547	1,484,055	1,484,055
HTM	628,451	643,110	750,284	743,764
Loans receivable	5,541,731	5,693,858	5,320,780	5,301,179
Capital stock of FHLB	132,071	132,071	124,406	124,406
Liabilities:
Deposits	4,175,251	4,238,765	3,923,883	3,934,188
Advances from FHLB	2,410,949	2,543,948	2,447,129	2,485,545
Other borrowings	713,609	737,770	713,581	716,951

The following methods and assumptions were used to estimate the fair value of the financial instruments:

Cash and Cash Equivalents - The carrying amounts of cash and cash equivalents are considered to approximate their fair value due to the nature of the financial asset.

Investment Securities and MBS - Estimated fair values of securities are based on one of three methods:  1) quoted market prices where available, 2) quoted market prices for similar instruments if quoted market prices are not available, 3) unobservable data that represents the Bank’s assumptions about items that market participants would consider in determining fair value where no market data is available.  AFS securities are carried at estimated fair value.  HTM securities are carried at amortized cost.

Loans Receivable - Fair values are estimated for portfolios with similar financial characteristics.  Loans are segregated by type, such as one- to four-family residential mortgages, multi-family residential mortgages, nonresidential and installment loans.  Each loan category is further segmented into fixed and adjustable interest rate categories.  Market pricing sources are used to approximate the estimated fair value of fixed and adjustable-rate one- to four-family residential mortgages.  For all other loan categories, future cash flows are discounted using the LIBOR curve at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturity.

Capital Stock of FHLB – The carrying value of FHLB stock equals cost.  The fair value is based on redemption at par value.

Deposits - The estimated fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date. The estimated fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered by the Bank for certificates of similar remaining maturities.

Advances from FHLB - The estimated fair value of advances from FHLB are determined by discounting the future cash flows of each advance using the LIBOR curve.

Other Borrowings – Other borrowings consists of repurchase agreements and Junior Subordinated Deferrable Interest Debentures (“the debentures”). The estimated fair value of the repurchase agreements is determined by discounting the future cash flows of each agreement using the LIBOR curve.  The debentures have a variable rate structure.  The Company was able to prepay the debentures at a premium until April 2009, at which point the borrowings became redeemable at par.  The carrying value of the debentures approximates their estimated fair value.

5.   Securities

The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at June 30, 2009 and September 30, 2008.  The majority of the security portfolio is composed of securities issued by U.S. government-sponsored enterprises.

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
U.S. government-sponsored agencies	$254,424	$549	$228	$254,745
Municipal bonds	2,673	99	34	2,738
Trust preferred securities	3,789	--	1,963	1,826
MBS	1,433,171	40,819	1,443	1,472,547
	1,694,057	41,467	3,668	1,731,856
HTM:
Municipal bonds	62,857	1,171	271	63,757
MBS	628,451	15,100	441	643,110
	691,308	16,271	712	706,867

	$2,385,365	$57,738	$4,380	$2,438,723

	September 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
U.S. government-sponsored agencies	$45,155	$--	$967	$44,188
Municipal bonds	2,686	61	4	2,743
Trust preferred securities	3,859	--	1,204	2,655
MBS	1,491,536	3,940	11,421	1,484,055
	1,543,236	4,001	13,596	1,533,641
HTM:
U.S. government-sponsored agencies	37,397	19	647	36,769
Municipal bonds	55,376	408	342	55,442
MBS	750,284	2,105	8,625	743,764
	843,057	2,532	9,614	835,975

	$2,386,293	$6,533	$23,210	$2,369,616

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at June 30, 2009 and September 30, 2008 was reported and the continuous unrealized loss position for the twelve months prior to June 30, 2009 and September 30, 2008 or for a shorter period of time, as applicable. At June 30, 2009 and September 30, 2008, there were 84 and 92 securities, respectively, in a continuous unrealized loss position for more than 12 months.

	June 30, 2009
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
	Count	Estimated Fair Value	Unrealized	Count	Estimated Fair Value	Unrealized
			Losses			Losses
AFS:	(Dollars in thousands)
U.S. government-sponsored agencies	5	$102,600	$228	--	$--	$--
Municipal bonds	5	1,293	34	--	--	--
Trust preferred securities	1	1,826	1,963	--	--	--
MBS	12	77,288	1,106	73	37,919	337
	23	$183,007	$3,331	73	$37,919	$337

HTM:
Municipal bonds	22	$11,649	$234	1	$463	$37
MBS	6	16,374	83	10	44,352	358
	28	$28,023	$317	11	$44,815	$395

	September 30, 2008
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
	Count	Estimated Fair Value	Unrealized	Count	Estimated Fair Value	Unrealized
			Losses			Losses
AFS:	(Dollars in thousands)
U.S. government-sponsored agencies	2	$44,189	$967	--	$--	$--
Municipal bonds	2	491	4	--	--	--
Trust preferred securities	1	2,655	1,204	--	--	--
MBS	150	956,968	10,191	62	51,515	1,230
	155	$1,004,303	$12,366	62	$51,515	$1,230

HTM:
U.S. government-sponsored agencies	1	$24,353	$647	--	$--	$--
Municipal bonds	47	24,522	342	--	--	--
MBS	42	417,400	5,004	30	166,807	3,621
	90	$466,275	$5,993	30	$166,807	$3,621

On a quarterly basis, management conducts a formal review of securities for the presence of OTTI.  Management assesses whether an OTTI is present when the fair value of a security is less than its amortized cost basis at the balance sheet date.  For such securities, OTTI is considered to have occurred if the Company intends to sell the security, if it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis or if the present values of expected cash flows is not sufficient to recover the entire amortized cost.

The unrealized losses are primarily a result of increases in market yields from the time of purchase.  In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Additionally, the impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount.

The amortized cost and estimated fair value of securities by remaining contractual maturity without consideration for call features or pre-refunding dates as of June 30, 2009 are shown below.  Actual maturities of MBS may differ from contractual maturities because borrowers have the right to call or prepay obligations, sometimes without penalties.  Maturities of MBS depend on the repayment characteristics and experience of the underlying financial instruments.

	June 30, 2009
	Available-For-Sale		Held-To-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
One year or less	$--	$--	$194	$194
One year through five years	254,801	255,123	12,545	12,810
Five years through ten years	70,939	74,015	371,814	381,521
Ten years and thereafter	1,368,317	1,402,718	306,755	312,342
	$1,694,057	$1,731,856	$691,308	$706,867

Issuers of certain securities have the right to call and prepay obligations with or without prepayment penalties.  As of June 30, 2009, the amortized cost of the securities in our portfolio which are callable or have pre-refunding dates within one year totaled $206.2 million.  All dispositions of securities for the nine months ended June 30, 2009 and twelve months ended September 30, 2008 were the result of principal repayments, maturities, or calls.
As of June 30, 2009, the Bank had pledged AFS and HTM MBS as collateral with an amortized cost of $933.3 million and an estimated fair value of $960.0 million to the public unit depositors, repurchase agreement counterparties, and the Federal Reserve Bank.

6.   FHLB Advances

During the nine months ended June 30, 2009, the Bank prepaid $875.0 million of fixed-rate FHLB advances with a weighted average interest rate of 5.65% and a weighted average remaining term to maturity of 11 months.  The prepaid FHLB advances were replaced with $875.0 million of fixed-rate FHLB advances, with a weighted average contractual interest rate of 3.41% and an average term of 69 months.  The Bank paid a $38.4 million penalty to the FHLB as a result of prepaying the FHLB advances.  The prepayment penalty will be deferred and recognized in interest expense over the life of the new FHLB advances.  As a result, the prepayment penalty will effectively increase the interest rate on the new advances 96 basis points at the time of the transaction.  The benefit of the refinance will be recognized in the form of an immediate decrease in interest expense, and a decrease in interest rate sensitivity, as the maturities of the refinanced advances were extended at a lower rate.  In accordance with EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the prepayment penalty was deferred as an adjustment to the carrying value of the new advances since the new FHLB advances were not “substantially different,” as defined within EITF 96-19, from the prepaid FHLB advances.  The present value of the cash flows under the terms of the new FHLB advances was not more than 10% different from the present value of the cash flows under the terms of the prepaid FHLB advances (including the prepayment penalty) and there were no embedded conversion options in the prepaid FHLB advances or in the new FHLB advances.  The following table presents the face value of FHLB advances and the maturities and rates for all FHLB advances outstanding at June 30, 2009.

		Weighted	Weighted
	FHLB	Average	Average
	Advances	Contractual	Effective
Maturity by fiscal year	Amount	Rate	Rate(1)
(Dollars in thousands)
2009	$20,000	5.09%	5.09%
2010	350,000	4.49	4.49
2011	276,000	4.87	4.87
2012	350,000	3.35	3.35
2013	525,000	3.72	4.06
2014	450,000	3.14	3.90
Thereafter	475,000	3.67	4.28
	$2,446,000	3.80%	4.13%

(1) The effective rate includes the net impact of the amortization of deferred prepayment penalties related to the prepayment of certain FHLB advances and deferred gains related to the termination of interest rate swaps during fiscal year 2008.

7.   Subsequent Events

Management has evaluated events and transactions that occurred after the balance sheet date of June 30, 2009 through August 4, 2009, the date the financial statements were available to be issued.  No material events or transactions which would require adjustments to or disclosures in the consolidated financial statements occurred during this period.

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

Our principal business consists of attracting deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences.  We also originate consumer loans, loans secured by first mortgages on non-owner-occupied one- to four-family residences, construction loans secured by one- to four-family residences, commercial real estate loans, and multi-family real estate loans.  While our primary business is the origination of one- to four-family mortgage loans funded through retail deposits, we also purchase whole loans and invest in certain investment securities and MBS using FHLB advances and repurchase agreements as additional funding sources.

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

During the third quarter of fiscal year 2009, the national economy continued to contract due to an increase in unemployment and a general decline in household wealth.  The financial services industry as a whole continued to experience declines in credit quality and asset quality due largely to real estate devaluations and an increase in unemployment caused by the ongoing economic recession.  The Bank has not experienced the same magnitude of adverse operational impacts felt by many financial institutions; however, we are not immune to negative consequences arising from the economic recession and sharp downturn in the housing and real estate markets nationally.  We recorded a $3.1 million provision for loan losses during the current quarter.  The additional provision reflects an increase in our purchased loan loss factors in the formula analysis and purchased loan specific valuation allowances and accounts for charge-offs during the quarter, primarily related to purchased loans..  We have experienced an increase in the overall balance of non-performing loans, but the balance of our non-performing loans continues to remain at low levels relative to the size of our loan portfolio.

The Company recognized net income of $15.5 million for the quarter ended June 30, 2009, compared to net income of $18.1 million for the quarter ended March 31, 2009.  The decrease in net income between the periods was primarily due to the $3.8 million ($2.4 million on an after-tax basis) Federal Deposit Insurance Corporation (“FDIC”) special assessment at June 30, 2009 and a $1.3 million increase in the regular quarterly deposit insurance premiums. Recent bank failures have depleted the Deposit Insurance Fund (the “DIF”) below the required reserve ratio which resulted in the FDIC increasing deposit insurance premiums and charging a five basis point special assessment at June 30, 2009 based upon total assets less Tier 1 capital.  The authority for the FDIC to impose any additional special assessments terminates January 1, 2010.  See additional discussion regarding the FDIC assessments in the section entitled “Liquidity and Capital Resources.”

Since December 2008, mortgage rates have, at various points in time, declined to record lows in response to the Federal Reserve’s purchase of U.S. agency debt and MBS, which has spurred an increased demand for our loan modification program and mortgage refinances.  Additionally, originations during fiscal year 2009 have generally been at rates lower than the overall loan portfolio rate.  As a result of modifications and refinances, approximately 20% of our mortgage loan portfolio has repriced to lower market rates during fiscal year 2009.  Our loan modification program allows existing loan customers, whose loans have not been sold to third parties and who have been current on their contractual loan payments for the previous 12 months, the opportunity to modify their original loan terms to current loan terms being offered.   During fiscal year 2009, we have modified $1.07 billion and refinanced $207.3 million of our originated loans.  The weighted average interest rate reduction for the modified loans is approximately 88 basis points.  In an effort to mitigate the net interest income impact of the loan modifications, refinances and loan originations at rates lower than the overall portfolio, the Bank refinanced $875.0 million of FHLB advances during fiscal year 2009.  As a result of refinancing the FHLB advances, the Bank was able to lower its contractual interest rate on the refinanced advances by 224 basis points, from 5.65% to 3.41%.  See additional discussion regarding the FHLB advance refinance in “Notes to Financial Statements - Note 6 - FHLB Advances.”  Due to the positive gap position of the Bank, our interest-earning assets are repricing faster than our interest-bearing liabilities.  If interest rates were to increase, this would likely result in net interest income expansion in future periods as our interest-earning assets will reprice upward faster than our interest-bearing liabilities.

The Bank continues to maintain access to liquidity in excess of forecasted needs by diversifying its funding sources and maintaining a strong retail oriented deposit portfolio.  We believe the turmoil in the credit and equity markets has made deposit products in strong financial institutions, like the Bank, desirable for many customers.  In response to the economic recession, households have increased their personal savings rate which we believe has contributed to our growth in deposits during fiscal year 2009.  We believe that our strong capital position (the Bank’s tangible equity ratio at June 30, 2009 was 9.8% - see tangible equity to GAAP equity reconciliation in “Liquidity and Capital Resources – Regulatory Capital”), lending policies, and underwriting standards have helped position us to better withstand these adverse economic conditions.  In addition, the investments of the Bank are primarily government-agency backed securities which are highly liquid and have not been credit impaired, and are therefore available as collateral for additional borrowings or for sale if the need or unforeseen conditions warrant.  See additional discussion regarding liquidity in the section entitled “Liquidity and Capital Resources.”

In fiscal year 2009, the Bank has opened three branches in our market areas in Kansas City and Wichita, and has preliminary plans to open three additional branches in those same market areas during fiscal year 2010.

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

All loans that are not impaired, as defined in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan, an Amendment of FASB Statements No. 5 and 15” and SFAS No. 118 “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures, an Amendment of FASB Statement No. 114,” are included in a formula analysis, as permitted by SFAS No. 5, “Accounting for Contingencies.”   Each quarter, the loan portfolio is segregated into categories in the formula analysis based upon certain risk characteristics such as loan type (one- to four-family, multi-family, etc.), interest payments (fixed-rate, adjustable-rate), loan source (originated or purchased), and payment status (i.e. current or number of days delinquent).  Loss factors are assigned to each category in the formula analysis based on management’s assessment of the potential risk inherent in each category.  The greater the risks associated with a particular category, the higher the loss factor.  Loss factors increase as individual loans become classified, delinquent, the foreclosure process begins or as economic and market conditions and trends warrant.

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

The Bank has been experiencing an increase in delinquencies, non-performing loans, net loan charge-offs and losses on foreclosed property transactions, primarily on purchased loans, as a result of the decline in housing and real estate markets, as well as the ongoing economic recession.  During the quarter ended March 31, 2009, management noted measurable differences in the performance and loss experience, with respect to the ultimate disposition of the underlying collateral, of our originated and purchased loan portfolios.  As a result, loss factors on 30-89 day delinquent loans were modified based on whether the loan is an originated or purchased loan.  The loss factors for purchased loans were modified higher than the loss factors associated with originated loans to account for the performance difference between the two portfolios.  Management believes this modification to the formula analysis will result in a more accurate estimate of the inherent losses in the 30-89 day delinquent loan portfolio.

Additionally, during the quarter ended March 31, 2009, the real estate market factors used to calculate estimated current loan-to-value (“LTV”) ratios in the formula analysis were modified as a result of management’s quarterly analysis.  The real estate market factors used in the formula analysis are based on a nationally recognized source of indices that management believes will more accurately reflect the current market value of the underlying collateral and therefore allocate loans to a more appropriate LTV category in the formula analysis. The factors are updated in the formula analysis each quarter to reflect current market activity.

Specific valuation allowances are established in connection with individual loan reviews of specifically identified problem loans and the asset classification process, including the procedures for impairment recognition under SFAS No. 114 and SFAS No. 118.  Evaluations of loans for which full collectability is not reasonably assured include evaluation of the estimated fair value of the underlying collateral based upon current appraisals, real estate broker values or listing prices.  Additionally, trends and composition of non-performing loans, results of foreclosed property transactions and current status and trends in economic and market conditions are also evaluated.  During the quarter ended March 31, 2009, management noted the updated estimated fair values obtained from loan servicers when a loan became 90 days delinquent were not always an accurate representation of the fair value of the collateral once it was sold.  The decline in fair value between the date the loan became 90 days delinquent and the time the property was sold was due to the continued decline in real estate values between those points in time, as it often takes several months for a loan to work through the foreclosure process.  As a result of the analysis, management began applying market value adjustments to non-performing purchased loans as of March 31, 2009 to more accurately estimate the fair values of the underlying collateral based upon recent trends.  The adjustments are determined based on the location of the underlying collateral, recent losses recognized on foreclosed property transactions and trends of non-performing purchased loans entering REO.  Specific valuations on non-performing loans were established if the adjusted estimated fair value was less than the current loan balance.  Management intends to evaluate the appropriateness of the market value adjustments each quarter.  The market value adjustments will continue to be applied to non-performing loans until the real estate markets and economy improve to such a level that the adjustments are no longer necessary.

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

Securities Impairment.  Management monitors the securities portfolio for OTTI on an ongoing basis and performs a formal review quarterly.  Management’s OTTI evaluation process conforms to the guidance contained in EITF 99-20 “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, FSP EITF 99-20-1 “Amendments to the Impairment Guidance of EITF Issue No. 99-20”, SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, FSP FAS 115-2 and FSP FAS 124-2 “Recognition and Presentation of Other-Than Temporary Impairments”.  The process involves monitoring market events and other items that could impact issuers.  The evaluation includes, but is not limited to such factors as:  the nature of the investment, the length of time the security has had a fair value less than the cost basis, the cause(s) and severity of the loss, expectation of an anticipated recovery period, recent events specific to the issuer or industry including the issuer’s financial condition and the current ability to make future payments in a timely manner, external credit ratings and recent downgrades in such ratings, the Company’s intent to sell and whether it is more likely than not the Company would be required to sell prior to recovery for debt securities and changes in estimated cash flows of MBS.

Management determines whether OTTI losses should be recognized for securities by assessing all known facts and circumstances surrounding the securities.  If the Company intends to sell a security or if it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis, OTTI has occurred and the difference between amortized cost and fair value will be recognized as a loss in earnings.

If the Company does not intend to sell the security but also does not expect to recover the entire amortized cost basis of the security, an impairment loss would be recognized in earnings in the amount of the expected amortized cost basis that would not be collected (credit loss).  The remaining amount of OTTI would be recognized in other comprehensive income (loss).

Financial Condition

Total assets increased from $8.06 billion at September 30, 2008 to $8.32 billion at June 30, 2009.  The $264.0 million increase in assets was primarily attributed to a $221.0 million increase in loans receivable substantially due to loan purchases.  The growth in assets during fiscal year 2009 was primarily funded by growth in deposits.  Deposits increased from $3.92 billion at September 30, 2008 to $4.18 billion at June 30, 2009.  The $251.4 million increase was primarily in the certificate of deposit and money market portfolios.  Stockholders’ equity increased from $871.2 million at September 30, 2008 to $922.6 million at June 30, 2009.  The $51.4 million increase was due to net income of $49.5 million during fiscal year 2009 and an increase in accumulated other comprehensive gain (loss) of $29.5 million, partially offset by $33.6 million of dividend payments during fiscal year 2009.

The following table presents selected balance sheet data for the Company at the dates indicated.

	Balance at
	June 30,	March 31,	December 31,	September 30,	June 30,
	2009	2009	2008	2008	2008
	(Dollars in thousands, except per share amounts)

Total assets	$8,319,292	$8,269,881	$8,157,324	$8,055,249	$7,892,137
Cash and cash equivalents	74,101	52,025	143,134	87,138	86,437
Investment securities	322,166	214,410	105,965	142,359	144,346
MBS	2,100,998	2,204,369	2,176,302	2,234,339	2,066,685
Loans receivable, net	5,541,731	5,377,699	5,456,569	5,320,780	5,326,061
Capital stock of FHLB	132,071	131,278	131,230	124,406	129,172
Deposits	4,175,251	4,116,514	3,867,304	3,923,883	3,961,543
Advances from FHLB	2,410,949	2,411,560	2,596,964	2,447,129	2,547,294
Other borrowings	713,609	713,609	713,595	713,581	453,566
Stockholders' equity	922,634	916,391	897,435	871,216	863,906
Accumulated other comprehensive gain (loss)	23,512	24,622	14,263	(5,968)	(5,202)
Equity to total assets at end of period	11.1%	11.1%	11.0%	10.8%	10.9%
Bank tangible equity ratio (1)	9.8%	9.9%	10.0%	10.0%	10.0%
Book value per share	$12.60	$12.52	$12.27	$11.93	$11.84

(1) See tangible equity to GAAP equity reconciliation in “Liquidity and Capital Resources – Regulatory Capital”.

Loans Receivable.  The loans receivable portfolio increased $221.0 million from $5.32 billion at September 30, 2008 to $5.54 billion at June 30, 2009.  The increase was primarily a result of $191.6 million of loan purchases from nationwide lenders.  The loans purchased from nationwide lenders during fiscal year 2009 had an average credit score of 745 at the time of origination and a current weighted average LTV ratio of 50%.  The majority of the loans were seasoned loans and were originated in years outside of the years with peak real estate values and non-traditional underwriting standards.  Approximately 80% were originated in 2004 or earlier and approximately 20% were originated in 2008.  Additionally, states that have experienced historically high foreclosure rates were avoided.  We have not experienced any significant performance problems with this group of purchased loans.  See additional discussion regarding the underwriting standards for purchased loans in “Lending Practices and Underwriting Standards.”  At June 30, 2009 loans purchased from nationwide lenders represented 14% of our loan portfolio and were secured by properties located in each of the continental 48 states and Washington, D.C.  At June 30, 2009, purchases from nationwide lenders in the following states comprised 5% or greater of total loans purchased from nationwide lenders:  Illinois 13%; Florida, New York and Texas 7%; and Arizona 5%. As of June 30, 2009, the average balance of a purchased nationwide mortgage loan was approximately $370 thousand while the average balance of an originated mortgage loan was approximately $140 thousand.

Included in the loan portfolio at June 30, 2009 were $283.3 million of interest-only loans, which were primarily purchased from nationwide lenders during fiscal year 2005.  These loans do not typically require principal payments during their initial term, and have initial interest-only terms of either five or ten years.  At June 30, 2009, $275.2 million, or 97%, of these loans were still in their interest-only payment term.  As of June 30, 2009, $126.8 million will begin to amortize principal within two years, $17.1 million will begin to amortize principal within two-to-five years, $105.9 million will begin to amortize principal within five-to-seven years, and the remaining $25.4 million will begin amortizing in seven-to-ten years.  Loans of this type generally are considered to be of greater risk to the lender because of the possibility that the borrower may default once principal payments begin.  The loans had an average credit score of 737 and an average LTV ratio of 80% or less at the time of purchase.  The Bank has not purchased any interest-only loans since 2006.  At June 30, 2009, $12.0 million or approximately 40% of non-performing loans were interest-only.  Non-performing interest-only loans represent approximately 4% of the total interest-only portfolio at June 30, 2009.  See discussion regarding the allowance for loan losses in “Critical Accounting Policies – Allowance for Loan Losses.”

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

	For the Three Months Ended			For the Three Months Ended
	June 30, 2009			June 30, 2008
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family
<= 15 years	$108,316	4.67%	26.69%	$62,965	5.21%	21.46%
> 15 years	249,645	5.06	61.53	163,671	5.83	55.77
Other real estate	2,547	6.25	0.63	675	6.50	0.23
Consumer	3,044	7.73	0.75	3,996	8.03	1.36
Total fixed-rate	363,552	4.98	89.60	231,307	5.70	78.82

Adjustable-Rate:
One- to four-family
<= 36 months	434	4.63	0.11	4,220	5.21	1.44
> 36 months	17,020	4.88	4.19	30,897	5.52	10.53
Other real estate	--	--	--	1,800	6.00	0.61
Consumer	24,742	4.82	6.10	25,234	5.84	8.60
Total adjustable-rate	42,196	4.84	10.40	62,151	5.64	21.18

Total originations, refinances and purchases	$405,748	4.96%	100.00%	$293,458	5.69%	100.00%

Purchased loans included above:
Fixed-Rate:
Correspondent	$37,912	5.11%		$18,209	5.51%
Nationwide	--	--		--	--
Adjustable-Rate:
Correspondent	9,544	5.04		14,509	5.51
Nationwide	--	--		--	--
Total purchased loans	$47,456	5.09%		$32,718	5.51%

	For the Nine Months Ended			For the Nine Months Ended
	June 30, 2009			June 30, 2008
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family
<= 15 years	$212,217	4.83%	18.89%	$120,162	5.36%	16.46%
> 15 years	582,938	5.21	51.89	415,714	5.85	56.94
Other real estate	14,483	5.99	1.29	975	6.58	0.13
Consumer	8,439	7.68	0.75	15,081	8.13	2.07
Total fixed-rate	818,077	5.15	72.82	551,932	5.81	75.60

Adjustable-Rate:
One- to four-family
<= 36 months	138,958	4.92	12.37	22,266	5.33	3.05
> 36 months	96,059	5.20	8.55	88,606	5.64	12.14
Other real estate	--	--	--	1,800	6.00	0.25
Consumer	70,298	4.91	6.26	65,430	7.02	8.96
Total adjustable-rate	305,315	5.01	27.18	178,102	6.11	24.40

Total originations, refinances and purchases	$1,123,392	5.11%	100.00%	$730,034	5.88%	100.00%

Purchased loans included above:
Fixed-Rate:
Correspondent	$84,887	5.25%		$40,486	5.77%
Nationwide	256	4.38		--	--
Adjustable-Rate:
Correspondent	20,643	5.28		54,456	5.64
Nationwide	191,313	5.00		155	5.38
Total purchased loans	$297,099	5.09%		$95,097	5.69%

Loan modification activity is not included in the tables above because a new loan is not generated at the time of modification.  During the three and nine months ended June 30, 2009, the Bank modified $477.5 million and $1.07 billion loans, respectively, with a weighted average rate change of 92 basis points and 88 basis points, respectively.

The Bank generally prices its one- to four-family loan products based upon prices available in the secondary market.  During the nine months ended June 30, 2009, the rate on the Bank’s 30-year fixed-rate one- to four-family loans, with no points paid by the borrower, was approximately 230 basis points above the average 10-year Treasury rate, while the rate on the Bank’s 15-year fixed-rate one- to four-family loans were approximately 190 basis points above the average 10-year Treasury rate.

The following table summarizes the activity in the loan portfolio for the periods indicated, excluding changes in loans in process, deferred fees and allowance for loan losses.  Loans that were paid-off as a result of refinances are included in ‘repayments.’  Loan modification activity is not included in the activity in the following table because a new loan is not generated at the time of modification.  See modification activity for the three and nine months ended June 30, 2009 on the previous page.  The modified balance and rate are included in the ending loan portfolio balance and rate.

	For the Three Months Ended
	June 30, 2009		March 31, 2009		December 31, 2008		September 30, 2008
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$5,422,798	5.50%	$5,506,352	5.63%	$5,379,845	5.66%	$5,389,901	5.63%
Originations and refinances:
Fixed	325,640	4.96	276,888	5.06	130,406	5.77	140,565	6.08
Adjustable	32,652	4.78	25,269	4.83	35,437	5.23	45,333	5.69
Purchases:
Fixed	37,912	5.11	33,226	5.18	14,005	5.76	7,309	6.12
Adjustable	9,544	5.04	70,349	4.90	132,064	5.09	17,225	5.76
Repayments	(322,104)		(311,733)		(183,532)		(216,090)
Transfer of modified loans from (to) LHFS, net	81,190		(175,862)		--		--
Other (1)	(502)		(1,691)		(1,873)		(4,398)
Ending balance	$5,587,130	5.36%	$5,422,798	5.50%	$5,506,352	5.63%	$5,379,845	5.66%

	For the Nine Months Ended
	June 30, 2009		June 30, 2008
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$5,379,845	5.66%	$5,346,626	5.68%
Originations and refinances:
Fixed	732,934	5.14	511,446	5.81
Adjustable	93,359	4.97	123,491	6.32
Purchases:
Fixed	85,143	5.24	40,486	5.77
Adjustable	211,956	5.02	54,611	5.64
Repayments	(817,369)		(683,088)
Transfer of modified loans from (to) LHFS, net	(94,672)		--
Other(1)	(4,066)		(3,671)
Ending balance	$5,587,130	5.36%	$5,389,901	5.66%
(1) “Other” consists of transfers to REO and modification fees advanced.

The following table presents the Company’s loan portfolio at the dates indicated.

	June 30, 2009			March 31, 2009			September 30, 2008
	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total
	(Dollars in thousands)
Real Estate Loans
One- to four-family	$5,257,195	5.34%	94.09%	$5,085,227	5.49%	93.77%	$5,026,358	5.61%	93.43%
Multi-family and commercial	84,358	6.01	1.51	67,278	6.30	1.24	56,081	6.44	1.04
Construction and development	41,429	5.19	0.74	63,823	5.28	1.18	85,178	5.66	1.58
Total real estate loans	5,382,982	5.35	96.34	5,216,328	5.50	96.19	5,167,617	5.62	96.05

Consumer Loans
Savings loans	4,832	5.52	0.09	4,524	5.65	0.08	4,634	5.95	0.09
Automobile	2,877	6.96	0.05	3,083	6.96	0.06	3,484	7.00	0.07
Home equity	195,458	5.64	3.50	197,939	5.67	3.65	202,956	6.53	3.77
Other	981	7.97	0.02	924	8.27	0.02	1,154	7.13	0.02
Total consumer loans	204,148	5.67	3.66	206,470	5.70	3.81	212,228	6.52	3.95
Total loans receivable	5,587,130	5.36%	100.00%	5,422,798	5.50%	100.00%	5,379,845	5.66%	100.00%

Less:
Loans in process	23,740			27,058			43,186
Deferred fees and discounts	11,417			10,577			10,088
Allowance for loan losses	10,242			7,464			5,791
Total loans receivable, net	$5,541,731			$5,377,699			$5,320,780

Lending Practices and Underwriting Standards

The Bank’s primary lending activity is the origination of loans and the purchase of loans from a select group of correspondent lenders.  These loans are generally secured by first mortgages on owner-occupied, one- to four-family residences in the Bank’s primary market areas and select market areas in Missouri.  The Bank also makes consumer loans, construction loans secured by residential or commercial properties, and multi-family real estate loans secured by multi-family dwellings.  Additional lending volume has been generated by purchasing whole one- to four-family mortgage loans from nationwide lenders.  By purchasing loans from nationwide lenders, the Bank is able to attain some geographic diversification in its loan portfolio, and help mitigate the Bank’s interest rate risk exposure as the purchased loans are predominately adjustable-rate or 15-year fixed-rate loans.  As a result of the decline in real estate values and the economic recession, particularly in some of the states where we have purchased loans, we have experienced an increase in non-performing purchased loans.  At the time these loans were purchased, they met our underwriting standards; however, some are located in areas that have recently experienced high unemployment rates and sharp declines in real estate values.  See additional discussion regarding non-performing purchased loans in “Critical Accounting Policies – Allowance for Loan Losses” and “Asset Quality.”  The loans purchased during fiscal year 2009 had an average credit score of 745 and a current weighted average LTV ratio of 50%.  We have not experienced any significant performance problems with this group of purchased loans.  See additional discussion regarding loans purchased during fiscal year 2009 in “Financial Condition – Loans Receivable.”

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

During 2008, the Bank discontinued offering an interest-only ARM product, but holds in its portfolio originated and purchased interest-only ARM loans.  The product was discontinued to reduce future credit risk exposure.  At the time of origination, these loans did not require principal payments for a period of up to ten years.  Borrowers were qualified based on a fully amortizing payment at the initial loan rate.  The Bank was more restrictive on debt-to-income ratios and credit scores on interest-only ARM loans than on other ARM loans to offset the potential risk of payment shock at the time the loan rate adjusts and/or the principal and interest payments begin.   At June 30, 2009, 5% of our loan portfolio consisted of non-amortizing interest-only ARM loans.  The majority of these loans were purchased from nationwide lenders during fiscal year 2005.  These loans had an initial interest-only term of either five or ten years, with approximately equal distribution between the two terms.

One- to four-family loans are underwritten manually or by an automated underwriting system developed by a third party.  The system’s components closely resemble the Bank’s manual underwriting standards which are generally in accordance with Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) underwriting guidelines.  The automated underwriting system analyzes the applicant’s data, with emphasis on credit history, employment and income history, qualifying ratios reflecting the applicant’s ability to repay, asset reserves, and loan-to-value ratio.   Full documentation to support the applicant’s credit, income, and sufficient funds to cover all applicable fees and reserves at closing are required on all loans. Loans that do not meet the automated underwriting standards are referred to a staff underwriter for manual underwriting.    Properties securing one- to four-family loans are appraised by either staff appraisers or fee appraisers, both of which are independent of the loan origination function and have been approved by the board of directors.

For loans with an LTV ratio in excess of 80% at the time of origination, private mortgage insurance (“PMI”) is required in order to reduce the Bank’s loss exposure to less than 80% of the appraised value or the purchase price of the property.  The Bank will lend up to 97% of the lesser of the appraised value or purchase price for one- to four-family loans provided the Bank is able to obtain PMI.  Management continuously monitors the claim paying ability of our PMI counterparties.  At this time, we believe that our PMI counterparties have the ability to meet potential claim obligations we may file in the foreseeable future.

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

The underwriting of loans purchased through correspondent lenders is generally performed by our underwriters, using our underwriting standards.  The products offered by the correspondents are at least as restrictive as the Bank’s own internal products and underwriting standards.  Correspondent lenders are located within the metropolitan Kansas City market area and select market areas in Missouri.  The Bank purchases approved loans and the related servicing rights, on a loan-by-loan basis.

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

The Bank offers a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, and loans secured by savings deposits.  The Bank also originates a very limited amount of unsecured loans.  The Bank does not originate any consumer loans on an indirect basis, such as contracts purchased from retailers of goods or services which have extended credit to their customers.  All consumer loans are originated in the Bank’s market areas.  Home equity loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 95% of the value of the property securing the loan.  In order to minimize risk of loss, home equity loans that are greater than 80% of the value of the property, when combined with the first mortgage, require PMI.  The term-to-maturity of home equity and home improvement loans may be up to 20 years.  Other home equity lines of credit have no stated term-to-maturity and require a payment of 1.5% of the outstanding loan balance per month. Interest-only home equity lines of credit have a maximum term of 12 months, monthly payments of accrued interest, and a balloon payment at maturity.  Repaid principal may be re-advanced at any time, not to exceed the original credit limit of the loan.  Other consumer loan terms vary according to the type of collateral and the length of the contract.  The majority of the consumer loan portfolio is comprised of home equity lines of credit, which have interest rates that can adjust monthly based upon changes in the prime rate, to a maximum of 18%.

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

Loans over $500 thousand must be underwritten by two Class V underwriters, which is the highest class of underwriter.  Any loan greater than $750 thousand must be approved by the Asset and Liability Management Committee (“ALCO”) and loans over $1.5 million must be approved by the board of directors.  For loans requiring ALCO and/or board of directors’ approval, lending management is responsible for presenting to the ALCO and/or board of directors information about the creditworthiness of the borrower and the value of the subject property.  Information pertaining to the creditworthiness of the borrower generally consists of a summary of the borrower’s credit history, employment stability, sources of income, assets, net worth, and debt ratios.  The value of the property must be supported by an independent appraisal report prepared in accordance with our appraisal policy.  Loans over $500 thousand are priced above the standard mortgage rate.

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

The following matrix shows the balance of one-to four-family mortgage loans cross-referenced by LTV ratio and credit score.  The LTV ratios used in the matrix were based on the current loan balance and the most recent bank appraisal available, or the lesser of the purchase price or original appraisal.  In most cases, the most recent appraisal was obtained at the time of origination.  The LTV ratios based upon appraisals obtained at the time of origination may not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure as the value of the underlying collateral may have declined since the time of origination.  Credit scores were updated in March 2009 for loans originated by the Bank and purchased loans.  Management will continue to update credit scores as deemed necessary based upon economic conditions.  Per the matrix, the greatest concentration of loans fall into the “751 and above” credit score category and have a LTV ratio of less than 70%.  The loans falling into the “less than 660” credit score category and having LTV ratios of more than 80% comprise the lowest concentration.  The average LTV ratio of our one-to four-family mortgage loans at June 30, 2009 was approximately 65%.

	Credit Score
	Less than 660		661 to 700		701 to 750		751 and above		Total
		% of		% of		% of		% of		% of
LTV ratio	Amount	total	Amount	total	Amount	total	Amount	total	Amount	total
	(Dollars in thousands)
Less than 70%	$127,680	2.4%	$152,523	2.9%	$443,595	8.4%	$1,922,397	36.6%	$2,646,195	50.3%
70% to 80%	111,095	2.1	133,726	2.6	393,592	7.5	1,189,697	22.6	1,828,110	34.8
More than 80%	78,878	1.5	79,922	1.5	213,623	4.1	410,467	7.8	782,890	14.9
Total	$317,653	6.0%	$366,171	7.0%	$1,050,810	20.0%	$3,522,561	67.0%	$5,257,195	100.0%

The following table presents the Company’s 30 to 89 day delinquent loans, non-performing loans, and REO at the dates indicated.  Purchased loans include loans purchased from nationwide lenders.  Non-performing loans consist of loans 90 or more days delinquent and loans in the process of foreclosure.  Non-performing assets include non-performing loans and REO.
	June 30,		March 31,		December 31,		September 30,		June 30,
	2009		2009		2008		2008		2008
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Loans 30-89 days delinquent
Originated	193	$13,825	157	$14,120	199	$15,691	179	$14,026	160	$12,591
Purchased	49	13,225	43	9,698	42	9,359	37	7,083	33	6,621
	242	27,050	200	23,818	241	25,050	216	21,109	193	19,212
Non-performing loans
Originated	144	11,840	128	10,213	124	9,607	100	6,958	89	6,555
Purchased	59	17,270	45	12,158	32	9,625	25	6,708	26	6,699
	203	29,110	173	22,371	156	19,232	125	13,666	115	13,254
REO
Originated	36	3,950	48	4,119	38	2,833	36	2,228	31	1,274
Purchased	5	1,127	10	1,705	6	1,644	12	2,918	5	933
	41	5,077	58	5,824	44	4,477	48	5,146	36	2,207

Non-performing assets
as a percentage of total assets		0.41%		0.34%		0.29%		0.23%		0.20%
Non-performing loans
as a percentage of total loans		0.53%		0.42%		0.35%		0.26%		0.25%

Loans 30 to 89 days delinquent increased $6.0 million from $21.1 million at September 30, 2008 to $27.1 million at June 30, 2009.   Of the 30-89 day purchased loans at June 30, 2009, approximately 50% are concentrated in Arizona, Nevada, Texas, and Illinois, with the remaining 50% spread across 19 other states. During the past three quarters, on average, approximately 30% of loans that entered the 30 to 89 days delinquent category made their required loan payments and did not go back into the 30-89 day delinquent category or paid off during this time period.  During the same time period, on average, approximately 40% of loans that entered the 30 to 89 days delinquent category made a portion of their required loan payments but the loans either stayed in the 30 to 89 day delinquent category because not all required loan payments were made or went back into the 30-89 day delinquent category at some point during the noted time period as the borrower once again became delinquent on their loan payments.  Approximately 30% of the loans that entered the 30-89 days delinquent category during the past three quarters progressed to the non-performing loan or REO categories.

Non-performing loans increased $15.4 million from $13.7 million at September 30, 2008 to $29.1 million at June 30, 2009.  Of the purchased non-performing loans at June 30, 2009, approximately 45% are concentrated in Arizona and Florida, with the remaining 55% spread across 18 other states.  The increase in non-performing loans reflects the economic recession coupled with the continued deterioration of the housing market, particularly in some of the states in which we have purchased loans.  The deteriorating conditions in the housing market are evidenced by declining house prices, fewer home sales, increasing inventories of houses on the market and an increase in the length of time houses remain on the market.  The increase in non-performing loans increased our ratio of non-performing loans to total loans from 0.26% as of September 30, 2008 to 0.53% at June 30, 2009.

At June 30, 2009, one-to four-family non-performing loans with LTV ratios greater than 80% comprised approximately 20% of total non-performing loans.  Of these loans, approximately 70% have PMI which substantially reduces or eliminates the Bank’s exposure to loss.  The balance of one-to four-family non-performing loans with LTV ratios greater than 80% with no PMI was $1.5 million at June 30, 2009.  At origination, these loans had LTV ratios less than 80%, but as a result of updating the appraisals, the LTV ratios are now in excess of 80%.

Management maintains an allowance for loan losses to absorb known and inherent losses in the loan portfolio based on ongoing quarterly assessments of the loan portfolio.  Our allowance for loan loss methodology considers a number of quantitative and qualitative factors, including the trend and composition of our delinquent and non-performing loans, results of foreclosed property transactions, and the status and trends of the local and national economies and housing markets.  See “Critical Accounting Policies – Allowance for Loan Losses.”  The $3.1 million provision for loan loss recorded in the current quarter reflects an increase in our purchased loan loss factors in the formula analysis and purchased loan specific valuation allowances and accounts for charge-offs during the quarter, primarily related to purchased loans.  The purchase loan loss factors and specific valuation allowances were increased in the current quarter due to deterioration in purchased loan delinquency loan trends and an increase in losses associated with foreclosed property transactions.  Although management believes the allowance for loan losses is established and maintained at adequate levels, additions may be necessary if future economic or other conditions differ substantially from the current operating environment.

The following table presents the Company’s activity for the allowance for loan losses and related ratios at the dates and for the periods indicated.
	For the Three Months Ended			For the Nine Months Ended
	June 30,	March 31,	June 30,	June 30,
	2009	2009	2008	2009	2008
	(Dollars in thousands)
Beginning balance	$7,464	$6,137	$4,250	$5,791	$4,181
Charge-offs:
One- to four-family loans-originated	35	12	9	57	39
One- to four-family loans-purchased	293	766	124	1,241	124
Multi-family loans	--	--	--	--	--
Commercial and other loans	--	--	--	--	--
Consumer loans	6	2	8	19	28
Total charge-offs	334	780	141	1,317	191
Recoveries	--	--	--	--	--
Provision charged to expense	3,112	2,107	1,602	5,768	1,721
Ending balance	$10,242	$7,464	$5,711	$10,242	$5,711

ALLL to non-performing loans
at period end	35.18%	33.36%	43.09%
ALLL to loans receivable, net
at period end	0.18%	0.14%	0.11%
Historically, our charge-offs have been low due to our low level of non-performing loans and the amount of underlying equity in the properties collateralizing one-to four family loans.  The increase in non-performing purchased loans and the decline in real estate and housing markets have begun to result in higher charge-offs, specifically related to purchased loans.  However, the overall amount of charge-offs has not been significant because of our strict underwriting standards and the relative economic stability of the geographic areas in which the Bank originates loans.

The following table presents the Company’s allocation of the allowance for loan losses to each respective loan category at June 30, 2009 and September 30, 2008.

	At				At
	June 30, 2009				September 30, 2008
	Amount of	% of ALLL	Total	% of Loans	Amount of	% of ALLL	Total	% of Loans
	ALLL	to Total ALLL	Loans	to Total Loans	ALLL	to Total ALLL	Loans	to Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$3,647	35.6%	$4,504,219	80.6%	$3,076	53.2%	$4,302,870	80.0%
Purchased	6,183	60.4	752,976	13.5	2,307	39.8	723,488	13.5
Multi-family and commercial	73	0.7	84,358	1.5	53	0.9	56,081	1.0
Construction and development	25	0.2	41,429	0.7	41	0.7	85,178	1.6
Consumer	314	3.1	204,148	3.7	314	5.4	212,228	3.9
	$10,242	100.0%	$5,587,130	100.0%	$5,791	100.0%	$5,379,845	100.0%

Mortgage-Backed Securities.  The balance of MBS decreased $133.3 million from $2.23 billion at September 30, 2008 to $2.10 billion at June 30, 2009.  The decrease was due to maturities and repayments not being replaced in their entirety; rather, some of the funds were used to purchase short-term investment securities.  The following tables provide a summary of the activity in our portfolio of MBS for the periods presented.  The yields and weighted average life (“WAL”) for purchases are presented as recorded at the time of purchase.  The yields for the beginning and ending balances are as of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented.  The decrease in the yield at June 30, 2009 compared to September 30, 2008 was due to repricing and to the purchase of securities with yields lower than the existing portfolio due to a decline in market rates.  The beginning and ending WAL is the estimated remaining maturity after historical prepayment speeds have been applied.  The decrease in the WAL at June 30, 2009 compared to September 30, 2008 was due to purchases with a WAL less than the existing portfolio and an increase in prepayment speeds.

	For the Three Months Ended
	June 30, 2009			March 31, 2009			December 31, 2008			September 30, 2008
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance	$2,204,369	4.72%	5.55	$2,176,302	4.82%	5.81	$2,234,339	4.82%	5.05	$2,066,685	4.76%	4.32
Maturities and repayments	(155,168)			(107,388)			(90,194)			(112,777)
Net amortization of premiums/discounts	(189)			46			27			23
Purchases:
Fixed	3,217	4.34	8.49	--	--	--	--	--	--	60,137	5.03	4.48
Adjustable	50,983	2.83	3.58	118,469	2.68	1.90	--	--	--	219,888	4.99	5.07
Change in valuation on AFS securities	(2,214)			16,940			32,130			383
Ending balance	$2,100,998	4.59%	4.55	$2,204,369	4.72%	5.55	$2,176,302	4.82%	5.81	$2,234,339	4.82%	5.05

	For the Nine Months Ended
	June 30, 2009			June 30, 2008
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance	$2,234,339	4.82%	5.05	$1,414,271	4.46%	4.04
Maturities and repayments	(352,750)			(387,301)
Net amortization of premiums/discounts	(116)			(770)
Purchases:
Fixed	3,217	4.34	8.49	725,044	4.93	4.63
Adjustable	169,452	2.73	2.41	325,286	4.68	4.80
Change in valuation on AFS securities	46,856			(9,845)
Ending balance	$2,100,998	4.59%	4.55	$2,066,685	4.76%	4.32

Investment Securities.  Investment securities, which consist primarily of agency bonds (primarily issued by FNMA, FHLMC, or FHLB) and municipal investments, increased $179.8 million from $142.4 million at September 30, 2008 to $322.2 million at June 30, 2009.  The increase was due to purchases of short-term securities.  If market rates were to rise, the short-term nature of these securities may allow management the opportunity to reinvest the maturing funds at a yield higher than current yields.  The following tables provide a summary of the activity of investment securities for the periods presented.  The yields for the beginning and ending balances are as of the periods presented.  The decrease in the yield at June 30, 2009 compared to September 30, 2008 was a result of calls and/or maturities of securities with yields higher than the overall portfolio yield and to purchases of investment securities with yields lower than the existing portfolio.  The beginning and ending WAL represent the estimated remaining maturity of the securities after projected call dates have been considered, based upon market rates at each date presented.  The decrease in the WAL at June 30, 2009 compared to September 30, 2008 was due to issuers of certain securities in the portfolio exercising their option to call the security, to maturing securities, and to purchases of investment securities with WALs shorter than the portfolio.

	For the Three Months Ended
	June 30, 2009			March 31, 2009			December 31, 2008			September 30, 2008
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance	$214,410	2.16%	2.32	$105,965	3.34%	3.64	$142,359	3.94%	6.06	$144,346	3.94%	4.45
Maturities and calls	(25,036)			(22,168)			(37,428)			(119)
Net amortization of premiums/discounts	(685)			(329)			(247)			(244)
Purchases:
Fixed	133,047	1.41	1.10	131,229	1.62	1.04	886	4.52	2.75	--
Change in valuation of AFS securities	430			(287)			395			(1,624)
Ending balance	$322,166	1.84%	2.02	$214,410	2.16%	2.32	$105,965	3.34%	3.64	$142,359	3.94%	6.06

	For the Nine Months Ended
	June 30, 2009			June 30, 2008
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance	$142,359	3.94%	6.06	$524,168	4.52%	1.66
Maturities and calls	(84,632)			(613,899)
Net amortization of premiums/discounts	(1,261)			274
Purchases:
Fixed	265,162	1.52	1.09	230,512	3.96	1.07
Adjustable	--	--	--	3,874	6.58	28.98
Change in valuation of AFS securities	538			(583)
Ending balance	$322,166	1.84%	2.02	$144,346	3.94%	4.45

Liabilities.   Total liabilities increased from $7.18 billion at September 30, 2008 to $7.40 billion at June 30, 2009.  The $212.6 million increase in liabilities was primarily a result of an increase in deposits of $251.4 million.  The increase in deposits was a result of an increase in certificates, money market, and checking accounts.  We believe the turmoil in the credit and equity markets has made deposit products in strong financial institutions, like the Bank, desirable for many customers.  In response to the economic recession, households have increased their personal savings rate which we believe has contributed to our growth in deposits.

During the nine months ended June 30, 2009, the Bank prepaid a total of $875.0 million of fixed-rate FHLB advances with a weighted average contractual rate of 5.65%.  The prepaid FHLB advances were replaced with $875.0 million of fixed-rate FHLB advances with a weighted average contractual interest rate of 3.41%.  The Bank paid a $38.4 million prepayment penalty to the FHLB, which is being deferred as an adjustment to the carrying value of the new advances and will be recognized as expense over the life of the new advances.  As a result, the prepayment penalty will effectively increase the interest rate on the new advances 96 basis points at the time of the transaction.  See additional discussion of the transaction in “Notes to Financial Statements - Note 6 - FHLB Advances.”

The following table presents the amount, average rate and percentage of total deposits for checking, savings, money market and certificates for the periods presented.

	At			At			At			At
	June 30, 2009			March 31, 2009			December 31, 2008			September 30, 2008
		Average	% of		Average	% of		Average	% of		Average	% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Checking	$446,431	0.21%	10.69%	$448,086	0.21%	10.89%	$429,170	0.21%	11.10%	$400,461	0.21%	10.21%
Savings	230,161	0.72	5.51	229,905	0.72	5.58	227,773	0.87	5.89	232,103	1.51	5.91
Money market	841,522	0.88	20.16	826,488	1.04	20.08	781,832	1.12	20.21	772,323	1.48	19.68
Certificates	2,657,137	3.30	63.64	2,612,035	3.45	63.45	2,428,529	3.64	62.80	2,518,996	3.91	64.20
Total deposits	$4,175,251	2.34%	100.00%	$4,116,514	2.46%	100.00%	$3,867,304	2.59%	100.00%	$3,923,883	2.91%	100.00%

At June 30, 2009, $71.5 million of the $2.66 billion in certificates were brokered deposits, compared to $180.6 million in brokered deposits at September 30, 2008.  The remaining brokered deposits at June 30, 2009 will mature within one year.  Management regularly considers brokered deposits as a source of funding, but does not currently consider the cost of this funding source to be balanced with investment opportunities.  As of June 30, 2009, $80.2 million in certificates were public unit deposits, compared to no public unit deposits at September 30, 2008.  Management will continue to monitor the wholesale deposit market for attractive opportunities.

Stockholders’ Equity.  Stockholders’ equity increased $51.4 million from $871.2 million at September 30, 2008 to $922.6 million at June 30, 2009.  The increase was primarily a result of net income of $49.5 million and an increase in unrealized gains on AFS securities of $29.5 million, partially offset by dividends paid of $33.6 million.

Dividends from the Company are the only source of funds for MHC.  It is expected that MHC will waive future dividends except to the extent they are needed to fund its continuing operations.  The following table shows the number of shares eligible to receive dividends (“public shares”) because of the waiver of dividends by MHC at June 30, 2009.  The unvested shares in the ESOP receive cash equal to the dividends paid on the public shares.  The cash received is used to repay the annual debt obligation on the loan taken out by the ESOP from the Company at the time of the mutual-to-stock conversion of the Bank to purchase shares for the ESOP.  These shares are held in trust for a future employee benefit, and are therefore excluded from the calculation of public shares.

Total voting shares outstanding at September 30, 2008	74,079,868
Treasury stock acquisitions	(56,063)
RRP grants	2,500
Options exercised	71,850
Total voting shares outstanding at June 30, 2009	74,098,155
Unvested shares in ESOP	(1,008,194)
Shares held by MHC	(52,192,817)
Total shares eligible to receive dividends at June 30, 2009 (public shares)	20,897,144

The following table presents quarterly dividends paid in calendar years 2009, 2008, and 2007.  The dollar amounts represent dividends paid during the quarter.  The actual amount of dividends to be paid during the quarter ending June 30, 2009, as approved by the board of directors on July 20, 2009, will be based upon the number of shares outstanding on the record date of August 7, 2009.  All shares outstanding presented in the table below, except for the quarter ending June 30, 2009, are as of the date of record per the dividend declaration.  For the purposes of the table below, the number of dividend shares for the quarter ending June 30, 2009 is based upon shares outstanding on July 27, 2009.  This does not represent the actual dividend payout, but rather management’s estimate of the number of shares eligible to receive the dividend and the total dividend payout as of July 27, 2009.

	Calendar Year
	2009	2008	2007
	(Dollars in thousands, except per share amounts)
Quarter ended March 31
Number of dividend shares	20,874,269	20,660,510	20,520,793
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,437	$10,330	$10,261
Quarter ended June 30
Number of dividend shares	20,892,544	20,661,660	20,673,933
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,446	$10,331	$10,337
Quarter ended September 30
Number of dividend shares	20,897,644	20,668,519	20,694,333
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,449	$10,334	$10,347
Quarter ended December 31
Number of dividend shares		20,881,157	20,860,278
Dividend per share		$0.50	$0.50
Total dividends paid		$10,441	$10,430
Special year end dividend
Number of dividend shares		20,881,157	--
Dividend per share		$0.11	$--
Total dividends paid		$2,297	$--

Calendar year-to-date dividends per share	$1.50	$2.11	$2.00

Analysis of Net Interest Income

Net interest income represents the difference between interest income earned on interest-earning assets, such as mortgage loans, investment securities, and MBS, and interest paid on interest-bearing liabilities, such as deposits, FHLB advances, and other borrowings.  Net interest income depends on the balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.  The following table presents the average balances of our assets, liabilities and stockholders’ equity and the related annualized yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated and the yield/rate on our interest-earning assets and interest-bearing liabilities at June 30, 2009.
	At	For the Three Months Ended
	June 30, 2009	June 30, 2009		March 31, 2009		December 31, 2008		September 30, 2008		June 30, 2008
		Average		Average		Average		Average		Average
	Yield/	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/	Outstanding	Yield/
	Rate	Balance	Rate(4)	Balance	Rate(4)	Balance	Rate(4)	Balance	Rate(4)	Balance	Rate(4)
Assets:		(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	5.42%	$5,532,573	5.55%	$5,485,551	5.65%	$5,419,179	5.66%	$5,328,776	5.69%	$5,316,794	5.62%
MBS(2)	4.59	2,115,159	4.58	2,120,481	4.73	2,201,531	4.80	2,192,268	4.77	2,107,757	4.72
Investment securities(2)	1.84	246,588	2.07	125,932	3.03	136,295	3.89	144,718	3.95	128,784	4.03
Capital stock of FHLB	2.49	131,287	2.42	130,574	2.42	124,958	2.48	124,365	4.72	128,379	4.71
Cash and cash equivalents	0.24	84,360	0.23	103,768	0.26	33,025	0.58	59,351	1.92	90,556	2.03
Total interest-earning assets (1) (2)	4.95	8,109,967	5.08	7,966,306	5.24	7,914,988	5.32	7,849,478	5.36	7,772,270	5.29
Other noninterest-earning assets		219,154		201,462		161,092		151,695		187,701
Total assets		$8,329,121		$8,167,768		$8,076,080		$8,001,173		$7,959,971

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings	0.72	$230,869	0.73	$227,431	0.74	$229,540	1.07	$231,986	1.66	$230,164	1.42
Checking	0.21	442,227	0.21	423,107	0.20	405,787	0.21	403,327	0.20	412,468	0.20
Money market	0.88	838,281	0.93	800,155	1.08	775,386	1.31	799,408	1.45	814,074	1.53
Certificates	3.30	2,639,347	3.36	2,529,090	3.52	2,473,763	3.75	2,485,619	3.99	2,508,743	4.32
Total deposits	2.34	4,150,724	2.39	3,979,783	2.52	3,884,476	2.73	3,920,340	2.94	3,965,449	3.15
FHLB advances (3)	4.13	2,410,956	4.21	2,451,927	4.40	2,477,961	4.72	2,469,082	4.73	2,547,450	4.75
Other borrowings	3.96	713,609	3.97	713,600	3.99	713,585	4.24	638,463	4.10	452,458	4.09
Total borrowings	4.09	3,124,565	4.16	3,165,527	4.31	3,191,546	4.61	3,107,545	4.60	2,999,908	4.65
Total interest-bearing liabilities	3.09	7,275,289	3.15	7,145,310	3.31	7,076,022	3.58	7,027,885	3.67	6,965,357	3.80
Other noninterest-bearing liabilities		127,389		114,699		121,970		103,332		122,747
Stockholders' equity		926,443		907,759		878,088		869,956		871,867
Total liabilities and
stockholders' equity		$8,329,121		$8,167,768		$8,076,080		$8,001,173		$7,959,971

(Continued)

Net interest rate spread	1.86%		1.93%		1.93%		1.74%		1.68%		1.49%
Net interest-earning assets		$ 834,678		$ 820,996		$ 838,966		$ 821,593		$ 806,913
Net interest margin			2.26%		2.30%		2.08%		2.03%		1.89%
Ratio of interest-earning assets
to interest-bearing liabilities			1.11		1.11		1.12		1.12		1.12

Selected performance ratios:
Return on average assets (annualized)			0.74%		0.89%		0.79%		0.79%		0.72%
Return on average equity (annualized)			6.68%		7.99%		7.22%		7.25%		6.59%
Average equity to average assets			11.12%		11.11%		10.87%		10.87%		10.95%

(Concluded)

(1) Calculated net of deferred loan fees, loan discounts, and loans in process.  Non-accruing loans are included in the loans receivable average balance with a yield of zero percent.

(2) MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3) FHLB advances are stated net of deferred gains and deferred prepayment penalties.

(4) Average yields are derived by dividing annualized income by the average balance of the related assets and average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances, except as noted.  The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates. Yields on tax-exempt securities were not calculated on a tax-equivalent basis.

The following table presents selected income statement information for the quarters indicated.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2009	2009	2008	2008	2008
Selected income statement data:	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Loans receivable	$76,745	$77,446	$76,716	$75,830	$74,651
MBS	24,211	25,088	26,402	26,153	24,869
Investment securities	1,279	955	1,326	1,428	1,298
Other interest and dividend income	843	846	829	1,766	1,967
Total interest and dividend income	103,078	104,335	105,273	105,177	102,785

Interest expense:
FHLB advances	25,307	26,653	29,545	29,543	30,248
Deposits	24,705	24,711	26,785	29,083	31,174
Other borrowings	7,144	7,109	7,725	6,693	4,682
Total interest expense	57,156	58,473	64,055	65,319	66,104

Provision for loan losses	3,112	2,107	549	330	1,602

Net interest and dividend income
(after provision for loan losses)	42,810	43,755	40,669	39,528	35,079

Other income	8,232	6,936	6,642	7,589	7,345
Other expenses	26,411	21,995	22,187	21,795	19,836
Income tax expense	9,155	10,564	9,272	9,563	8,233
Net income	$15,476	$18,132	$15,852	$15,759	$14,355

Efficiency ratio	48.77	41.66	46.36	45.94	45.05

Basic earnings per share	$0.21	$0.25	$0.22	$0.22	$0.20
Diluted earnings per share	$0.21	$0.25	$0.22	$0.22	$0.20
Dividends declared per public share	$0.50	$0.50	$0.61	$0.50	$0.50

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

Net income for the quarter ended June 30, 2009 was $15.5 million compared to $14.4 million for the same period in the prior fiscal year. The $1.1 million increase in net income was primarily a result of an $8.9 million decrease in interest expense, partially offset by a $6.6 million increase in other expenses and a $1.5 million increase in provision for loan loss.

Interest and Dividend Income
Total interest and dividend income for the current quarter was $103.1 million compared to $102.8 million for the prior year quarter.  The $293 thousand increase was a result of an increase in interest income on loans receivable of $2.1 million, partially offset by a decrease in dividends received on FHLB stock of $709 thousand, a decrease in interest income on MBS of $658 thousand, and a decrease in interest income on cash and cash equivalents of $415 thousand.

Interest income on loans receivable for the current quarter was $76.7 million compared to $74.7 million for the prior year quarter.  The $2.0 million increase was a result of an increase of $215.8 million in the average balance of the loan portfolio between the two periods due primarily to purchases and, to a lesser extent, an increase in deferred fee amortization as a result of modifications and prepayments.  The weighted average yield of the portfolio decreased by seven basis point from 5.62% in the prior year quarter to 5.55% for the current quarter. The decrease in the weighted average yield was a result of modifications, refinances, and originations at rates below the existing portfolio and to the repricing of the home equity loan portfolio to lower market interest rates, partially offset by an increase in deferred fee amortization.

Interest income on MBS for the quarter was $24.2 million compared to $24.9 million for the prior year quarter.  The $658 thousand decrease in interest income was due to a decrease of 14 basis points in the weighted average yield to 4.58% for the current quarter.  The weighted average yield of the MBS portfolio decreased between the two periods due to repricing and purchases of MBS at a lower average yield than the existing portfolio between the two periods.

Interest income on investment securities for the current quarter was relatively unchanged at $1.3 million for the current and prior year quarter, despite an increase of $117.8 million in the average balance of the portfolio.  The weighted average portfolio yield decreased 196 basis points to 2.07% for the current quarter due to calls and maturities of higher yielding securities, and to purchases and reinvestments made at lower yields than the overall portfolio yield.  The funds for the purchases came from MBS principal repayments and maturities, and calls and maturities of investment securities.  The majority of the securities were purchased during the second and third quarters of fiscal year 2009.  The securities purchased had a WAL of approximately one year at the time of purchase.  If market rates were to rise, this may allow management the opportunity to reinvest the maturing funds into higher yielding investments.

Dividends on FHLB stock for the current quarter were $793 thousand compared to $1.5 million for the prior year quarter.  The $709 thousand decrease was due to a 229 basis point decrease in the weighted average yield.  The dividend rate on FHLB stock correlates to the federal funds rate, which decreased between periods.

Interest income on cash and cash equivalents for the current quarter was $50 thousand, compared to $465 thousand in the prior year quarter.  The decrease was primarily due to a 180 basis point decrease in the weighted average yield due to a decrease in short-term interest rates between periods.

Interest Expense
Total interest expense for the quarter ended June 30, 2009 was $57.2 million, compared to $66.1 million for the prior year period.  The $8.9 million decrease was due to a decrease in interest expense on deposits of $6.5 million and interest expense on FHLB advances of $4.9 million, partially offset by a $2.4 million increase in interest expense on other borrowings.

Interest expense on FHLB advances for the current quarter was $25.3 million compared to $30.2 million for the prior year quarter.  The $4.9 million decrease in interest expense was primarily a result of a decrease in the average rate as a result of the refinance of $875.0 million of advances during fiscal year 2009, and to a decrease in the average balance as some maturing FHLB advances were replaced with repurchase agreements.  See additional discussion of the refinance of the FHLB advances in “Notes to Financial Statements - Note 6 - FHLB advances.”

Interest expense on deposits for the current quarter was $24.7 million compared to $31.2 million for the prior year quarter.  The $6.5 million decrease in interest expense was a result of a decrease in the average rate paid on the certificate of deposit, money market, and savings portfolios due to the portfolios repricing to lower market rates, partially offset by a $185.3 million increase in the average balance, primarily in the certificate of deposit portfolio.  We believe the turmoil in the credit and equity markets has made deposit products in strong financial institutions, like the Bank, desirable for many customers.  In response to the economic recession, households have increased their personal savings rate which we believe has contributed to our deposit growth.

Interest expense on other borrowings was $7.1 million compared to $4.7 million in the prior year quarter.  The $2.4 million increase was due to an increase in the average balance of other borrowings due to the Bank entering into $260.0 million of repurchase agreements between the two periods.  The proceeds from the repurchase agreements were used to purchase MBS and to repay maturing FHLB advances.

Provision for Loan Losses
The Bank recorded a provision for loan losses of $3.1 million during the current quarter, compared to $1.6 million in the prior year quarter.  The provision for loan losses recorded in the current quarter reflects an increase in our purchased loan loss factors in the formula analysis and purchased loan specific valuation allowances and accounts for charge-offs during the quarter, primarily related to purchased loans. See additional discussion regarding the provision for loan losses in the sections entitled “Critical Accounting Policies – Allowance for Loan Losses” and “Asset Quality.”

Other Income and Expense
Total other income for the current quarter was $8.2 million compared to $7.3 million in the prior year quarter.  The increase was primarily a result of a $1.4 million increase in gains on sale of LHFS, net primarily due to the sale of modified loans during the current quarter.

Total other expenses for the current quarter increased $6.6 million to $26.4 million, compared to $19.8 million in the prior year quarter.  The increase was due largely to an increase in federal insurance premium of $5.2 million as a result of the FDIC special assessment and increases in the regular quarterly deposit insurance premiums.  See additional discussion regarding the FDIC special assessment and deposit insurance premiums under “Liquidity and Capital Resources.”  Other expenses, net increased $1.4 million primarily due to an impairment and valuation allowance on the mortgage servicing rights (“MSR”) asset of $545 thousand in the current quarter due to an increase in prepayment speeds, compared to a recovery on the MSR asset of $510 thousand in the prior year quarter.  The increase in other expenses, net is also due to an increase in expense associated with REO operations.

Income Tax Expense
Income tax expense for the current quarter was $9.2 million compared to $8.2 million in the prior year quarter.  The increase in income tax expense was primarily due to an increase in earnings compared to the prior year quarter.  The effective tax rate was 37.2% for the current year quarter, compared to 36.4% for the prior year quarter.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended June 30, 2009 to the quarter ended June 30, 2008.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended June 30,
	2009 vs. 2008
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$2,991	$(897)	$2,094
MBS	87	(745)	(658)
Investment securities	811	(830)	(19)
Capital stock of FHLB	34	(743)	(709)
Cash equivalents	(30)	(385)	(415)
Total interest-earning assets	$3,893	$(3,600)	$293

Interest-bearing liabilities:
Savings	$3	$(403)	$(400)
Checking	15	11	26
Money market	90	(1,256)	(1,166)
Certificates	1,350	(6,279)	(4,929)
FHLB advances	(1,162)	(3,779)	(4,941)
Other borrowings	2,613	(151)	2,462
Total interest-bearing liabilities	$2,909	$(11,857)	$(8,948)

Net change in net interest and dividend income	$984	$8,257	$9,241

Comparison of Operating Results for the Nine Months Ended June 30, 2009 and 2008

Net income for the nine months ended June 30, 2009 was $49.5 million compared to $35.2 million for the same period in the prior fiscal year. The $14.3 million increase in net income was primarily a result of a $31.6 million decrease in interest expense and a $7.1 million increase in interest and dividend income, partially offset by a $10.4 million increase in other expenses, a $9.4 million increase in income tax expense, and a $4.0 million increase in provision for loan loss.

Interest and Dividend Income
Total interest and dividend income for the nine months ended June 30, 2009 was $312.7 million compared to $305.6 million for the prior year period.  The $7.1 million increase was a result of an increase in interest income on MBS of $13.5 million and an increase in interest income on loans receivable of $4.7 million, partially offset by a decrease in interest income on investment securities of $4.9 million, a decrease in interest income on cash and cash equivalents of $3.1 million, and a decrease in dividends received on FHLB stock of $3.1 million.

Interest income on loans receivable for the nine months ended June 30, 2009 was $230.9 million compared to $226.2 million for the prior year period.  The $4.7 million increase was a result of a $167.7 million increase in the average balance of the loan portfolio between the two periods, partially offset by a decrease of six basis points in the weighted average yield of the portfolio to 5.62% for the current nine month period.  The increase in the average balance was due to loan purchases during fiscal year 2009. The decrease in the weighted average yield was a result of purchases and originations at a lower rate than the portfolio and the home equity loan portfolio repricing to lower market interest rates, partially offset by an increase in deferred fee amortization as a result of prepayments, modifications and refinances.

Interest income on MBS for the nine months ended June 30, 2009 was $75.7 million compared to $62.2 million for the prior year period.  The $13.5 million increase in interest income was primarily due to an increase of $359.9 million in the average balance and, to a lesser extent, an increase of 5 basis points in the weighted average yield to 4.70% for the current nine month period.  The increase in the average portfolio balance was a result of purchases.  The funds for the purchases came from maturities and calls of investment securities and from new borrowings.  The weighted average yield of the MBS portfolio increased between the two periods due to purchases of MBS during the last quarter of fiscal year 2008 at an average yield higher than the existing portfolio.

Interest income on investment securities for the nine months ended June 30, 2009 was $3.6 million compared to $8.5 million for the prior year period.  The $4.9 million decrease in interest income was a result of a decrease of $105.6 million in the average balance of the portfolio and a 131 basis point decrease in the weighted average portfolio yield to 2.80% for the current nine month period.  The decrease in the average balance was a result of calls and maturities which were not reinvested in their entirety into the investment securities portfolio, but rather into the higher yielding MBS portfolio.  The decrease in the weighted average yield of the portfolio was attributed to maturities and calls of securities with weighted average yields greater than the portfolio, and also due to reinvestments made at lower yields than the overall portfolio yield.

Dividends on FHLB stock for the nine months ended June 30, 2009 were $2.4 million compared to $5.4 million for the prior year period.  The $3.0 million decrease was due primarily to a 312 basis point decrease in the weighted average yield.  The dividend rate on FHLB stock correlates to the federal funds rate, which decreased during the period.

Interest income on cash and cash equivalents for the nine months ended June 30, 2009 was $167 thousand, compared to $3.3 million in the prior year period.  The decrease was due to a 303 basis point decrease in the weighted average yield due to a decrease in short-term interest rates between the two periods, and a decrease in the average balance of $46.3 million.  The decrease in the average balance was a result of cash being utilized to purchase MBS.

Interest Expense
Total interest expense for the nine months ended June 30, 2009 was $179.7 million, compared to $211.3 million for the prior year period.  The $31.6 million decrease was primarily due to a decrease in interest expense on deposits of $28.2 million.

Interest expense on FHLB advances for the current nine month period was $81.5 million compared to $96.2 million for the prior year period.  This $14.7 million decrease was a result of the termination and maturity of the interest rate swap agreements during fiscal year 2008, maturing advances which were replaced with repurchase agreements, and a decrease in the rate due to the refinance of $875.0 million of advances during the second and third quarters of fiscal year 2009.  The decrease was also due to a decrease in the average balance as a result of maturing advances that were replaced with repurchase agreements.  See additional discussion of the refinance of the FHLB advances in “Notes to Financial Statements - Note 6 - FHLB advances.”

Interest expense on deposits for the nine months ended June 30, 2009 was $76.2 million compared to $104.4 million for the prior year period.  This $28.2 million decrease was primarily a result of a decrease in the average rate paid on the certificate of deposit, money market and savings portfolios due to the portfolios repricing to lower market rates.

Interest expense on other borrowings was $22.0 million compared to $10.8 million in the prior year period.  The $11.2 million increase was due to an increase in the average balance of other borrowings due to the Bank entering into $260.0 million of repurchase agreements between the two periods.  The proceeds from the repurchase agreement funds were used to purchase MBS and to repay maturing FHLB advances.

Provision for Loan Losses
The Bank recorded a provision for loan losses of $5.8 million during the current nine month period, compared to a provision of $1.7 million in the prior year period.  Of the $5.8 million, $3.1 million was recorded in the current quarter as a result of an increase in our purchased loan loss factors in the formula analysis, an increase in our purchased loan specific valuation allowances and charge-offs during the quarter, primarily related to purchased loans.  During the second quarter of fiscal year 2009, a $2.1 million provision for loan loss was recorded which reflected changes in our allowance for loan loss methodology and charge-offs during the quarter. See additional discussion regarding the provision for loan losses in the sections entitled “Critical Accounting Policies – Allowance for Loan Losses” and “Asset Quality.”

Other Income and Expense
Total other income for the current nine month period was $21.8 million compared to $22.4 million in the prior year period.  The $589 thousand decrease in other income was a result of a $1.7 million decrease in other income, net and a decrease in income from BOLI of $923 thousand due to a decrease in the net crediting rate as a result of a decrease in market interest rates, partially offset by an increase in gains on sale of LHFS, net of $1.7 million.  The decrease in other income, net was due primarily to the redemption of shares received in the Visa, Inc. initial public offering of $992 thousand in the prior year period and to interest received on a tax refund of $235 thousand also in the prior year period, with no corresponding item in the current period.

Total other expenses for the current nine month period was $70.6 million compared to $60.2 million in the prior year period.  The $10.4 million increase was due to an increase in federal insurance premium of $5.4 million, an increase in other expense, net of $2.2 million, and an increase in advertising expense of $2.0 million.  The increase in federal insurance premium was a result of the FDIC special assessment and increases in the regular quarterly deposit insurance premiums.  See additional discussion regarding the FDIC special assessment and deposit insurance premiums under “Liquidity and Capital Resources.”  The increase in other expense, net was due primarily to an impairment and valuation allowances on the MSR asset due to an increase in prepayment speeds and to an increase in net expense related to REO operations.  These increases were partially offset by the reversal of a portion of the Visa, Inc. litigation liability accrued in the prior year period.  The increase in advertising expense was due to expense associated with the Bank’s new debit card rewards program and to advertising campaigns undertaken to reassure customers of the Bank’s safety and soundness in response to current economic conditions.

Income Tax Expense
Income tax expense for the current nine month period was $29.0 million compared to $19.6 million in the prior year period.  The increase in income tax expense was primarily due to an increase in earnings compared to the prior year period.  The effective tax rate was 37.0% for the current year period, compared to 35.8% for the prior year period.  The 120 basis point difference in effective tax rates between the two periods was primarily a result of a decrease in nontaxable income from BOLI, an increase in nondeductible expenses associated with the ESOP and an increase in pre-tax income which reduced the effective tax rate benefit of nontaxable income.

The following table presents the average balances of our assets, liabilities and stockholders’ equity and the related annualized yields and costs on our interest-earning assets and interest-bearing liabilities for the periods indicated.

	For the Nine Months Ended
	June 30, 2009		June 30, 2008
	Average		Average
	Outstanding	Yield/	Outstanding	Yield/
	Balance	Rate(4)	Balance	Rate(4)
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,478,858	5.62%	$5,311,111	5.68%
MBS(2)	2,146,021	4.70	1,786,085	4.65
Investment securities(2)	169,643	2.80	275,234	4.11
Capital stock of FHLB	128,919	2.44	130,845	5.56
Cash and cash equivalents	84,116	0.26	130,375	3.29
Total interest-earning assets (1) (2)	8,007,557	5.21	7,633,650	5.34
Other noninterest-earning assets	183,097		197,944
Total assets	$8,190,654		$7,831,594

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings	$229,288	0.84	$230,426	1.81
Checking	423,643	0.21	396,785	0.21
Money market	804,517	1.10	806,359	2.29
Certificates	2,547,198	3.54	2,514,228	4.60
Total deposits	4,004,646	2.54	3,947,798	3.52
FHLB advances (3)	2,447,044	4.44	2,581,022	4.94
Other borrowings	713,598	4.06	307,922	4.60
Total borrowings	3,160,642	4.35	2,888,944	4.90
Total interest-bearing liabilities	7,165,288	3.34	6,836,742	4.10
Other noninterest-bearing liabilities	121,378		124,741
Stockholders' equity	903,988		870,111
Total liabilities and stockholders' equity	$8,190,654		$7,831,594

Net interest rate spread		1.87%		1.24%
Net interest-earning assets	$842,269		$796,908
Net interest margin		2.21%		1.65%
Ratio of interest-earning assets
to interest-bearing liabilities		1.12		1.12

Selected Performance Ratios:
Return on average assets (annualized)		0.81%		0.60%
Return on average equity (annualized)		7.30%		5.39%
Average equity to average assets		11.04%		11.11%

(1) Calculated net of deferred loan fees, loan discounts, and loans in process.  Non-accruing loans are included in the loans receivable average balance with a yield of zero percent.

(2) MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3) FHLB advances are stated net of deferred gains and deferred prepayment penalties.

(4) Average yields are derived by dividing annualized income by the average balance of the related assets and average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances, except as noted.  The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates. Yields on tax-exempt securities were not calculated on a tax-equivalent basis.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the nine months ended June 30, 2009 to the nine months ended June 30, 2008.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Nine Months Ended
	June 30, 2009 vs. June 30, 2008
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$6,991	$(2,274)	$4,717
MBS	12,777	682	13,459
Investment securities	(2,689)	(2,240)	(4,929)
Capital stock of FHLB	(79)	(3,016)	(3,095)
Cash and cash equivalents	(861)	(2,234)	(3,095)
Total interest-earning assets	$16,139	$(9,082)	$7,057

Interest-bearing liabilities:
Savings	$(16)	$(1,678)	$(1,694)
Checking	42	--	42
Money market	(32)	(7,228)	(7,260)
Certificates	1,117	(20,356)	(19,239)
FHLB advances	(4,541)	(10,159)	(14,700)
Other borrowings	12,176	(960)	11,216
Total interest-bearing liabilities	$8,746	$(40,381)	$(31,635)

Net change in net interest and dividend income	$7,393	$31,299	$38,692

Comparison of Operating Results for the Three Months Ended June 30, 2009 and March 31, 2009

For the quarter ended June 30, 2009, the Company recognized net income of $15.5 million, compared to net income of $18.1 million for the quarter ended March 31, 2009.  The decrease in net income between periods was primarily due to the FDIC special assessment at June 30, 2009 and an increase in the regular quarterly deposit insurance premiums.  However, due to an additional day of interest expense in the current quarter, the net interest margin also decreased between the two periods from 2.30% to 2.26%.

Interest and Dividend Income
Total interest and dividend income for the current quarter was $103.1 million compared to $104.3 million for the quarter ended March 31, 2009.  The decrease of $1.2 million was primarily a result of decreases in interest income on MBS of $877 thousand and loans receivable of $701 thousand, partially offset by an increase in interest income on investment securities of $324 thousand.

Interest income on loans receivable for the current quarter was $76.7 million compared to $77.4 million for the quarter ended March 31, 2009.  The $701 thousand decrease in interest income was primarily a result of a decrease of 10 basis points in the weighted average yield to 5.55% for the current quarter, partially offset by a $47.0 million increase in the average balance of the portfolio.  The decrease in the weighted average yield was due to modifications, refinances and originations at rates lower than the overall loan portfolio rate, partially offset by an increase in deferred fee amortization as a result of prepayments, modifications and refinances.

Interest income on MBS for the current quarter was $24.2 million compared to $25.1 million for the quarter ended March 31, 2009.  The $877 thousand decrease was primarily a result of a decrease in the weighted average yield of 15 basis points to 4.58% for the current quarter and a $5.3 million decrease in the average balance of the portfolio due to principal repayments which were not replaced.  The weighted average yield decreased between the two periods due to an increase of prepayments on MBS with yields higher than the existing portfolio and, to a lesser extent, purchases of MBS at a lower average yield than the existing portfolio between the two periods and securities repricing to lower market rates.

Interest income on investment securities for the current quarter was $1.3 million compared to $955 thousand for the quarter ended March 31, 2009.  The increase was primarily a result of a $120.7 million increase in the average balance, partially offset by a decrease in the average yield of 96 basis points to 2.07% for the current quarter.  The average balance increased due to the purchase of $127.9 million of short-term securities during the current quarter.  The average yield decreased due to purchases at yields lower than the overall portfolio yield.

Interest Expense
Interest expense decreased $1.3 million to $57.2 million for the current quarter from $58.5 million for the quarter ended March 31, 2009.  The decrease was due to a decrease in interest expense on FHLB advances as a result of the refinance of $300.0 million of FHLB advances during the current quarter.  See additional discussion of the refinance of the FHLB advances in “Notes to Financial Statements - Note 6 - FHLB advances.”

Provision for Loan Losses
The Bank recorded a provision for loan losses of $3.1 million during the current quarter, compared to a provision of $2.1 million in the quarter ended March 31, 2009.  The $3.1 million provision for loan loss recorded in the current quarter reflects an increase in our purchased loan loss factors in the formula analysis and purchased loan specific valuation allowances and accounts for charge-offs during the quarter, primarily related to purchased loans.  See additional discussion regarding the provision for loan losses in the sections entitled “Critical Accounting Policies – Allowance for Loan Losses” and “Asset Quality.”

Other Income and Expense
Total other income was $8.2 million for the current quarter compared to $6.9 million for the quarter ended March 31, 2009.  The $1.3 million increase was due primarily to an increase of $1.1 million in gains on sale of LHFS, net due to the sale of certain modified loans.

Total other expenses for the current quarter were $26.4 million for the current quarter, compared to $22.0 million in the prior quarter.  The $4.4 million increase was due primarily to an increase in federal insurance premium of $5.1 million.  The increase in federal insurance premium was a result of the FDIC special assessment and an increase in the regular quarterly deposit insurance premiums.  See additional discussion regarding the FDIC special assessment and deposit insurance premiums under “Liquidity and Capital Resources.”

Income Tax Expense
Income tax expense for the current quarter was $9.2 million compared to $10.6 million for the quarter ended March 31, 2009.  The $1.4 million decrease was due to a decrease in earnings between periods.  The effective tax rate for the quarter ended June 30, 2009 was 37.2%, compared to 36.8% for the quarter ended March 31, 2009.

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended June 30, 2009 to the quarter ended March 31, 2009.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended
	June 30, 2009 vs. March 31, 2009
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$670	$(1,371)	$(701)
MBS	(63)	(814)	(877)
Investment securities	698	(374)	324
Capital stock of FHLB	10	6	16
Cash and cash equivalents	(12)	(7)	(19)
Total interest-earning assets	$1,303	$(2,560)	$(1,257)

Interest-bearing liabilities:
Savings	$6	$(6)	$--
Checking	--	--	--
Money market	152	(156)	(4)
Certificates	990	(992)	(2)
FHLB advances	(84)	(1,262)	(1,346)
Other borrowings	78	(43)	35
Total interest-bearing liabilities	$1,142	$(2,459)	$(1,317)

Net change in net interest and dividend income	$161	$(101)	$60

Liquidity and Capital Resources

Liquidity management is both a daily and long-term function of our business management.  The Bank’s most available liquid assets are represented by cash and cash equivalents, AFS MBS and investment securities and short-term investment securities.  The Bank’s primary sources of funds are deposits, FHLB advances, other borrowings, repayments on and maturities of outstanding loans and MBS, other short-term investments, and funds provided from operations.  While scheduled payments from the amortization of loans and MBS and payments on short-term investments are relatively predictable sources of funds, deposit flows and prepayments on loans and MBS are greatly influenced by general interest rates, economic conditions and competition and are less predictable sources of funds.  The most significant liquidity challenge we currently face is the variability in cash flows as a result of mortgage modification and refinance activity.  To the extent possible, the Bank manages the cash flows of its loan and deposit portfolios by the rates it offers customers.  Sources of funds are used primarily to meet ongoing operations, to pay maturing certificates of deposit and savings withdrawals, and to fund loan commitments.  At June 30, 2009, $1.64 billion of the $2.66 billion in certificates of deposit were scheduled to mature within one year.  Included in the $1.64 billion are $71.5 million of brokered deposits and $80.2 million in public unit deposits.  Based on our deposit retention experience and our pricing strategy, we anticipate the majority of the maturing retail deposits will renew, although no assurance can be given in this regard.  Management will continue to monitor the wholesale deposit market for attractive opportunities.

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

The Bank has used FHLB advances to provide funds for lending and investment activities.  FHLB lending guidelines set borrowing limits as part of their underwriting standards, which, for the Bank, is 40% of total assets.  At June 30, 2009, the Bank’s ratio of the face amount of advances to total assets, as reported to the Office of Thrift Supervision (“OTS”), was 29%.  Our advances are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to FHLB Topeka.  Advances in excess of 40% of total assets, but not exceeding 55% of total assets, may be approved by the president of FHLB Topeka based upon a review of documentation supporting the use of the advances.  Currently, the blanket pledge is sufficient collateral for our outstanding FHLB advances.  It is possible that increases in our borrowings or decreases in our loan portfolio could require the Bank to pledge securities as collateral on the FHLB advances.  The Bank’s policy allows borrowing from FHLB of up to 55% of total assets.

The Bank has used repurchase agreements primarily to fund purchases of MBS and to repay maturing FHLB advances.  The repurchase agreements are treated as secured borrowings and are reported as a liability of the Company on a consolidated basis.  The Bank has pledged securities with a fair value of $773.9 million as collateral.  At the maturity date of these borrowings, the pledged securities will be delivered back to the Bank.  The Bank may enter into additional repurchase agreements as management deems appropriate.  At June 30, 2009, repurchase agreements were 8% of total assets.  The Bank’s policy allows for repurchase agreements to total up to 15% of Bank assets.

In 2004, the Company issued $53.6 million in debentures in connection with a trust preferred securities offering.  The Company received $52.0 million, net, from the issuance of the debentures and an investment of $1.6 million in Capitol Federal Financial Trust I (the “Trust”).  The Company did not down-stream the proceeds to be used by the Bank for Tier 1 capital because the Bank exceeded all regulatory requirements to be a well-capitalized institution.  Instead, the Company deposited the proceeds into certificate accounts at the Bank to be used to further the Company’s general corporate and capital management strategies, which could include the payment of dividends.

At June 30, 2009, cash and cash equivalents totaled $74.1 million, a decrease of $13.0 million from September 30, 2008.  The cash was used to fund loan originations and purchase securities.  The Bank maintains access to additional liquidity through its management of the level of borrowings from the FHLB and counterparties of repurchase agreements through the availability of high quality collateral for borrowings.  At June 30, 2009, $1.03 billion of securities were eligible but unused for collateral.  Securities eligible for collateral consist of unpledged securities with current fair value of $10.0 million or greater.  The Bank also has access to the brokered deposit market but does not currently consider the cost of this funding source to be balanced with investment opportunities.

The Bank is a member of the DIF, which is administered by the FDIC.  Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  Recent bank failures have decreased the DIF to levels below its required reserve ratio.  When the reserve ratio is below $1.15 for every $100 insured, the FDIC is required to replenish the fund by increasing deposit insurance premiums.  In order to replenish the DIF, the FDIC has increased deposit insurance premiums at a rate designed to restore the DIF to required levels within seven years, and has imposed a special assessment of five basis points to be collected on September 30, 2009, based upon total Bank assets less Tier 1 capital balances at June 30, 2009.  As of June 30, 2009, management has estimated the Bank’s deposit insurance premium will be approximately 16 basis points (annualized) in future periods.  An institution (or its successor) insured by the FDIC on December 31, 1996 which had previously paid assessments was eligible for certain credit against deposit insurance assessments.  This credit had offset the majority of the Bank’s FDIC premium expense in past fiscal years but was fully utilized during the third quarter of fiscal year 2009.  For the current quarter, the Bank has recorded $1.5 million in expense related to the regular FDIC quarterly premiums, compared to $227 thousand for the quarter ended March 31, 2009, and $3.8 million in expense related to the special assessment.  The FDIC has the authority to impose additional special assessments of up to 5 basis points on all insured depository institutions based on each institution’s total assets less Tier 1 capital whenever the FDIC estimates the DIF reserve ratio will fall to a level the FDIC believes would adversely impact public confidence or to a level that will be close to or below zero.  Any additional special assessment would be capped at 10 basis points of an institution’s assessment base for the corresponding quarter’s risk based assessment.  The authority for the FDIC to impose any additional special assessments terminates January 1, 2010.

The Bank also participates in the FDIC’s Transaction Account Guarantee Program (“TAGP”).  The TAGP extended the FDIC’s insurance to full coverage of noninterest-bearing transaction accounts for participating institutions through the end of 2009 at an annualized rate of 10 basis points on deposit balances in excess of the $250 thousand insurance limit currently in place.  The Bank does not expect this program to have a material impact on the FDIC premium.

At June 30, 2009, CFFN, at the holding company level, had $121.8 million in cash and certificates of deposit at the Bank to be used to further the Company’s general corporate and capital management strategies, which could include the payment of dividends.  It is management’s and the board of directors’ intention to continue to pay regular quarterly dividends of $0.50 per share for the foreseeable future.  Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, the Bank’s regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, the amount of cash at the holding company and the continued waiver of dividends by MHC.  See additional discussion and calculation of public shares in “Item 2, Management’s Discussion and Analysis – Stockholders’ Equity.”

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  Under OTS safe harbor regulations, the Bank may distribute to the Company capital not exceeding net income for the current calendar year and the prior two calendar years.  At June 30, 2009, the Bank was in compliance with the OTS safe harbor regulations.  The Bank has received a waiver from the OTS to distribute capital from the Bank to the Company, not to exceed 100% of the Bank's net quarterly earnings, through June 30, 2010 so the Bank will not be required to notify the OTS prior to paying dividends through that date.

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

The Company’s contractual obligations related to operating leases and debentures have not changed significantly from September 30, 2008.  The following table summarizes our other contractual obligations as of June 30, 2009.

	Maturity Range
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years

Certificates of Deposit	$2,657,137	$1,635,029	$924,348	$96,690	$1,070
Weighted average rate	3.30%	3.10%	3.64%	3.43%	3.80%

FHLB Advances	2,446,000	120,000	776,000	1,075,000	475,000
Weighted average rate	3.80%	4.13%	4.21%	3.53%	3.67%

Repurchase Agreements	660,000	--	395,000	145,000	120,000
Weighted average rate	3.97%	--%	3.94%	3.81%	4.24%

Commitments to originate and
purchase mortgage loans	211,236	211,236	--	--	--
Weighted average rate	5.04%	5.04%	--%	--%	--%

Commitments to fund unused home
equity lines of credit	270,374	270,374	--	--	--
Weighted average rate	4.44%	4.44%	--%	--%	--%

Unadvanced portion of
construction loans	23,740	23,740	--	--	--

A percentage of commitments to originate mortgage loans are expected to expire unfunded, so the amounts reflected in the table above are not necessarily indicative of future liquidity requirements.  Additionally, the Bank is not obligated to honor commitments to fund unused home equity lines of credit if a customer is delinquent or otherwise in violation of the loan agreement.

The maturity schedule for our certificate of deposit portfolio at June 30, 2009 is located under “Item 3. Quantitative and Qualitative Disclosure About Market Risk.”  We anticipate we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

The following table presents the maturity of FHLB advances at par and repurchase agreements as of June 30, 2009.  The balance of FHLB advances excludes the deferred gain on the terminated interest rate swaps and the deferred prepayment penalty.  Management will continue to monitor the Bank’s investment opportunities and balance those opportunities with the cost of FHLB advances or other funding sources.

			Weighted	Weighted
	FHLB	Repurchase	Average	Average
Maturity by	Advances	Agreements	Contractual	Effective
Fiscal year	Amount	Amount	Rate	Rate(1)
	(Dollars in thousands)
2009	$20,000	$--	5.09%	5.09%
2010	350,000	45,000	4.33	4.33
2011	276,000	200,000	4.42	4.42
2012	350,000	150,000	3.67	3.67
2013	525,000	145,000	3.74	4.00
2014	450,000	100,000	3.33	3.96
2015	200,000	20,000	3.50	4.16
2016	275,000	--	3.86	4.39
	$2,446,000	$660,000	3.84%	4.10%

(1) The effective rate includes the net impact of the amortization of deferred prepayment penalties related to the prepayment of certain FHLB advances and deferred gains related to the termination of interest rate swaps during fiscal year 2008.

The following table presents the maturity of FHLB advances and other borrowings for the next four quarters as of June 30, 2009.  There are no maturities of repurchase agreements during the next four quarters.

		Weighted
		Average
Maturity by		Contractual
Quarter End	Amount	Rate
(Dollars in thousands)
September 30, 2009	$20,000	5.09%
December 31, 2009	--	--
March 31, 2010	--	--
June 30, 2010	100,000	3.94
	$120,000	4.13%

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims.  In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company’s consolidated financial statements for the current interim or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.  Total equity under GAAP for the Bank was $839.9 million at June 30, 2009, or 10% of total Bank assets on that date.  As of June 30, 2009, the Bank exceeded all capital requirements of the OTS.  The following table presents the Bank’s regulatory capital ratios at June 30, 2009 based upon regulatory guidelines.

		Regulatory
		Requirement
	Bank	For “Well-
	Ratios	Capitalized” Status
Tangible equity	9.8%	N/A
Core capital	9.8%	5.0%
Tier I risk-based capital	22.9%	6.0%
Total risk-based capital	23.0%	10.0%

A reconciliation of the Bank’s equity under GAAP to regulatory capital amounts as of June 30, 2009 is as follows (dollars in thousands):

Total equity as reported under GAAP	$839,929
Unrealized gains on AFS securities	(23,511)
Other	(348)
Total tangible and core capital	816,070
Allowance for loan losses	5,848
Total risk based capital	$821,918

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

The general objective of our interest rate risk management is to determine and manage an appropriate level of interest rate risk while maximizing net interest income, in a manner consistent with our policy to reduce, to the extent possible, the exposure of our net interest income to changes in market interest rates.  ALCO regularly reviews the interest rate risk exposure of the Bank by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and market value of portfolio equity (“MVPE”) at various dates.  The MVPE is defined as the net of the present value of the cash flows of an institution’s existing assets, liabilities and off-balance sheet instruments.  The present values are determined in alternative interest rate environments providing potential changes in net interest income and MVPE under those alternative interest rate environments. The Bank’s analysis of its MVPE at June 30, 2009 indicates a decrease in its risk exposure compared to September 30, 2008 primarily due to lower interest rates at June 30, 2009 compared to September 30, 2008.  The Bank’s analysis of the sensitivity of its net interest income to parallel changes in interest rates at June 30, 2009 indicates a decrease in sensitivity since September 30, 2008.

For each period end presented in the following table, the estimated percentage change in the Bank’s net interest income based on the indicated instantaneous, parallel and permanent change in interest rates is presented.  The percentage change in each interest rate environment represents the difference between estimated net interest income in the zero basis point interest rate environment (“base case”, assumes the forward market and product interest rates implied by the yield curve are realized) and estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates).  At June 30, 2009, the three-month Treasury bill yield was less than one percent, so the -100 and -200 basis point scenarios are not presented.  Estimations of net interest income used in preparing the table below are based upon the assumptions the total composition of interest-earning assets and interest-bearing liabilities does not change materially and any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented.  The estimation of net interest income does not include any projected gain or loss related to the sale of loans or securities, or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments.  Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates.  Assumptions may not reflect how actual yields and costs respond to market changes. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed. It is important to consider that the estimated changes in net interest income are for a cumulative four-quarter period.  These do not reflect the earnings expectations of management.

Percentage Change in Net Interest Income
	At
Change (in Basis Points)	June 30,	March 31,	September 30,
in Interest Rates(1)	2009	2009	2008

000 bp	--	--	--
+100 bp	1.57%	3.52%	-2.20%
+200 bp	2.19%	3.58%	-5.08%
+300 bp	2.78%	3.26%	-8.62%

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

The percentage change in the estimated net interest income for March 31, 2009 and June 30, 2009 was positive for all interest rate shock scenarios presented.  The percentage increase in net interest income as of June 30, 2009 was smaller compared to March 31, 2009.  At March 31, 2009, the percentage change in net interest income was quite large in the +100 basis point scenario, with a marginal improvement in the +200 basis point scenario before decreasing somewhat between the +200 and +300 basis point scenarios.  At June 30, 2009, the percentage change in net interest income increase more consistently as rates were shocked higher.  Two factors changed between March 31, 2009 and June 30, 2009 which caused the change in the projected net interest income.  The first change was the increase in interest rates between the two periods.  This resulted in a significant decline in expected cash flows from mortgage-related assets, as borrowers have less incentive to make additional principal payments or refinance their mortgage.  The decline in cash flows resulted in a smaller benefit to the Bank in the rising interest rate scenarios at June 30, 2009, particularly in the +100 basis point scenario, as a result of fewer cash flows reinvesting at higher rates.  At March 31, 2009, expected cash flows from mortgage-related assets remained relatively high in the +100 basis point scenario as a result of the low level of interest rates at that time.  As of June 30, 2009, interest rates for the base case had moved up considerably from March 31, 2009, resulting in a decrease in expected cash flows and therefore a corresponding decrease in net interest income on mortgage-related assets in the base case as compared to March 31, 2009.

The second change was, in May 2009, the Bank refinanced $300.0 million of FHLB advances that were expected to mature in July 2009 into new advances with longer maturities.  The negative impact to net interest income at June 30, 2009 due to the significant decline in cash flows of our mortgage-related assets was primarily offset by the impact of the FHLB refinances.  See additional discussion of the refinance of the FHLB advances in “Notes to Financial Statements - Note 6 - FHLB advances.”  The refinance decreased the amount of interest-bearing liabilities at June 30, 2009 that are expected to reprice in the upcoming year, as compared to March 31, 2009.  As a result, when interest rates are shocked upwards from the base case, interest expense is much lower at June 30, 2009 than March 31, 2009 which results in an increase in net interest income.

The following table sets forth the estimated percentage change in MVPE at each period end presented based on the indicated instantaneous, parallel and permanent change in interest rates.  The MVPE is defined as the net of the present value of the cash flows of an institution’s existing assets, liabilities and off-balance sheet instruments.  The percentage change in each interest rate environment represents the difference between MVPE in the base case and MVPE in each alternative interest rate environment.  At June 30, 2009, the three-month Treasury bill was less than one percent, so the -100 and -200 basis point scenarios are not presented.  The estimations of MVPE used in preparing the table below are based upon the assumptions the total composition of interest-earning assets and interest-bearing liabilities does not change, any repricing of assets or liabilities occurs at current product or market rates for the alternative rate environments as of the dates presented, and different prepayment rates are used in each alternative interest rate environment.  The estimated MVPE results from the valuation of cash flows from financial assets and liabilities over the anticipated lives of each for each interest rate environment.  The table presents the effects of the change in interest rates on our assets and liabilities as they mature, repay or reprice, as shown by the change in the MVPE in changing interest rate environments.

Percentage Change in MVPE
	At
Change (in Basis Points)	June 30,	March 31,	September 30,
in Interest Rates(1)	2009	2009	2008

000 bp	--	--	--
+100 bp	-5.95%	0.70%	-6.99%
+200 bp	-16.17%	-6.51%	-19.37%
+300 bp	-29.18%	-18.34%	-34.88%

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

Changes in the estimated market values of our financial assets and liabilities drive changes in the estimates of MVPE.  The market value of shorter term-to-maturity financial instruments are less sensitive to changes in interest rates than the market value of longer term-to-maturity financial instruments.  Because of this, our certificates of deposit (which have relatively short average lives) tend to display less sensitivity to changes in interest rates than do our mortgage-related assets (which have relatively long average lives).  However, the expected average life on our mortgage-related assets varies under different interest rate environments because borrowers have the ability to prepay their mortgage loans.  Prepayment assumptions change on mortgage-related assets under various interest rate environments because many borrowers look to obtain financing at the lowest cost available.  Generally, there is no penalty to prepay a mortgage loan we have originated or purchased.  If interest rates decrease, the borrower has an economic incentive to lower their mortgage payment (through a lower interest rate) with only the fees associated on the new mortgage or loan modification as a cost to lower this rate.  In a decreasing interest rate environment, prepayments increase and the average life of a mortgage shortens compared to higher interest rate environments.  When interest rates increase, the economic incentive for borrowers to refinance or modify their mortgage payment is reduced, resulting in lower prepayment assumptions and longer average lives.

The MVPE decreased in all interest rate shock scenarios as of June 30, 2009 and became more sensitive to changes in interest rates compared to March 31, 2009.  The changes from March 31, 2009 were primarily driven by the increase in interest rates between the two periods.  This increase resulted in a significant increase in the WAL of all mortgage-related assets as borrowers have less economic incentive to lower their mortgage payment.  This caused an increase in the price sensitivity of all mortgage-related assets, and as a result, in interest-earning assets as a whole.  At June 30, 2009, interest-earning assets were more price sensitive than interest-bearing liabilities, resulting in a decrease in the MVPE in all interest rate shock scenarios presented.  At March 31, 2009, interest rates were at levels low enough that interest-earning assets did not become more sensitive to changes in interest rates compared to interest-bearing liabilities until the +200 basis point scenario.

Gap Table:  The following gap table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of June 30, 2009, based on the information and assumptions set forth in the notes below.  Cash flow projections for mortgage loans and MBS are calculated based on current interest rates.  Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy. For additional information regarding the impact of changes in interest rates, see the Percentage Change in Net Interest Income and Percentage Change in MVPE tables above.

June 30, 2009	Within Three Months	Three Months To One Year	More Than One Year to Three Years	More Than Three Years to Five Years	Over Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable(1):
Mortgage loans:
Fixed	$379,571	$515,468	$928,803	$608,368	$1,732,246	$4,164,456
Adjustable	152,489	532,585	437,234	46,526	9,673	1,178,507
Other loans	135,765	23,193	23,583	8,787	12,312	203,640
Securities:
Non-mortgage securities(2)	30,726	29,727	194,890	39,772	28,628	323,743
MBS(3)	380,617	579,306	454,749	246,449	400,501	2,061,622
Other interest-earning assets	65,204	--	--	--	--	65,204
Total interest-earning assets	1,144,372	1,680,279	2,039,259	949,902	2,183,360	7,997,172

Interest-bearing liabilities:
Deposits:
Savings (4)	104,187	8,395	19,356	15,013	83,210	230,161
Checking (4)	10,474	31,745	107,525	61,871	234,816	446,431
Money market (4)	36,972	102,233	193,969	164,375	343,973	841,522
Certificates	441,632	1,193,397	924,348	96,690	1,070	2,657,137
Borrowings (5)	73,608	100,000	1,171,000	1,220,000	595,000	3,159,608
Total interest-bearing liabilities	666,873	1,435,770	2,416,198	1,557,949	1,258,069	7,334,859

Excess (deficiency) of interest-earning assets over interest bearing liabilities	$477,499	$244,509	$(376,939)	$(608,047)	$925,291	$662,313

Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities	$477,499	$722,008	$345,069	$(262,978)	$662,313

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total assets at June 30, 2009	5.74%	8.68%	4.15%	(3.16)%	7.96%
Cumulative excess (deficiency) at September 30, 2008	(0.10)%	1.90%	(1.19)%	(4.16)%	9.05%

(1)  Adjustable-rate loans are included in the period in which the rate is next scheduled to adjust or in the period in which repayments are expected to occur prior to their next rate adjustment, rather than in the period in which the loans are due.  Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.  Balances have been reduced for non-performing loans, which totaled $29.1 million at June 30, 2009.
(2)  Based on contractual maturities, or terms to call date or pre-refunding dates as of June 30, 2009, and excludes the unrealized loss adjustment of $1.6 million on AFS investment securities.
(3)  Reflects estimated prepayments of MBS in our portfolio, and excludes the unrealized gain adjustment of $39.4 million on AFS MBS.
(4)  Although our checking, savings and money market accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities.  The decay rates (the assumed rate at which the balance of existing accounts would decline) used on these accounts are based on assumptions developed based upon our actual experience with these accounts.  If all of our checking, savings and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $502.1 million, for a cumulative one-year gap of (6.04)% of total assets.
(5)  Borrowings exclude $35.9 million of deferred prepayment penalty costs and $837 thousand of deferred gain on the terminated interest rate swaps.

The change in the one-year gap to 8.68% at June 30, 2009 from 1.90% at September 30, 2008 was a result of a significant decrease in interest rates, particularly mortgage interest rates, and to the extension in the maturity of borrowings.  The decrease in mortgage interest rates increased projected cash flows from mortgage loan prepayments which resulted in shorter average lives and quicker repricing of interest-earning assets at June 30, 2009 compared to September 30, 2008.

Changes in portfolio composition.  The following table presents the distribution of our investment and MBS portfolios, at cost, at the dates indicated.  Overall, fixed-rate securities comprised 56% of these portfolios at June 30, 2009.  The WAL is the estimated remaining maturity after historical prepayment speeds and projected call option assumptions have been applied.  The decrease in the WAL between September 30, 2008 and June 30, 2009 was due to faster prepayment speeds and purchases of securities with WALs shorter than the portfolio, maturity of securities, and to calls with WALs longer than the portfolio.  The decrease in the yield between September 30, 2008 and June 30, 2009 was a result of a decrease in the yield of adjustable-rate MBS that reset during the year to lower market rates, calls and maturities of higher yielding investment securities, and purchases of securities with yields lower than the overall securities portfolio.

	June 30, 2009			March 31, 2009			December 31, 2008			September 30, 2008
	Balance	WAL	Yield	Balance	WAL	Yield	Balance	WAL	Yield	Balance	WAL	Yield
	(Dollars in thousands)
Fixed-rate investments:
U.S. government-sponsored agencies	$254,424	1.01	1.49%	$152,067	0.75	1.68%	$45,036	0.24	3.22%	$82,552	5.55	4.28%
MBS	1,025,056	3.07	4.84	1,105,095	4.03	4.84	1,164,744	5.08	4.88	1,207,086	4.92	4.88
Municipal bonds	65,530	4.02	3.23	60,537	4.27	3.31	58,806	4.17	3.41	58,062	4.81	3.39
Total fixed-rate investments	1,345,010	2.73	4.13	1,317,699	3.66	4.41	1,268,586	4.87	4.75	1,347,700	4.95	4.78

Adjustable-rate investments:
MBS	1,036,566	6.03	4.34	1,057,683	7.15	4.60	986,908	6.68	4.75	1,034,734	5.21	4.76
Trust preferred securities	3,789	27.98	2.29	3,812	28.23	2.98	3,842	28.48	3.66	3,859	28.73	4.48
Total adjustable-rate investments	1,040,355	6.11	4.33	1,061,495	7.25	4.59	990,750	6.79	4.75	1,038,593	5.32	4.76
Total investment portfolio, at cost	$2,385,365	4.20	4.22%	$2,379,194	5.26	4.49%	$2,259,336	5.71	4.75%	$2,386,293	5.11	4.77%

The certificate of deposit portfolio increased $138.1 million from September 30, 2008 to June 30, 2009, and the average cost of the portfolio decreased 61 basis points between the two reporting dates due to certificates repricing to lower market rates.  Retail certificates, public units, and brokered deposits maturing in one year or less at June 30, 2009 were $1.64 billion with an average cost of 3.10%.  The following table presents the maturity of certificates of deposit at the dates indicated.

	June 30, 2009		March 31, 2009		December 31, 2008		September 30, 2008
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Retail certificates maturing within:
0 to 3 months	$395,427	3.24%	$347,478	3.08%	$333,638	3.14%	$409,684	4.39%
3 to 6 months	407,767	3.02	386,295	3.29	339,065	3.14	327,479	3.26
6 months to one year	683,179	3.08	623,949	3.11	670,432	3.37	634,102	3.36
One year to two years	504,788	3.64	579,138	3.98	496,201	4.15	559,607	4.15
After two years	514,320	3.61	484,315	3.69	493,310	3.90	407,549	3.93
	$2,505,481	3.31%	$2,421,175	3.46%	$2,332,646	3.58%	$2,338,421	3.81%

Average maturity (in years)	1.12		1.16		1.16		1.13

Public unit and brokered deposits maturing within:
0 to 3 months	$46,206	1.11%	$70,910	2.70%	$--	0.00%	$84,686	5.21%
3 to 6 months	86,450	4.58	27,500	1.38	24,434	5.21	--	0.00
6 months to one year	16,000	1.09	89,450	4.48	71,449	5.20	24,435	5.21
One year to two years	3,000	1.76	3,000	1.76	--	0.00	71,454	5.20
	$151,656	3.10%	$190,860	3.33%	$95,883	5.20%	$180,575	5.21%

Average maturity (in years)	0.34		0.43		0.76		0.61

Total retail certificates, public unit, and brokered deposits	$2,657,137	3.30%	$2,612,035	3.45%	$2,428,529	3.64%	$2,518,996	3.91%

Total average maturity (in years)	1.08		1.11		1.15		1.09

Item 4.  Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of June 30, 2009.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2009, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2009, there were no changes in the Company’s internal control over financial reporting as defined by Rule 13a-15(d) of the Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table summarizes our share repurchase activity during the three months ended June 30, 2009 and additional information regarding our share repurchase program.   Our current repurchase plan of 500,000 shares was announced on May 26, 2006.  The plan has no expiration date and had 130,368 shares remaining as of June 30, 2009.  The Company intends to repurchase shares from time to time, depending on market conditions, at prevailing market prices in open-market and other transactions.  The shares would be held as treasury stock for general corporate use.

	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased as	of Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plan
April 1, 2009 through
April 30, 2009	--	--	--	130,368
May 1, 2009 through
May 31, 2009	--	--	--	130,368
June 1, 2009 through
June 30, 2009	--	--	--	130,368
Total	--		--

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

CAPITOL FEDERAL FINANCIAL

Date:  August 4, 2009                                                By: /s/ John B. Dicus
                                                                                      John B. Dicus, Chairman, President and
                                                                                      Chief Executive Officer

Date:  August 4, 2009                                               By: /s/ Kent G. Townsend
                                                                                      Kent G. Townsend, Executive Vice President and
                                                                                      Chief Financial Officer

<Index>

65

INDEX TO EXHIBITS
Exhibit Number	Document
2.0	Plan of Reorganization and Stock Issuance Plan*
3(i)	Federal Stock Charter of Capitol Federal Financial*
3(ii)	Bylaws of Capitol Federal Financial filed on November 29, 2007 as Exhibit 3(ii) to the Annual Report on Form 10-K and incorporated herein by reference
4(i)	Form of Stock Certificate of Capitol Federal Financial*
4(ii)	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, the instruments defining the rights of the holders of the Registrant’s long-term debt.
10.1(i)	Registrant’s Thrift Plan filed on November 29, 2007 as Exhibit 10.1(i) to the Annual Report on Form 10-K and incorporated herein by reference
10.1(ii)	Registrant’s Stock Ownership Plan filed on November 29, 2007 as Exhibit 10.1(ii) to the Annual Report on Form 10-K and incorporated herein by reference
10.2	Registrant’s 2000 Stock Option and Incentive Plan (the “Stock Option Plan”) filed on April 13,
2000 as Appendix A to Registrant’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference
10.3	Registrant’s 2000 Recognition and Retention Plan (the “RRP”) filed on April 13, 2000 as
Appendix B to Registrant’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference
10.4	Capitol Federal Financial Deferred Incentive Bonus Plan, as amended, filed on May 5, 2009 as Exhibit 10.4 to the March 31, 2009 Form 10-Q and incorporated herein by reference
10.5	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q and incorporated herein by reference
10.6	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4,
2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q and incorporated herein by reference
10.7	Form of Restricted Stock Agreement under the RRP filed on February 4, 2005 as Exhibit 10.7 to the
December 31, 2004 Form 10-Q and incorporated herein by reference
10.8	Description of Named Executive Officer Salary and Bonus Arrangements filed on December 1,
2008 as Exhibit 10.8 to the Annual Report on Form 10-K and incorporated herein by reference
10.9	Description of Director Fee Arrangements filed on February 4, 2009 as Exhibit 10.9 to the December 31, 2008 Form 10-Q and incorporated herein by reference
10.10	Short-term Performance Plan filed on December 14, 2005 as Exhibit 10.10 to the Annual
Report on Form 10-K for the fiscal year ended September 30, 2005 and incorporated herein by reference
11	Statement re: computation of earnings per share**
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President and Chief Financial Officer
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