Form 10-K
period 2009-09-30
CAPITOL FEDERAL FINANCIAL
filed 2009-11-30
CIK 1074433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
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
Yes ☐      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes☐ No☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked price of such stock on the NASDAQ Stock Market as of March 31, 2009, was $755.9 million.  The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the registrant.

As of November 13, 2009, there were issued and outstanding 74,099,355 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the year ended September 30, 2009.  Part III of Form 10-K - Portions of the proxy statement for the Annual Meeting of Stockholders for the year ended September 30, 2009.

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

•
results of examinations of the Bank by its primary regulator, the Office of Thrift Supervision (the “OTS”), including the possibility that the OTS may, among other things, require the Bank to increase its allowance for loan losses;

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

The Bank is the only operating subsidiary of the Company.  The Bank is a federally-chartered and insured savings bank headquartered in Topeka, Kansas and is examined and regulated by the OTS.  The OTS is its primary regulator.  It is also regulated by the Federal Deposit Insurance Corporation (“FDIC”).  We primarily serve the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and a portion of the metropolitan area of greater Kansas City through 33 traditional and nine in-store banking offices.   At September 30, 2009, we had total assets of $8.40 billion, loans of $5.60 billion, deposits of $4.23 billion and total equity of $941.3 million.

We have been, and intend to continue to be, a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.  We attract retail deposits from the general public and invest those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family  residences.  We also originate consumer loans, loans secured by first mortgages on non-owner-occupied one- to four-family residences, commercial real estate loans and multi-family real estate loans.  While our primary business is the origination of one- to four-family mortgage loans funded through retail deposits, we also purchase whole one- to four-family mortgage loans from correspondent lenders located within our market areas and select market areas in Missouri and from nationwide lenders, and invest in certain investment and mortgage-backed securities (“MBS”) funded through retail deposits, advances from Federal Home Loan Bank Topeka (“FHLB,”) and repurchase agreements.  We may originate loans outside of our market area on occasion, and the majority of the whole loans we purchase from nationwide lenders are secured by properties located outside of our market areas.

Our revenues are derived principally from interest on loans, MBS and investment securities.  Our primary sources of funds are retail deposits, borrowings, repayments on and maturities of loans and MBS, calls and maturities of investment securities, and funds generated by operations.

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

Market Area and Competition

Our corporate office is located in Topeka, Kansas.  We have a network of 42 branches located in 8 counties throughout the state of Kansas and one county in Missouri.  We primarily serve the metropolitan areas of Topeka, Wichita, Lawrence, Manhattan, Emporia and Salina, Kansas and a portion of the metropolitan area of greater Kansas City.  In addition to providing full service banking offices, we also provide our customers telephone and internet banking capabilities.

The Bank ranked first in deposit market share in the state of Kansas as reported in the FDIC “Summary of Deposits - Market Share Report” dated June 30, 2009. Deposit market share is measured by total deposits, without consideration for type of deposit. We do not have commercial deposit accounts because of our focus on retail deposits, while many of our competitors have both commercial and retail deposits in their total deposit base.  Some of our competitors also offer products and services that we do not, such as trust services and private banking.  In recent years, the Bank has experienced a slight decrease in market share due to the entrance of new competitors such as credit unions, newly chartered banks (de novo institutions), and increased banking locations by established financial institutions.   Additionally, consumers have the ability to utilize financial institutions without a brick-and-mortar presence in our market area by way of online products and services.  Management considers our strong retail banking network and our reputation for financial strength and customer service to be our major strengths in attracting and retaining customers in our market areas.

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

We purchase one- to four-family conventional mortgage loans from correspondent lenders located within our market areas and select market areas in Missouri, and from nationwide lenders.  At September 30, 2009 loans purchased from nationwide lenders represented 12% of our total loan portfolio and were secured by properties located in each of the continental 48 states and Washington, D.C.  At September 30, 2009, purchases from nationwide lenders in the following states comprised greater than 5% of nationwide purchased loans:  Illinois 12%; Texas 8%; Florida 7%; and New York 7%.

During fiscal year 2009, the Bank opened three branches in our Kansas City and Wichita market areas, and has preliminary plans to open three additional branches in those same market areas during fiscal year 2010.

Lending Practices and Underwriting Standards

General.  The Bank’s primary lending activity is the origination of loans and the purchase of loans from a select group of correspondent lenders.  These loans are generally secured by first mortgages on owner-occupied, one- to four-family residences in the Bank’s primary market areas and select market areas in Missouri.  The Bank also makes consumer loans, construction loans secured by residential or commercial properties, and real estate loans secured by multi-family dwellings.  Additional lending volume has been generated by purchasing whole one- to four-family conventional mortgage loans from nationwide lenders.  By purchasing loans from nationwide lenders, the Bank is able to attain some geographic diversification in its loan portfolio, and to help mitigate the Bank’s interest rate risk exposure as the purchased loans are predominately adjustable-rate or 15-year fixed-rate loans.  As a result of the decline in real estate values and the economic recession, particularly in some of the states where we have purchased loans, we have experienced an increase in non-performing purchased loans.  At the time these loans were purchased, they met our underwriting standards; however, some are located in areas that have recently experienced high unemployment rates and sharp declines in real estate values.  See additional discussion regarding non-performing purchased loans in “Critical Accounting Policies – Allowance for Loan Losses” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K and “Asset Quality.”  The loans purchased during fiscal year 2009 had an average credit score of 745 and a current weighted average LTV ratio of 50%.  We have not experienced any performance problems with this group of purchased loans.  See additional discussion regarding loans purchased during fiscal year 2009 in “Financial Condition – Loans Receivable” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

The ability of financial institutions, including us, to originate or purchase large dollar volumes of one- to four-family real estate loans may be substantially reduced or restricted under certain economic and regulatory conditions, with a resultant decrease in interest income from these assets.  At September 30, 2009, our one- to four-family residential real estate loan portfolio totaled $5.32 billion, which constituted 63.3% of our total assets.  For a discussion of our market risk associated with loans see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

Loans over $500 thousand must be underwritten by two Class V underwriters, which is our highest class of underwriter.  Any loan greater than $750 thousand must be approved by the Asset and Liability Management Committee (“ALCO”) and loans over $1.5 million must be approved by the board of directors.  For loans requiring ALCO and/or board of directors’ approval, lending management is responsible for presenting to ALCO and/or board of directors information about the creditworthiness of the borrower and the value of the subject property.  Information pertaining to the creditworthiness of the borrower generally consists of a summary of the borrower’s credit history, employment stability, sources of income, assets, net worth, and debt ratios.  The value of the property must be supported by an independent appraisal report prepared in accordance with our appraisal policy.  Loans over $500 thousand are priced above the standard mortgage rate.

Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989, the maximum amount which we could have loaned to any one borrower and the borrower’s related entities at September 30, 2009 was $126.1 million.  Our largest lending relationship to a single borrower or a group of related borrowers at September 30, 2009 consisted of 21 multi-family real estate projects, two single-family homes, and four commercial real estate projects located in Kansas, Iowa, and Texas.  Total commitments and loans outstanding to this group of related borrowers was $56.4 million as of September 30, 2009.  Most of the multi-family real estate loans qualify for the low income housing tax credit program.  We have over 30 years of experience with this group of borrowers, who usually build and manage their own properties.  Each of the loans to this group of borrowers was current and performing in accordance with repayment terms at September 30, 2009.  See additional information under the heading “Multi-family and Commercial Real Estate Lending.”

The second largest lending relationship at September 30, 2009, consisted of nine loans totaling $11.9 million.  Four loans are secured by multi-family real estate units and five are secured by single-family homes.  We have over 30 years of experience with the borrowers.  All units were built and are presently being managed by the borrowers.  Each of the loans to this group of borrowers was current and performing in accordance with repayment terms at September 30, 2009.

One- to Four-Family Residential Real Estate Lending.  The Bank originates and services conventional mortgage loans, or loans not insured or guaranteed by a government agency.  The Bank also originates Federal Housing Administration (“FHA”) insured loan products which are generally sold, along with the servicing of these loans.  New loans are originated through referrals from real estate brokers and builders, our marketing efforts, and our existing and walk-in customers.  While the Bank originates both adjustable and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market areas.  Demand is affected by the local housing market, competition and the interest rate environment.  During the 2009 and 2008 fiscal years, the Bank originated and refinanced $961.5 million and $631.8 million of one- to four-family fixed-rate mortgage loans, and $35.9 million and $77.7 million of one- to four-family adjustable-rate mortgage (“ARM”) loans, respectively.

Repayment
The Bank’s one- to four-family loans are primarily fully amortizing fixed- or ARM loans with contractual maturities of up to 30 years, except for interest-only ARM loans, which require only the payment of interest during the interest-only period, all with payments due monthly.  Our one- to four-family loans are generally not assumable and do not contain prepayment penalties.  A “due on sale” clause, allowing the Bank to declare the unpaid principal balance due and payable upon the sale of the secured property, is generally included in the security instrument.

Pricing
Our pricing strategy for first mortgage loan products includes setting interest rates based on secondary market prices and competition within our local lending markets.  ARM loans are offered with either a three-year, five-year or seven-year term to the initial repricing date.  After the initial period, the interest rate for each ARM loan generally adjusts annually for the remainder of the term of the loan.  A number of different indices are used to reprice our ARM loans.

Adjustable rate loans
Current adjustable-rate one- to four-family conventional mortgage loans originated by the Bank generally provide for a specified rate limit or cap on the periodic adjustment to the interest rate, as well as a specified maximum lifetime cap and minimum rate, or floor.  As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as our cost of funds.  Negative amortization of principal is not allowed.  For three, five, or seven year ARM loans, borrowers are qualified based on the principal, interest, taxes and insurance payments at either the initial rate or the fully indexed accrual rate, whichever is greater.  After the initial three, five, or seven year period, the interest rate is repriced annually and the new principal and interest payment is based on the new interest rate, remaining unpaid principal balance and term of the ARM loan.  Our ARM loans are not automatically convertible into fixed-rate loans; however, we do allow borrowers to pay a modification fee to convert an ARM loan to a fixed-rate loan.  ARM loans can pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower’s payment also rises, increasing the potential for default.  This specific risk type is known as repricing risk.

During 2008, the Bank discontinued offering an interest-only ARM product, but holds in its portfolio originated and purchased interest-only ARM loans.  The interest-only ARM product was discontinued to reduce future credit risk exposure.  Additionally, the Bank has not purchased any interest-only ARM loans since fiscal year 2006.  At the time of origination, these loans did not require principal payments for a period of up to ten years.  Borrowers were qualified based on a fully amortizing payment at the initial loan rate.  The Bank was more restrictive on debt-to-income ratios and credit scores on interest-only ARM loans than on other ARM loans to offset the potential risk of payment shock at the time the loan rate adjusts and/or the principal and interest payments begin.  At September 30, 2009, $256.2 million, or approximately 5% of our loan portfolio, consisted of non-amortizing interest-only ARM loans.  The majority of these loans were purchased from nationwide lenders during fiscal year 2005.  These loans had an initial interest-only term of either five or ten years, with approximately equal distribution between the two terms.  The interest-only loans we purchased had borrowers with an average credit score of 737 at the time of purchase and an average loan-to-value ratio not exceeding 80% at the time of purchase.

Underwriting
One- to four-family loans are underwritten manually or by an automated underwriting system developed by a third party.  The system’s components closely resemble the Bank’s manual underwriting standards which are generally in accordance with Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) underwriting guidelines.  The automated underwriting system analyzes the applicant’s data, with emphasis on credit history, employment and income history, qualifying ratios reflecting the applicant’s ability to repay, asset reserves, and loan-to-value (“LTV”) ratio.  Full documentation to support the applicant’s credit, income, and sufficient funds to cover all applicable fees and reserves at closing are required on all loans.  Loans that do not meet the automated underwriting standards are referred to a staff underwriter for manual underwriting.  Properties securing one- to four-family loans are appraised by either staff appraisers or fee appraisers, both of which are independent of the loan origination function and have been approved by the board of directors.

Mortgage Insurance
For loans with an LTV ratio in excess of 80% at the time of origination, the Bank offers customers the option of a conventional mortgage product with private mortgage insurance (“PMI”) or an FHA mortgage product.  For a conventional mortgage with an LTV in excess of 80%, PMI is required in order to reduce the Bank’s loss exposure to less than 80% of either the appraised value or the purchase price of the property, whichever is less.  The Bank will lend up to 97% of the lesser of the appraised value or purchase price for conventional one- to four-family loans, provided PMI is obtained. Management continuously monitors the claim paying ability of our PMI counterparties.  At this time, we believe that our PMI counterparties have the ability to meet potential claim obligations we may file in the foreseeable future.

FHA loans generally have a LTV in excess of 80% at the time of origination, with mortgage insurance provided by the federal government.  The loans are up to 97.5% of the lesser of the appraised value or purchase price and are originated and underwritten manually according to private investor and FHA guidelines.  The Bank began offering FHA loans in late September 2009 to accommodate customers who may not qualify for a conventional mortgage loan.  FHA loans are originated by the Bank with the intention of selling the loans on a flow basis to a private investor with servicing released.

Purchased loans
The Bank purchases approved conventional one- to four-family loans and the related servicing rights, on a loan-by-loan basis, from correspondent lenders.  During the 2009 and 2008 fiscal years, the Bank purchased $141.6 million and $119.5 million, respectively, of one- to four-family loans from correspondent lenders.  These loans generally have an interest rate 0.125% higher than loans we originate; however, we pay a premium for those loans.

The underwriting of loans purchased through correspondent lenders is generally performed by our underwriters, using our underwriting standards.  The products offered by our correspondents are underwritten to standards that are at least as restrictive as the Bank’s own internal products and underwriting standards.  “No Doc” or “Stated Income, Stated Assets” loans are not permitted under our underwriting standards.  Lenders are required to fully document all data sources for each application.  Management believes these requirements reduce the credit risk associated with these loans.  Lenders are located within the metropolitan Kansas City market area and select market areas in Missouri.

The Bank also purchases conventional one- to four-family loans from nationwide lenders.  The servicing rights are generally retained by the lender.  The underwriting standards are generally similar to the Bank’s internal underwriting standards.  “No Doc” or “Stated Income, Stated Assets” loans are not permitted under our underwriting standards.  Lenders are required to fully document all data sources for each application.  Management believes these requirements reduce the credit risk associated with these loans.  Before committing to purchase a pool of loans from a lender, the Bank’s Chief Lending Officer or Secondary Marketing Manager reviews specific criteria such as loan amount, credit scores, LTV ratios, geographic location, and debt ratios of each loan in the pool.  If the specific criteria do not meet the Bank’s underwriting standards and compensating factors are not sufficient, then a loan will be removed from the pool.  Once the review of the specific criteria is complete and loans not meeting the Bank’s standards are removed from the pool, changes are sent back to the lender for acceptance and pricing.  Before the pool is funded, an internal Bank underwriter reviews at least 25% of the loan files to confirm loan terms, credit scores, debt service ratios, and property value documentation.  Our standard contractual agreement with the lender includes recourse options for any breach of representation or warranty with respect to the loans purchased.  In general, loans are purchased with servicing retained by the seller.  The servicing of purchased loans is governed by a servicing agreement, which outlines collection policies and procedures, as well as oversight requirements, such as servicer certifications attesting to and providing proof of compliance with the servicer agreement.  During fiscal years 2009 and 2008, the Bank purchased $191.8 million and $155 thousand, respectively, of one- to four-family loans from nationwide lenders.

Loan modification program
In an effort to offset the impact of repayments and to retain our customers, the Bank offers existing loan customers whose loans have not been sold to third parties the opportunity to modify their original loan terms to new loan terms generally consistent with those currently being offered.  This is a convenient tool for customers who may have considered refinancing from an ARM loan to a fixed-rate loan, would like to reduce their term, or take advantage of lower rates associated with current market rates.  The program helps ensure the Bank maintains the relationship with the customer and significantly reduces the amount of effort required for customers to obtain current market pricing and terms without having to refinance their loans.  The Bank charges a fee for this service generally comparable to fees charged on new loans.  The Bank does not solicit customers for this program, but considers it a valuable opportunity to retain customers who, due to our strict initial underwriting, could likely obtain similar financing elsewhere.   During fiscal year 2009, we modified $1.14 billion our originated loans.

Loan sales
Conventional one- to four-family loans may be sold on a bulk basis for portfolio restructuring or on a flow basis as loans are originated to reduce interest rate risk and/or maintain a certain liquidity position.  The Bank generally retains the servicing on these loans.  ALCO determines which conventional one- to four-family loans are to be originated as “Held for Sale” or “Held for Investment.”  Conventional one- to four-family loans originated as “Held for Sale” are to be sold in accordance with policies set forth by ALCO.  Conventional one- to four-family loans originated as “Held for Investment” are generally not eligible for sale unless a specific segment of the portfolio is identified for asset restructuring purposes.  Generally, the Bank will continue to service these loans.

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

The application process includes submission of complete plans, specifications, and costs of the project to be constructed.  These items are used as a basis to determine the appraised value of the subject property.  All construction loans are manually underwritten using the Bank’s internal underwriting standards.  The construction and permanent loans are closed at the same time allowing the borrower to secure the interest rate at the beginning of the construction period and throughout the permanent loan.  Construction draw requests and the supporting documentation are reviewed and approved by management.  The Bank also performs regular documented inspections of the construction project to ensure the funds are being used for the intended purpose and the project is being completed according to the plans and specifications provided.  At September 30, 2009, we had $39.5 million in construction-to-permanent loans outstanding, including undisbursed loan funds, representing almost 1% of our total loan portfolio.

Consumer Lending.  The Bank offers a variety of secured consumer loans, including home equity loans and lines of credit, home improvement loans, auto loans, and loans secured by savings deposits.   The Bank also originates a very limited amount of unsecured loans.  The Bank does not originate any consumer loans on an indirect basis, such as contracts purchased from retailers of goods or services which have extended credit to their customers.  All consumer loans are originated in the Bank’s market areas.  At September 30, 2009, our consumer loan portfolio totaled $205.0 million, or 3.7% of our total loan portfolio.

The majority of the consumer loan portfolio is comprised of home equity lines of credit, which have interest rates that can adjust monthly based upon changes in the Prime rate, to a maximum of 18%.  Home equity loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 95% of the value of the property securing the loan.  In order to minimize risk of loss, home equity loans that are greater than 80% of the value of the property, when combined with the first mortgage, require PMI.  The term-to-maturity of home equity and home improvement loans may be up to 20 years.  Other home equity lines of credit have no stated term-to-maturity and require a payment of 1.5% of the outstanding loan balance per month. Interest-only home equity lines of credit have a maximum term of 12 months, monthly payments of accrued interest, and a balloon payment at maturity.  Repaid principal may be re-advanced at any time, not to exceed the original credit limit of the loan.  Other consumer loan terms vary according to the type of collateral and the length of the contract.   Home equity loans, including lines of credit and home improvement loans, comprised almost 3.5% of our total loan portfolio, or $195.6 million, at September 30, 2009.  As of September 30, 2009, 71.6% of the home equity portfolio was adjustable-rate.

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

Consumer loans generally have shorter terms to maturity or reprice more frequently, which reduces our exposure to changes in interest rates, and usually carry higher rates of interest than do one- to four-family loans.  However, consumer loans may entail greater risk than do one- to four-family loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles.  Management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

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

At September 30, 2009, multi-family and commercial real estate loans totaled $80.5 million, or 1.4% of our total loan portfolio.

We generally do not maintain a tax or insurance escrow account for multi-family or commercial real estate loans.  In order to monitor the adequacy of cash flows on income-producing properties with a principal balance of $1.5 million or more, the borrower is notified annually to provide financial information including rental rates and income, maintenance costs and an update of real estate property tax payments, as well as personal financial information.

Our multi-family and commercial real estate loans are generally large dollar loans and involve a greater degree of credit risk than one- to four-family loans.  Such loans typically involve large balances to single borrowers or groups of related borrowers.  Because payments on multi-family and commercial real estate loans are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower’s ability to repay the loan may be impaired.  See “Asset Quality – Non-performing Loans.”

The Bank is a participant with five other banking institutions on a $42.5 million commercial construction loan secured by a retail shopping center in Kansas.  The Bank’s original participant share was $15.0 million, which was to be disbursed as the improvements were completed.  The loan was converted from a construction loan to a permanent loan in April 2009, but still had funds to advance for tenant finish. Due to economic factors, the lead bank and the borrower requested to restructure the project and reduce the overall commitment to $31.0 million, which reduced the Bank’s commitment to $10.9 million as of August 2009.  At September 30, 2009, the outstanding principal balance of the Bank’s commitment was $7.6 million.  The change involved completing construction for retail space that was already started, of which 81% is leased as of September 30, 2009, and postponing the development of additional space.  This loan is part of our largest lending relationship to a single borrower or a group of related borrowers at September 30, 2009.  Although the loan has performed per the terms of the agreement, the change in agreement has prompted management to classify the loan as “Special Mention” at September 30, 2009.  See “Classified Assets.”

Loan Portfolio.  The following table presents information concerning the composition of our loan portfolio in dollar amounts and in percentages (before deductions for undisbursed loan funds, unearned loan fees and deferred costs, and the allowance for loan losses) as of the dates indicated.

	September 30,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$5,321,935	94.2%	$5,026,358	93.4%	$4,992,398	93.4%	$4,931,505	93.8%	$5,189,006	94.5%
Multi-family and commercial	80,493	1.4	56,081	1.0	60,625	1.1	56,774	1.1	49,563	0.9
Construction	39,535	0.7	85,178	1.6	74,521	1.4	45,452	0.8	45,312	0.8
Total real estate loans	5,441,963	96.3	5,167,617	96.0	5,127,544	95.9	5,033,731	95.7	5,283,881	96.2

Consumer and Other Loans:
Home equity	195,557	3.5	202,956	3.8	208,642	3.9	212,938	4.1	198,135	3.6
Other	9,430	0.2	9,272	0.2	10,440	0.2	10,804	0.2	12,371	0.2
Total consumer and other loans	204,987	3.7	212,228	4.0	219,082	4.1	223,742	4.3	210,506	3.8
Total loans receivable	5,646,950	100.0%	5,379,845	100.0%	5,346,626	100.0%	5,257,473	100.0%	5,494,387	100.0%

Less:
Undisbursed loan funds	20,649		43,186		42,481		22,605		14,803
Unearned loan fees and deferred costs	12,186		10,088		9,893		9,318		10,856
Allowance for losses	10,150		5,791		4,181		4,433		4,598
Total loans receivable, net	$5,603,965		$5,320,780		$5,290,071		$5,221,117		$5,464,130

The following table presents the contractual maturity of our loan portfolio at September 30, 2009.  Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.
	Real Estate
			Multi-family and		Construction
	One- to Four-Family		Commercial		and Development(2)		Home Equity (3)		Other		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Amounts due:
Within one year(1)	$1,970	6.21%	$10,953	4.95%	$26,283	5.27%	$4,117	4.20%	$1,400	6.46%	$44,723	5.17%

After one year:
Over one to two	3,263	5.67	27	7.00	13,252	5.07	1,188	4.77	1,288	7.61	19,018	5.33
Over two to three	9,234	5.63	1,083	6.24	--	--	2,163	5.21	1,043	6.73	13,523	5.70
Over three to five	49,830	5.28	571	6.51	--	--	3,931	5.37	5,224	5.60	59,556	5.33
Over five to ten	480,715	5.21	8,085	5.93	--	--	31,143	5.05	475	8.57	520,418	5.21
Over 10 to 15	826,055	5.07	11,872	6.35	--	--	60,990	4.90	--	--	898,917	5.07
After 15 years	3,950,868	5.31	47,902	6.25	--	--	92,025	6.40	--	--	4,090,795	5.35
Total due after one year	5,319,965	5.26	69,540	6.23	13,252	5.07	191,440	5.66	8,030	6.24	5,602,227	5.29

Total loans	$5,321,935	5.26%	$80,493	6.06%	$39,535	5.20%	$195,557	5.63%	$9,430	6.27%	5,646,950	5.29%

Less:
Undisbursed loan funds											20,649
Unearned loan fees and deferred costs											12,186
Allowance for loan losses											10,150
Total loans receivable, net											$5,603,965
   (1)  Includes demand loans, loans having no stated maturity, and overdraft loans.
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

The following table presents, as of September 30, 2009, the amount of loans, net of undisbursed loan funds, due after September 30, 2010, and whether these loans have fixed or adjustable interest rates.

	Fixed	Adjustable	Total
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$4,226,035	$1,093,930	$5,319,965
Multi-family and Commercial	66,867	2,673	69,540
Construction	12,707	545	13,252
Consumer and Other Loans:
Home equity	55,544	135,896	191,440
Other	4,123	3,907	8,030
Total	$4,365,276	$1,236,951	$5,602,227

The following table shows our loan originations, loan purchases and participations, transfers, and repayment activity for the periods indicated.  Purchased loans include loans purchased from correspondent and nationwide lenders.  The table below does not include $1.14 billion of originated loans that were modified during fiscal year 2009 ..

	Year Ended September 30,
	2009	2008	2007
	(Dollars in thousands)
Originations by type:
Adjustable-rate:
Real estate - one- to four-family	$35,862	$77,679	$104,362
- multi-family and commercial	--	1,800	--
Home equity	91,053	87,614	87,022
Other	4,391	1,731	--
Total adjustable-rate loans originated	131,306	168,824	191,384
Fixed-rate:
Real estate - one- to four-family	961,493	631,765	573,239
- multi-family and commercial	14,891	975	5,523
Home equity	10,069	14,475	25,285
Other	1,922	4,796	8,019
Total fixed-rate loans originated	988,375	652,011	612,066
Total loans originated	1,119,681	820,835	803,450

Purchases:
Adjustable-rate:
Real estate - one- to four-family	223,619	71,836	76,241
- multi-family and commercial	--	--	15,000
Fixed-rate:
Real estate - one- to four-family	109,813	47,795	53,094
Total loans purchased	333,432	119,631	144,335

Transfer of modified loans to LHFS, net	(94,672)	--	--

Principal repayments	(1,083,731)	(899,178)	(855,980)

Decrease in other items, net	(7,605)	(8,069)	(2,652)

Net increase	$267,105	$33,219	$89,153

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

For one- to four-family loans and home equity loans, when a borrower fails to make a loan payment 15 days after the due date, a late charge is assessed and a notice is mailed.  All delinquent balances are reviewed by collection personnel once the loan is 16 or more days past due.  Attempts to contact the borrower occur by personal letter and, if no response is received, by telephone, with the purpose of establishing repayment arrangements for the borrower to bring the loan current.  Repayment arrangements may be approved by a designated bank officer.  Once a loan becomes 90 days delinquent, a demand letter is issued requiring the loan to be brought current or foreclosure procedures will be implemented.  Once a loan becomes 120 days delinquent, and an acceptable repayment plan has not been established, the loan is forwarded to legal counsel to initiate foreclosure.

We monitor delinquencies on our purchased loan portfolio with reports we receive from the servicers.  We monitor these servicer reports to ensure that the servicer is upholding the terms of the servicing agreement.  The reports generally provide total principal and interest due and length of delinquency, and are used to prepare monthly management reports and perform delinquent loan trend analysis.  Management also utilizes information from the servicers to monitor property valuations and identify the need to record specific valuation allowances.  The servicers handle collection efforts per the terms of the servicing agreement.  In the event of a foreclosure, the servicer obtains our approval prior to initiating foreclosure proceedings, and handles all aspects of the repossession and disposition of the repossessed property, which is also governed by the terms of the servicing agreement.  We also monitor whether mortgagors who filed bankruptcy are meeting their obligation to pay the mortgage debt in accordance with the terms of the bankruptcy petition.

The following matrix shows the balance of one- to four-family loans cross-referenced by LTV ratio and credit score.  The LTV ratios used in the matrix were based on the current loan balance and the most recent bank appraisal available, or the lesser of the purchase price or original appraisal.  In most cases, the most recent appraisal was obtained at the time of origination.  The LTV ratios based upon appraisals obtained at the time of origination may not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure as the value of the underlying collateral may have declined since the time of origination.  Credit scores were updated in March 2009 for loans originated by the Bank and in September 2009 for purchased loans.  Management will continue to update credit scores as deemed necessary based upon economic conditions.  Per the matrix, the greatest concentration of loans fall into the “751 and above” credit score category and have a LTV ratio of less than 70%.  The loans falling into the “less than 660” credit score category and having LTV ratios of more than 80% comprise the lowest concentration.  The average LTV ratio of our one-to four-family loans at September 30, 2009 was approximately 66%.

	Credit Score
	Less than 660		661 to 700		701 to 750		751 and above		Total
LTV ratio	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Less than 70%	$122,624	2.3%	$157,038	3.0%	$427,227	8.0%	$1,953,728	36.7%	$2,660,617	50.0%
70% to 80%	118,695	2.3	130,138	2.4	417,022	7.8	1,210,400	22.7	1,876,255	35.2
More than 80%	75,919	1.4	78,920	1.5	215,991	4.1	414,233	7.8	785,063	14.8
	$317,238	6.0%	$366,096	6.9%	$1,060,240	19.9%	$3,578,361	67.2%	$5,321,935	100.0%

Delinquent Loans.  The following tables set forth our loans 30 - 89 days delinquent by type, number and amount as of the periods presented.
	Loans Delinquent for 30-89 Days at September 30,
	2009		2008		2007
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

One- to four-family:
Originated	159	$15,488	125	$13,244	149	$13,117
Purchased	41	10,556	37	7,083	26	3,854
Multi-family & commercial	--	--	--	--	--	--
Construction	--	--	--	--	--	--
Home equity	40	708	33	664	28	589
Other	15	89	21	118	29	172

	255	$26,841	216	$21,109	232	$17,732

Delinquent loans to total loans		0.48%		0.40%		0.34%

Loans 30 to 89 days delinquent increased $5.7 million from $21.1 million at September 30, 2008 to $26.8 million at September 30, 2009.  Of the 30-89 day delinquent purchased loans at September 30, 2009, approximately 50% are concentrated in Virginia, Illinois, Texas, Ohio, Pennsylvania and Missouri, with the remaining 50% spread across 14 other states. The following table presents the average percentage of loans, by principal balance, that entered the 30-89 days delinquent category during the past 12 months that paid off, returned to performing status, stayed 30-89 days delinquent, or progressed to the non-performing or REO categories.

	30-89 Day Delinquent Loan Trend Analysis
			30-89 Days
	Paid Off	Performing	Delinquent	Non-Performing	REO	Total
Originated	5.2%	37.8%	35.9%	18.9%	2.2%	100.0%
Purchased	2.2%	19.7%	36.1%	40.1%	1.9%	100.0%

Total Portfolio Average	4.0%	30.3%	36.2%	27.6%	1.9%	100.0%

Non-performing Assets.  The table below sets forth the number, amount and categories of non-performing assets.  Non-performing assets consist of non-performing loans and real estate owned (“REO”).  Non-performing loans are non-accrual loans that are 90 or more days delinquent or are in the process of foreclosure.  The amount that was included in interest income on non-performing loans, before non-accruing status, was $473 thousand for the year ended September 30, 2009.  The amount of additional interest income that would have been recorded on non-performing loans if they were not on non-accruing status was $603 thousand for the year ended September 30, 2009.  REO includes assets acquired in settlement of loans.

	September 30,
	2009		2008		2007		2006		2005
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Non-performing loans:
One- to four-family:
Originated	99	$9,248	70	$6,488	68	$4,941	56	$3,534	74	$4,471
Purchased	70	21,259	25	6,708	9	2,163	13	1,857	5	563
Multi-family & commercial	--	--	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--	--	--
Consumer and Other Loans:
Home equity	22	367	19	379	13	207	12	177	11	113
Other	8	45	11	91	7	41	3	41	4	11
	199	30,919	125	13,666	97	7,352	84	5,609	94	5,158

Real estate owned:
One- to four-family:
Originated (1)	51	5,702	36	2,228	30	2,036	34	2,401	30	1,368
Purchased	8	1,702	12	2,918	1	61	--	--	1	245
Multi-family & commercial	--	--	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--	--	--
Consumer and Other Loans:
Home equity	--	--	--	--	--	--	--	--	--	--
Other	--	--	--	--	--	--	1	8	1	40
	59	7,404	48	5,146	31	2,097	35	2,409	32	1,653

Total non-performing assets	258	$38,323	173	$18,812	128	$9,449	119	$8,018	126	$6,811

Non-performing loans
as a percentage of total loans		0.55%		0.26%		0.14%		0.11%		0.09%
Non-performing assets
as a percentage of total assets		0. 46%		0.23%		0.12%		0.10%		0.08%

   (1)  Real estate related consumer loans are included in the one- to four-family category as the underlying collateral is a one- to four-family property.

At September 30, 2009, one-to four-family non-performing loans with LTV ratios greater than 80% comprised approximately 20% of total non-performing loans. Of these loans, approximately 80% have PMI which substantially reduces or eliminates the Bank’s exposure to loss.  The balance of one-to four-family non-performing loans with LTV ratios greater than 80% with no PMI was $1.3 million at September 30, 2009.  At origination, these loans had LTV ratios less than 80%, but as a result of updating the appraisals, the LTV ratios are now in excess of 80%.

Non-performing loans increased $17.2 million from $13.7 million at September 30, 2008 to $30.9 million at September 30, 2009.  Of the purchased non-performing loans at September 30, 2009, approximately 50% are concentrated in Arizona, Florida, and Nevada, with the remaining 50% spread across 21 other states.  The increase in non-performing loans reflects the economic recession coupled with the continued deterioration of the housing market, particularly in some of the states in which we have purchased loans.  The deteriorating conditions in the housing market are evidenced by declining house prices, fewer home sales, increasing inventories of houses on the market and an increase in the length of time houses remain on the market.  The increase in non-performing loans increased our ratio of non-performing loans to total loans from 0.26% as of September 30, 2008 to 0.55% at September 30, 2009.

Impaired Loans.  A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans totaled $41.4 million, $13.7 million, and $7.4 million for the fiscal years ended September 30, 2009, 2008, and 2007, respectively.  All non-accrual loans and troubled debt restructurings (“TDRs”) that have not been performing under the new terms for 12 consecutive months are considered to be impaired loans.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered.  The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and extending the maturity date of the loan.  At September 30, 2009, 2008, and 2007, the Bank had TDRs of $10.8 million, $918 thousand, and $230 thousand, respectively.  We had no TDRs during the years ended September 30, 2006 and 2005.  TDRs are not reported as non-performing loans, unless the restructured loans are more than 90 days delinquent.  The balance of TDRs included in the impaired loan balance at September 30, 2009 was $10.8 million, of which 94%, or $10.2 million, were originated loans.  Of the $10.8 million, $314 thousand was greater than 90 days delinquent and was included in the non-performing loan balance at September 30, 2009.  The amount of interest recognized in interest income on total TDRs was $52 thousand for the year ended September 30, 2009.  The amount of interest included in interest income on non-performing TDRs, before non-accruing status, was $6 thousand for the year ended September 30, 2009.  The amount of additional interest income that would have been recorded on the non-performing TDR loans if they were not on non-accruing status was $5 thousand for the fiscal year ended September 30, 2009.  Loans are removed from the TDR classification after 12 consecutive months of satisfactory repayment performance under the new loan terms.

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OTS to be of lesser quality, as “special mention”, “substandard”, “doubtful” or “loss.”  Assets classified as “special mention” are performing loans on which known information about the collateral pledged or the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such assets in the non-performing asset categories.  TDRs that were performing prior to restructuring are reported as special mention until they have been performing for 12 consecutive months under the new loan terms.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  TDRs that were more than 90 days delinquent at the time of restructuring are reported as substandard until they have been performing for 12 consecutive months under the new loan terms.  Assets classified as “doubtful” have all of the weaknesses inherent as those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values “highly questionable and improbable.”  Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies problem assets as either special mention, substandard or doubtful, it may establish specific valuation allowances in an amount deemed prudent by management and approved by the board of directors.  General valuation allowances may be established to recognize the inherent risk associated with lending activities, but unlike specific valuation allowances, have not been allocated to specific problem assets within a portfolio of similar assets.  When an insured institution classifies problem assets as “loss,” it is required either to establish a specific valuation allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount.  An institution’s determination as to the classification of its assets and the amount of its allowance for loan losses is subject to review by the OTS and the FDIC, which may order the establishment of additional loss allowances.

In connection with the filing of the Bank’s periodic reports with the OTS and in accordance with our asset classification policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  The following table sets forth the balance of assets, less specific valuation allowances, classified as special mention, substandard, or doubtful at September 30, 2009.

	Special Mention		Substandard		Doubtful
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Real Estate:
One- to four-family
Originated	46	$7,618	117	$12,295	--	$--
Purchased	1	262	70	17,056	--	--
Multi-family & commercial	1	10,953	--	--	--	--
Construction	--	--	--	--	--	--
Consumer and Other Loans:
Home equity	6	71	25	564	--	--
Other	--	--	9	53	--	--
Total loans	54	18,904	221	29,968	--	--

Real estate owned
Originated	--	--	51	5,702	--	--
Purchased	--	--	8	1,702	--	--
Total real estate owned	--	--	59	7,404	--	--

Total classified assets	54	$18,904	280	$37,372	--	$--

Allowance for Loan Losses and Provision for Loan Losses. Management maintains an allowance for loan losses to absorb known and inherent losses in the loan portfolio based on ongoing quarterly assessments of the loan portfolio.  Our allowance for loan loss methodology considers a number of quantitative and qualitative factors, including the trend and composition of our delinquent and non-performing loans, results of foreclosed property transactions, and the status and trends of the local and national economies and housing markets.  The allowance for loan losses is maintained through provisions for loan losses which are charged to income.  The provision for loan losses is established after considering the results of management’s quarterly assessment of the allowance for loan losses.   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K for a full discussion of our allowance for loan losses methodology.  At September 30, 2009, our allowance for loan losses was $10.2 million, or 0.18% of the total loan portfolio and 33% of total non-performing loans.  This compares with an allowance for loan losses of $5.8 million, or 0.11% of the total loan portfolio and 42% of total non-performing loans as of September 30, 2008.

During fiscal year 2009, the Bank experienced an increase in delinquencies, non-performing loans, net loan charge-offs and losses on foreclosed property transactions, primarily on purchased loans, as a result of the decline in housing and real estate markets, as well as the ongoing economic recession.  Based on these conditions, the Bank recorded a provision for loan losses of $6.4 million in fiscal year 2009.  The $6.4 million provision primarily reflects an increase in the specific valuation allowances on purchased loans, an increase in the balance of non-performing purchased loans, an increase in the general valuation allowances primarily on 30-89 day delinquent purchased loans and an increase in charge-offs, also primarily related to purchased loans.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K for a full discussion of the changes in our allowance for loan losses methodology during fiscal year 2009.

The following table presents the Company’s activity for the allowance for loan losses and related ratios at the dates and for the periods indicated.

	Year Ended September 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of period	$5,791	$4,181	$4,433	$4,598	$4,495
Charge-offs:
One- to four-family loans-originated	226	86	8	95	91
One- to four-family loans-purchased	1781	321	--	--	--
Multi-family & commercial	--	--	--	--	--
Construction	--	--	--	--	--
Home equity	1	2	3	--	--
Other	24	32	16	37	56
Total charge-offs	2,032	441	27	132	147
Recoveries:
One- to four-family	--	--	--	1	35
Multi-family & commercial	--	--	--	--	--
Construction	--	--	--	--	--
Home equity	--	--	--	--	--
Other	--	--	--	--	--
Total recoveries	--	--	--	1	35
Net charge-offs	2,032	441	27	131	112
Allowance on loans in the loan swap transaction	--	--	--	(281)
Provision (recovery)	6,391	2,051	(225)	247	215
Balance at end of period	$10,150	$5,791	$4,181	$4,433	$4,598

Ratio of net charge-offs during the period
to average loans outstanding (1)	0.04%	--%	--%	--%	--%

Ratio of net charge-offs during the period
to average non-performing assets	7.11%	3.12%	0.31%	1.77%	1.31%

Allowance as a percentage of non-accruing loans	32.83%	42.37%	56.87%	79.03%	89.14%

Allowance as a percentage of total loans
(end of period)	0.18%	0.11%	0.08%	0.08%	0.08%

(1) Ratios for the years ended September 30, 2008, 2007, 2006 and 2005 calculate to be less than 0.01%.

Historically, our charge-offs have been low due to our low level of non-performing loans and the amount of underlying equity in the properties collateralizing one- to four-family loans.  The increase in non-performing purchased loans and the decline in real estate and housing markets have begun to result in higher charge-offs, specifically related to purchased loans.  However, the overall amount of charge-offs has not been significant because of our strict underwriting standards and the relative economic stability of the geographic areas in which the Bank originates loans.

The distribution of our allowance for loan losses at the dates indicated is summarized as follows:

	September 30,
	2009		2008		2007		2006		2005
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
	Amount of	Category	Amount of	Category	Amount of	Category	Amount of	Category	Amount of	Category
	Loan Loss	to Total	Loan Loss	to Total	Loan Loss	to Total	Loan Loss	to Total	Loan Loss	to Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
	(Dollars in thousands)
One- to four-family
Originated	$3,604	81.9%	$3,075	80.7%	$2,962	77.0%	$2,819	72.9%	$2,841	77.7%
Purchased	5,972	12.3	2,307	13.6	773	17.1	977	21.3	773	17.1
Multi-family and commercial	227	1.4	54	1.1	57	1.1	54	1.1	270	0.9
Construction	22	0.7	41	0.6	69	0.6	258	0.4	129	0.5
Home equity	268	3.5	229	3.8	227	4.0	249	4.1	250	3.6
Other	57	0.2	85	0.2	93	0.2	76	0.2	83	0.2
	$10,150	100.0%	$5,791	100.0%	$4,181	100.0%	$4,433	100.0%	$4,346	100.0%

Investment Activities

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations; securities of various federal agencies; government-sponsored enterprises, including callable agency securities and municipal bonds; certain certificates of deposit of insured banks and savings institutions; certain bankers’ acceptances; repurchase agreements; and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in investment grade commercial paper, corporate debt securities, and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.  As a member of the FHLB, the Bank is required to maintain a specified investment in the capital stock of the FHLB.  See “Regulation - Federal Home Loan Bank System,” “Capitol Federal Savings Bank,” and “Qualified Thrift Lender Test” for a discussion of additional restrictions on our investment activities.

The Chief Investment Officer has the primary responsibility for the management of the Bank’s investment portfolio, subject to the direction and guidance of the ALCO.  The Chief Investment Officer considers various factors when making decisions, including the marketability, maturity, and tax consequences of the proposed investment.  The composition of the investment portfolio will be affected by various market conditions, including the slope of the yield curve, the level of interest rates, the impact on the Bank’s interest rate risk, the trend of net deposit flows, the volume of loan sales, the anticipated demand for funds via withdrawals, repayments of borrowings, and loan originations and purchases.

The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low, and to maximize earnings while satisfactorily managing liquidity risk, interest rate risk, reinvestment risk, and credit risk.  Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans.  Cash flow projections are reviewed regularly and updated to assure that adequate liquidity is maintained.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosure about Market Risk” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

We classify securities as trading, available-for-sale (“AFS”) or held-to-maturity (“HTM”) at the date of purchase.  Securities that are purchased and held principally for resale in the near future are classified as trading securities and are reported at fair value, with unrealized gains and losses reported in the consolidated statements of income.  AFS securities are reported at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of deferred income taxes.  HTM securities are reported at cost, adjusted for amortization of premium and accretion of discount.  We have both the ability and intent to hold the HTM securities to maturity.

Management monitors the securities portfolio for other-than-temporary impairments (“OTTI”) on an ongoing basis and performs a formal review quarterly.  The process involves monitoring market events and other items that could impact issuers.  Management assesses whether an OTTI is present when the fair value of a security is less than its amortized cost basis at the balance sheet date.  Management determines whether OTTI losses should be recognized for impaired securities by assessing all known facts and circumstances surrounding the securities.  If the Company intends to sell an impaired security or if it is more likely than not that the Company will be required to sell an impaired security before recovery of its amortized cost basis, OTTI has occurred and the difference between amortized cost and fair value will be recognized as a loss in earnings.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K for a full discussion of our OTTI policy.  At September 30, 2009, no securities had been identified as other-than-temporarily impaired.

Investment Securities.  Our investment securities portfolio consists of securities issued by government-sponsored enterprises (primarily issued by FNMA, FHLMC, and FHLB), taxable and non-taxable municipal bonds and trust preferred securities.  At September 30, 2009, our investment securities portfolio totaled $480.7 million.  The portfolio consists of securities classified as either HTM or AFS.  See “Notes to Consolidated Financial Statements – Note 3 - Securities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investment Securities”  in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

During fiscal year 2009, our investment securities portfolio increased $338.3 million from $142.4 million at September 30, 2008 to $480.7 million at September 30, 2009.  The increase was a result of purchases of $448.6 million.  All of the purchases during fiscal year 2009 were fixed-rate and had a weighted average yield of 1.70% and a weighted average life of approximately one and a half years, due to the majority of the securities being callable.  If market rates were to rise, the short-term nature of these securities may allow management the opportunity to reinvest the maturing funds at a higher yield.

Mortgage-Backed Securities.  Our MBS portfolio consists primarily of securities issued by government-sponsored enterprises (primarily issued by FNMA and FHLMC). The principal and interest payments of MBS issued by FNMA and FHLMC are collateralized by the underlying mortgage assets with principal and interest payments guaranteed by the agencies.  The underlying mortgage assets are conforming mortgages that comply with FNMA and FHLMC underwriting guidelines, as applicable, and are therefore not considered subprime.  At September 30, 2009, our MBS portfolio totaled $1.99 billion.

A small portion of the MBS portfolio consists of non-agency collateralized mortgage obligations (“CMOs”).  CMOs are special types of pass-through debt securities in which the stream of principal and interest payments on the underlying mortgages or MBS are used to create investment classes with different maturities and, in some cases, different amortization schedules, as well as a residual interest, with each such class possessing different risk characteristics.  At September 30, 2009, we held CMOs totaling $52.7 million, none of which qualified as high risk mortgage securities as defined under OTS regulations.  Our CMOs are currently classified as either HTM or AFS.  We do not purchase residual interest bonds.

During fiscal year 2009, our MBS portfolio decreased $241.9 million from $2.23 billion at September 30, 2008, to $1.99 billion at September 30, 2009.  The decrease in the portfolio was primarily a result of principal repayments that were not reinvested in their entirety in the MBS portfolio; rather, the funds were reinvested into short-term investment securities.  Of the $191.2 million of MBS purchased during fiscal year 2009, $21.8 million were fixed-rate with a weighted average life of 3.84 years and a weighted average yield of 3.03% and $169.4 million were adjustable-rate with a weighted average yield of 2.72% and an average of 2.41 years until their first repricing opportunity.  See “Notes to Consolidated Financial Statements – Note 3 - Securities” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Mortgage-Backed Securities”  in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

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

The following table sets forth the composition of our investment and MBS portfolio at the dates indicated.  Our investment securities portfolio at September 30, 2009 did not contain securities of any issuer with an aggregate book value in excess of 10% of our stockholders’ equity, excluding those issued by government-sponsored enterprises.

	September 30,
	2009			2008			2007
	Carrying	% of	Fair	Carrying	% of	Fair	Carrying	% of	Fair
	Value	Total	Value	Value	Total	Value	Value	Total	Value
	(Dollars in thousands)
AFS securities:
MBS	$1,389,211	85.5%	$1,389,211	$1,484,055	96.7%	$1,484,055	$402,686	79.7%	$402,686
U.S. government-sponsored enterprises	229,875	14.2	229,875	44,188	2.9	44,188	99,705	19.8	99,705
Trust preferred securities	2,110	0.1	2,110	2,655	0.2	2,655	--	--	--
Municipal bonds	2,799	0.2	2,799	2,743	0.2	2,743	2,719	0.5	2,719
Total AFS securities	1,623,995	100.0%	1,623,995	1,533,641	100.0%	1,533,641	505,110	100.0%	505,110

HTM securities:
MBS	603,256	71.0%	627,829	750,284	89.0%	743,764	1,011,585	70.6%	995,415
U.S. government-sponsored enterprises	175,394	20.7	175,929	37,397	4.4	36,769	401,431	28.0	398,598
Municipal bonds	70,526	8.3	73,000	55,376	6.6	55,442	20,313	1.4	20,342
Total HTM securities	849,176	100.0%	876,758	843,057	100.0%	835,975	1,433,329	100.0%	1,414,355

	$2,473,171		$2,500,753	$2,376,698		$2,369,616	$1,938,439		$1,919,465

The composition and maturities of the investment and MBS portfolio at September 30, 2009 are indicated in the following table by remaining contractual maturity, without consideration of call features or pre-refunding dates.  Yields on tax-exempt investments are not calculated on a taxable equivalent basis.

	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value
	(Dollars in thousands)
AFS securities:
MBS	$--	--%	$--	--%	$102,329	4.98%	$1,286,882	4.56%	$1,389,211	4.59%	$1,389,211
U.S. government-sponsored enterprises	--	--	229,875	1.53	--	--	--	--	229,875	1.53	229,875
Trust preferred securities	--	--	--	--	--	--	2,110	1.96	2,110	1.96	2,110
Municipal bonds	--	--	385	3.54	1,158	3.70	1,256	3.90	2,799	3.77	2,799
Total AFS securities	--	--	230,260	1.54	103,487	4.97	1,290,248	4.55	1,623,995	4.15	1,623,995

HTM Securities:
MBS	--	--	--	--	338,658	4.41	264,598	3.59	603,256	4.05	627,829
U.S. government-sponsored enterprises	--	--	175,394	2.01	--	--	--	--	175,394	2.01	175,929
Municipal bonds	247	2.78	20,992	2.55	32,563	3.39	16,724	2.74	70,526	2.98	73,000
Total HTM securities	247	2.78	196,386	2.07	371,221	4.32	281,322	3.54	849,176	3.54	876,758

	$247	2.78%	$426,646	1.78%	$474,708	4.46%	$1,571,570	4.37%	$2,473,171	3.94%	$2,500,753

Sources of Funds

General.  Our sources of funds are deposits, borrowings, repayment of principal and interest on loans and MBS, interest earned on and maturities and calls of investment securities, and funds generated from operations.

Deposits.  We offer a variety of retail deposit accounts having a wide range of interest rates and terms.  Our deposits consist of savings accounts, money market accounts, interest-bearing and non-interest bearing checking accounts, and certificates of deposit.  We rely primarily upon competitive pricing policies, marketing, and customer service to attract and retain deposits.  The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition.  We believe the turmoil in the credit and equity markets has made deposit products in strong financial institutions, like the Bank, desirable for many customers.  In response to the economic recession, households have increased their personal savings rate which we believe has also contributed to our growth in deposits during fiscal year 2009.

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

The following table sets forth our deposit flows during the periods indicated.  Included in the table are brokered and public unit deposits which totaled $163.0 million, $180.6 million, and $193.0 million at September 30, 2009, 2008, and 2007, respectively.

	Year Ended September 30,
	2009	2008	2007
	(Dollars in thousands)
Opening balance	$3,923,883	$3,922,782	$3,900,431
Deposits	7,021,015	7,108,677	7,168,045
Withdrawals	6,818,534	7,242,121	7,289,077
Interest credited	102,245	134,545	143,383

Ending balance	$4,228,609	$3,923,883	$3,922,782

Net increase	$304,726	$1,101	$22,351

Percent increase	7.77%	0.03%	0.57%

The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered for the periods indicated.

	Year Ended September 30,
	2009		2008		2007
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Non-Certificates:
Checking	$439,975	10.4%	$400,461	10.2%	$394,109	10.1%
Savings	226,396	5.4	232,103	5.9	237,148	6.0
Money market	848,157	20.1	772,323	19.7	790,277	20.2

Total non-certificates	1,514,528	35.9	1,404,887	35.8	1,421,534	36.3

Certificates (by rate):
0.00 – 0.99%	78,036	1.8	114	--	134	--
1.00 – 1.99%	254,846	6.0	7,426	0.2	--	--
2.00 – 2.99%	971,605	23.0	413,102	10.5	35,815	0.9
3.00 – 3.99%	848,991	20.1	935,470	23.8	225,162	5.7
4.00 – 4.99%	326,087	7.7	747,612	19.1	746,707	19.0
5.00 – 5.99%	233,572	5.5	414,347	10.6	1,489,706	38.0
6.00 – 6.99%	944	--	925	--	3,724	0.1

Total certificates	2,714,081	64.1	2,518,996	64.2	2,501,248	63.7

	$4,228,609	100.0%	$3,923,883	100.0%	$3,922,782	100.0%

The following table sets forth the maturity and rate range of our certificate of deposit portfolio at September 30, 2009.

	At September 30, 2009
	Amount Due					Percent of
		More than	More than			Total
	Less than	1 year to	2 to 3	More than		Certificates
	1 year	2 years	years	3 years	Total	of Deposit
	(Dollars in thousands)

0.00 – 0.99%	$78,022	$--	$14	$--	$78,036	2.9%
1.00 – 1.99%	197,221	57,625	--	--	254,846	9.4
2.00 – 2.99%	690,317	219,245	29,093	32,950	971,605	35.8
3.00 – 3.99%	275,294	198,666	277,642	97,389	848,991	31.3
4.00 – 4.99%	159,636	133,561	26,899	5,991	326,087	12.0
5.00 – 5.99%	232,965	607	--	--	233,572	8.6
6.00 – 6.99%	944	--	--	--	944	--
	$1,634,399	$609,704	$333,648	$136,330	$2,714,081	100.0%

The following table sets forth the maturity information for our certificate of deposit portfolio as of September 30, 2009.

	Maturity
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)

Certificates of deposit less than $100,000	$317,838	$284,340	$514,591	$806,496	$1,923,265
Certificates of deposit of $100,000 or more	227,433	101,907	188,290	273,186	790,816
Total certificates of deposit	$545,271	$386,247	$702,881	$1,079,682	$2,714,081

The board of directors has authorized the utilization of brokers to obtain deposits as a source of funds.  The Bank has entered into several relationships with nationally recognized wholesale deposit brokerage firms to accept deposits from these firms.  Depending on market conditions, the Bank may use brokered deposits to fund asset growth and gather deposits that may help to manage interest rate risk.  The Bank’s policies limit the amount of brokered deposits that it may have at any time to 15% of total deposits.  The rates paid on brokered deposits plus fees are generally equivalent to rates offered by FHLB on advances and comparable to some rates paid on retail deposits.  At September 30, 2009 and 2008, the balance of brokered deposits was $71.5 million, or approximately 2% of total deposits, and $180.6 million, or approximately 5% of total deposits, respectively.

The board of directors also has authorized the utilization of public unit deposits as a source of funds.  The Bank’s policies limit the amount of public unit deposits that it may have at any time to 10% of total deposits.  In order to qualify to obtain such deposits, the Bank must have a branch in each county in which it collects public unit deposits, and by law, must pledge securities as collateral for all such balances in excess of the FDIC insurance limits (currently $250 thousand through December 31, 2013.)  At September 30, 2009, the balance of public unit deposits was $91.5 million, or approximately 2% of total deposits.  At September 30, 2008, the Bank did not have any public unit deposits.

Borrowings.  Although retail deposits are our main source of funds, we may utilize borrowings when, at the time of the borrowing, they can be invested at a positive rate spread, when we desire additional capacity to fund loan demand or when they help us meet our asset and liability management objectives.  Historically, our borrowings primarily have consisted of FHLB advances.  From time to time, we also utilize the line-of-credit that we maintain at FHLB.  During fiscal year 2008, the Bank began supplementing FHLB advances with repurchase agreements, wherein the Bank enters into agreements with selected brokers to sell securities under agreements to repurchase.  These agreements are recorded as financing transactions as the Bank maintains effective control over the transferred securities.

We may obtain FHLB advances upon the security of our blanket pledge agreement.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Commitments” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.  FHLB advances may be made pursuant to several different credit programs, each of which has its own interest rate, maturity, repayment, and convertible features, if any.  At September 30, 2009, we had $2.39 billion in FHLB advances.

During fiscal year 2009, the Bank prepaid $875.0 million of fixed-rate FHLB advances with a weighted average interest rate of 5.65% and a weighted average remaining term to maturity of 11 months.  The prepaid FHLB advances were replaced with $875.0 million of fixed-rate FHLB advances, with a weighted average contractual interest rate of 3.41% and an average term of 69 months.  The Bank paid a $38.4 million penalty to the FHLB as a result of prepaying the FHLB advances.  The prepayment penalty was deferred and will be recognized in interest expense over the life of the new FHLB advances.  As a result, the prepayment penalty effectively increased the interest rate on the new advances 96 basis points at the time of the transaction.  See “Notes to Consolidated Financial Statements—Note 7 Borrowed Funds” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K for additional information regarding this transaction.

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

The Bank may enter into additional repurchase agreements as management deems appropriate, up to 15% of Bank assets, per Bank policy.  At September 30, 2009, repurchase agreements were $660.0 million, or 8% of total assets.  The securities underlying the agreements continue to be carried in the Bank’s securities portfolio.  At September 30, 2009, we had securities with a fair value of $797.0 million pledged as collateral.  Repurchase agreements are made at mutually agreed upon terms between counterparties and the Bank.  The use of repurchase agreements allows for the diversification of funding sources and the use of securities that were not being leveraged as collateral.  See “Notes to Consolidated Financial Statements—Note 7” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Commitments” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

In 2004, the Company formed Capitol Federal Financial Trust I (the “Trust”), which issued $52.0 million of variable rate cumulative trust preferred securities in a private transaction exempt from registration under the Securities Act of 1933.  The Trust used the proceeds from the sale of its trust preferred securities and from the sale of $1.6 million of its common securities to the Company to purchase $53.6 million of Junior Subordinated Deferrable Interest Debentures (the “Debentures”) which are the sole assets of the Trust.  See “Notes to Consolidated Financial Statements—Note 7” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

Interest on the Debentures is due quarterly in January, April, July and October until the maturity date of April 7, 2034.  The interest rate on the Debentures, which is identical to the distribution rate paid on the Trust securities and resets at each interest payment, is based upon the three month LIBOR rate plus 275 basis points.  Principal is due at maturity.  The Company was able to prepay the Debentures at a premium until April 2009, at which point the borrowings became redeemable at par.  Redemption of the Debentures by the Company will result in redemption of a like amount of trust preferred securities by the Trust.  There are certain covenants that the Company is required to comply with regarding the Debentures.  These covenants include a prohibition on cash dividends in the event of default or deferral of interest on the Debentures, annual certifications to the Trust and other covenants related to the payment of interest and principal and maintenance of the Trust.  The Company was in compliance with all the covenants at September 30, 2009.

The following table sets forth certain information relating to each category of borrowings for which the average short-term balance outstanding during the period was more than 30% of stockholders’ equity at the end of the period.  The maximum balance, average balance, and weighted average interest rate during fiscal year 2009, 2008, and 2007 reflect all borrowings that were scheduled to mature within one year at any month-end during fiscal year 2009, 2008, and 2007.  The first maturity date for the repurchase agreements is during fiscal year 2010, therefore there were no short-term repurchase agreements outstanding during fiscal year 2008.  The short-term repurchase agreements outstanding during fiscal year 2009 did not exceed 30% of stockholders’ equity.

	At or for the Year Ended September 30,
	2009	2008	2007
	(Dollars in thousands)
FHLB Advances:
Balance at September 30	$350,000	$620,000	$1,125,000
Maximum balance outstanding at any month-
end during fiscal year	795,000	925,000	1,275,000
Average balance	396,250	742,500	1,118,907
Weighted average interest rate during the year	4.54%	4.31%	3.95%
Weighted average interest rate at end of year	4.49%	4.27%	4.23%

Subsidiary and Other Activities

As a federally chartered savings bank, we are permitted by OTS regulations to invest up to 2% of our Bank assets, or $168.0 million at September 30, 2009, in the stock of, or as unsecured loans to, service corporation subsidiaries.  We may invest an additional 1% of our assets in service corporations where such additional funds are used for inner-city or community development purposes.  At September 30, 2009, the Bank had one subsidiary, Capitol Funds, Inc.  At September 30, 2009, Capitol Funds, Inc. had a capital balance of $5.5 million.  Capitol Funds, Inc. has a wholly owned subsidiary, Capitol Federal Mortgage Reinsurance Company (“CFMRC”).  CFMRC serves as a reinsurance company for the private mortgage insurance companies the Bank uses in its normal course of operations.  CFMRC provides mortgage reinsurance on certain one- to four-family loans in the Bank’s portfolio.  During fiscal year 2009, three of the four mortgage insurance companies that CFMRC does business with stopped writing new business.  The one remaining mortgage insurance company plans to stop writing new business by January 2010.  During fiscal 2009, Capitol Funds, Inc. reported consolidated net income of $460 thousand which included net income of $466 thousand from CFMRC.

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

The descriptions of statutory provisions and regulations applicable to federally chartered savings associations and their holding companies presented in this document are not intended to represent a complete description of all such statutes and regulations.

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

If the Bank fails the Qualified Thrift Lender test, within one year of such failure MHC and the Company must register as, and will become subject to, the restrictions applicable to bank holding companies, unless the Bank requalifies within one year.  The activities authorized for a bank holding company are more limited than are the activities authorized for a savings and loan holding company. If the Bank fails the test a second time, MHC and the Company must immediately register as, and become subject to, the restrictions applicable to a bank holding company. See "Qualified Thrift Lender Test."

MHC and the Company must obtain approval from the OTS before acquiring control of any other savings institution. Interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing institution.

The U.S. Congress, the Treasury Department and the federal banking regulators, including the FDIC, have taken broad action since early September 2008 to address volatility in the U.S. banking system.

The Emergency Economic Stabilization Act of 2008 ("EESA") authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, MBS and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program ("TARP"). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury Department has allocated $250 billion towards the TARP Capital Purchase Program ("CPP"). Under the CPP, Treasury will purchase debt or equity securities from participating institutions. The TARP also will include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. The Company's board of directors has determined not to participate in the CPP.

EESA also increased FDIC deposit insurance on most accounts from $100 thousand to $250 thousand. This increase is in place until December 31, 2013.

Following a systemic risk determination, the FDIC established its Temporary Liquidity Guarantee Program ("TLGP") in October 2008. Under the interim rule for the TLGP, there are two parts to the program: the Debt Guarantee Program ("DGP") and the Transaction Account Guarantee Program ("TAGP"). Eligible entities generally are participants unless they exercised an opt-out right in timely fashion.

For the DGP, eligible entities are generally US bank holding companies, savings and loan holding companies, and FDIC-insured institutions. Under the DGP, the FDIC guarantees senior unsecured debt of an eligible entity issued on or after October 14, 2008, and not later than June 30, 2009. The guarantee is effective through the earlier of the maturity date or on June 30, 2012. Under an extension of the program, participating entities that issued FDIC-insured debt before April 1, 2009 (and, upon application and approval, participating entities that had not issued such debt before such date) could issue FDIC-guaranteed debt until October 31, 2009, which would be guaranteed through the earlier of maturity or December 31, 2012.  The DGP coverage limit is generally 125% of the eligible entity's eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009. The nonrefundable DGP fee is 75 basis points (annualized) for covered debt with various surcharges ranging from 10 to 50 basis points applicable in certain cases. Eligible debt of a participating entity becomes covered when and as issued until the coverage limit is reached, except that under certain circumstances, participating entities could elect, for a fee, an option to issue non-guaranteed, long-term debt maturing after June 30, 2012, and could apply to issue other non-guaranteed debt.  The Bank and the Company participate in the DGP.  The FDIC has also established a limited, six-month emergency guarantee facility. Under this facility, participating entities can apply to issue FDIC-guaranteed debt during the period October 31, 2009 through April 30, 2010, to be guaranteed through December 31, 2012. For approved applicants, fees of at least 300 basis points will be assigned on a case-by-case basis.

For the TAGP, eligible entities are FDIC-insured institutions. Under the TAGP, the FDIC provides unlimited deposit insurance coverage through June 30, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. NOW accounts, generally, and money market deposit accounts are not covered (except that coverage ends on December 31, 2009 for institutions that have opted to discontinue participation after that date). Participating institutions pay fees of 10 basis points (annualized) during the period through December 31, 2009, and fees of 15 to 25 basis points (annualized), depending on the Risk Category assigned to the institution, on the balance of each covered account in excess of $250 thousand during the period from January 1, 2010 through June 30, 2010. The Bank participates in the TAGP but does not expect this program to have a material impact on the FDIC premium.

Capitol Federal Savings Bank

The OTS has extensive authority over the operations of savings institutions.  As part of this authority, the Bank is required to file periodic reports with the OTS, is subject to periodic examinations by the OTS, and also may be examined by the FDIC.  The last regular OTS examination of the Bank was as of June 30, 2008.   The next regular OTS exam will be as of September 30, 2009.  All savings institutions are subject to a semi-annual assessment to fund the operations of the OTS, based upon the savings institution’s total assets, supervisory condition, and the complexity of the savings institution’s operations.  The Bank’s OTS assessment for the fiscal year ended September 30, 2009 was $1.3 million.

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

The Bank derives its lending and investment authority from HOLA, as amended, and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and non-residential real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. In addition, the investment, lending, and branching authority of the Bank are prescribed by federal laws and the Bank is prohibited from engaging in any activities not permitted by such laws.  For instance, no savings institution may invest in non-investment grade corporate debt securities.  In addition, the permissible level of investment by federal institutions in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. The OTS regulations authorize federally chartered savings associations to branch nationwide. This permits federal savings and loan associations with interstate networks to more easily diversify their loan portfolios and lines of business geographically. All of the Bank’s branches are located in Kansas and Missouri. The Bank is in compliance with the noted restrictions.

The Bank’s general permissible lending limit for loans-to-one-borrower is equal to 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus).  At September 30, 2009, the Bank’s lending limit under this restriction was $126.1 million. The Bank is in compliance with the loans-to-one-borrower limitation.

Insurance of Accounts and Regulation by the FDIC

The Bank is a member of the DIF, which is administered by the FDIC.  Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  Under new legislation, the basic deposit insurance limit is $250 thousand through December 31, 2013, instead of the $100 thousand limit previously in effect.

The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its deposits subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC’s risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV.  Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.  Rates increase uniformly by 3 basis points effective January 1, 2011.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC imposed a special assessment of 5 basis points on the amount of each depository institution’s assets, reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regular quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009.

As a result of a decline in the reserve ratio (the ratio of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC has adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of calendar year 2009 and all quarters through the end of calendar year 2012 (in addition to the regular quarterly assessment for the third quarter which is due on December 30, 2009).  The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments are measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and are based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at annual rate of 5%.  If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable.  Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.  The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely.  The FDIC estimates that the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) will reach the designated reserve ratio of 1.15% by 2017 as required by statute.

An institution (or its successor) insured by the FDIC on December 31, 1996 which had previously paid assessments was eligible for certain credit against deposit insurance assessments.  This credit had offset the majority of the Bank’s FDIC premium expense in past fiscal years but was fully utilized during the third quarter of fiscal year 2009.  For fiscal year 2009, the Bank recorded $3.3 million in expense related to the regular FDIC quarterly premiums, compared to $272 thousand for fiscal year 2008, and $3.8 million in expense related to the special assessment.

The Bank, like other former SAIF-insured institutions and BIF-insured institutions, is required to pay a Financing Corporation (“FICO”) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the fourth quarter of fiscal year 2009, the annual rate for this assessment was 1.02 basis points for each $100 in domestic deposits.   These assessments, which may be revised, will continue until the bonds mature in 2017 through 2019.

Regulatory Capital Requirements

Federally insured savings institutions, such as the Bank, are required to maintain a minimum level of regulatory capital.  The OTS has established capital standards, including a tangible equity requirement, a leverage ratio or Tier 1 (core) capital requirement, a Tier 1 (core) risk-based capital requirement and a total risk-based capital requirement applicable to such savings institutions.  These capital requirements must be generally as stringent as the comparable capital requirements for national banks.  The OTS is also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.  Per the Financial Institutions Reform, Regulatory and Enforcement Act of 1989 (“FIRREA”), an institution is considered adequately capitalized if it has a tangible equity ratio of at least 1.5%, a Tier 1 (core) capital ratio of at least 4% and a total risk-based capital ratio of at least 8%.  Per Federal Deposit Insurance Corporation Improvement Act’s (“FDICIA”) prompt corrective action regulations, an institution is considered well-capitalized if it has a Tier 1 (core) capital ratio of at least 5%, a Tier 1 (core) risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%.

On September 30, 2009, the Bank had Tier 1 (core) capital of $834.9 million, total risk-based capital of $840.4 million, adjusted total assets of $8.37 billion, and risk-weighted assets of $3.60 billion.  At September 30, 2009, the Bank had a tangible equity to tangible assets ratio of 10.0%, a Tier 1 (core) capital to adjusted total assets ratio of 10.0%, a Tier 1 (core) capital to risk-weighted assets ratio of 23.2%, a total risk-based capital to risk-weighted assets ratio of 23.3%.

Tier 1 (core) capital generally consists of common stockholders’ equity and retained earnings, and noncumulative perpetual preferred stock and related surplus, adjusted for such items as disallowed servicing assets and accumulated gains/losses on AFS securities, net of deferred taxes.  At September 30, 2009, the Bank had $280 thousand of disallowed servicing assets, which were deducted from Tier 1 (core) capital, and $33.9 million of accumulated gains on AFS securities, net of deferred taxes, which were subtracted from Tier 1 (core) capital.

Total risk-based capital consists of Tier 1 (core) capital, as defined above, plus supplementary capital, less certain assets including equity investments.  Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as Tier 1 (core) capital and allowances for loan and lease losses up to a maximum of 1.25% of risk-weighted assets.  Supplementary capital may be used to satisfy the risk-based requirement only to the extent of Tier 1 (core) capital.  The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.  At September 30, 2009, the Bank had $5.6 million of allowances for loan losses, which was less than 1.25% of risk-weighted assets.

Adjusted total assets consist of total assets per the OTS Thrift Financial Report (“TFR”) less such items as disallowed servicing assets and accumulated gains/losses on AFS securities. At September 30, 2009, the Bank had $280 thousand of disallowed servicing assets and $54.5 million of accumulated gains on AFS securities which were subtracted from TFR total assets of $8.42 billion to arrive at adjusted total assets of $8.37 billion.

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

The “FDICIA” requires that the OTS and other federal banking agencies revise their risk-based capital standards, with appropriate transition rules, to ensure that they take into account interest rate risk (“IRR”), concentration of risk, and the risks of non-traditional activities. The OTS regulations do not include a specific IRR component of the risk-based capital requirement.  However, the OTS monitors the IRR of individual institutions through a variety of means, including an analysis of the change in net portfolio value (“NPV”).  NPV is defined as the net present value of the expected future cash flows of an entity’s assets and liabilities and, therefore, hypothetically represents the value of an institution’s net worth.  The OTS has also used this NPV analysis as part of its evaluation of certain applications or notices submitted by thrift institutions. In addition, OTS Thrift Bulletin 13a provides guidance on the management of IRR and the responsibility of boards of directors in that area.  The OTS, through its general oversight of the safety and soundness of savings associations, retains the right to impose minimum capital requirements on individual institutions to the extent the institution is not in compliance with certain written guidelines established by the OTS regarding NPV analysis.  The OTS has not imposed any such requirements on the Bank.

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

Any savings institution that fails to comply with its capital plan or has core capital or core capital to risk-weighted assets ratios of less than 3% or a total capital to risk-weighted assets ratio of less than 6% and is considered “significantly undercapitalized” must be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution.  As outlined in the FDICIA’s prompt corrective action regulations, an institution that becomes “critically undercapitalized” because it has a tangible equity to total assets ratio of 2% or less is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions.  In addition, the OTS must appoint a receiver, or conservator with the concurrence of the FDIC, for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

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

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company and the waiver of dividends by MHC.  At September 30, 2009, the Bank was in compliance with the OTS safe harbor regulations.  The Bank has received a waiver from the OTS to distribute capital from the Bank to the Company, not to exceed 100% of the Bank's net quarterly earnings, through June 30, 2010, so the Bank will not be required to notify the OTS prior to paying dividends through that date.  OTS regulations also require MHC to notify the OTS of any proposed waiver of its right to receive dividends.  During fiscal year 2009, MHC requested and received permission from the OTS to waive dividends for one year through June 30, 2010.  So long as the Bank continues to maintain excess capital, operate in a safe and sound manner, and comply with the interest rate risk management guidelines of the OTS, it is management’s belief that the Bank will continue to receive waivers allowing it to distribute the net income of the Bank to the Company, although no assurance can be given in this regard.

Anti-Money Laundering, Anti-Income Tax Evasion, and Customer Identification

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

•	establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering and income tax evasion;
•	prohibitions on correspondent accounts for foreign shell banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

Qualified Thrift Lender Test

All savings associations, including the Bank, are required to meet a qualified thrift lender test to avoid certain restrictions on their operations.  This test requires a savings institution to have at least 65% of its portfolio assets in qualified thrift investments (primarily residential housing related loans and investments) on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings institution may maintain 60% of its total assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code.  At September 30, 2009, the Bank met the test and has always met the test.

Any savings association that fails to meet the qualified thrift lender test must convert to a bank charter, unless it requalifies as a qualified thrift lender within one year and thereafter remains a qualified thrift lender.  If such an institution has not yet requalified or converted to a bank, within one year, its new investments and activities are limited to those permissible for both a savings institution and a national bank.  Such institution is limited to national bank branching and it is subject to national bank limits for payment of dividends.  If such an institution has not requalified or converted to a bank within three years after the failure, it must divest all investments and cease all activities not permissible for a national bank.    See “Regulation - Capitol Federal Financial.”

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

Section 402 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) prohibits the extension of personal loans to directors and executive officers of issuers, with the exception of mortgages from an insured depository institution. Certain transactions with directors, officers or controlling persons are also subject to restrictions under regulations enforced by the OTS.  These regulations also impose restrictions on loans to such persons and their related interests.  Among other things, such loans must generally be made on terms and conditions substantially the same as for loans to unaffiliated individuals.  As of September 30, 2009 management believes such loans were made under terms and conditions substantially the same as loans made to unaffiliated individuals and otherwise complied with applicable regulations.

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

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts.  Effective October 9, 2008, as part of the EESA, the Federal Reserve Bank is required to pay interest on balances held to satisfy reserve requirements and on balances held in excess of required reserve balances and clearing balances.  At September 30, 2009, the Bank was in compliance with these reserve requirements.  The Bank is authorized to borrow from the Federal Reserve Bank “discount window.” Under the administration of the discount window revised January 9, 2003, an eligible institution need not exhaust other sources of funds before coming to the discount window, nor are there restrictions on the purposes for which the borrower can use primary credit.  At September 30, 2009, the Bank had no borrowings from the discount window.

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

As a member, the Bank is required to purchase and maintain stock in FHLB.  The minimum required FHLB stock amount is 5% of the Bank’s FHLB advances and outstanding balance on the FHLB line of credit, and 2% of the outstanding principal of loans sold into the Mortgage Partnership Finance ("MPF") program.  For the year ended September 30, 2009, the Bank had a balance of $133.1 million in FHLB stock, which was in compliance with this requirement.  In past years, the Bank has received dividends on its FHLB stock, although no assurance can be given that these dividends will continue.  The average yield on FHLB stock was 2.58% for fiscal year 2009.  For the year ended September 30, 2009, dividends paid by FHLB to the Bank totaled $3.3 million, which were primarily stock dividends.

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

State Taxation

The earnings/losses of MHC are combined with Capitol Funds, Inc. and the Company for purposes of filing a consolidated Kansas corporate tax return.  The Kansas corporate tax rate is 4.0%, plus a surcharge of 3.10% on earnings greater than $50 thousand.

The Bank files a Kansas privilege tax return.  For Kansas privilege tax purposes, for taxable years beginning after 1997, the minimum tax rate is 4.5% of earnings, which is calculated based on federal taxable income, subject to certain adjustments.  The Bank has not received notification from the state of any potential tax liability for the years under audit.

Employees

At September 30, 2009, we had a total of 749 employees, including 146 part-time employees.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

Executive Officers of the Registrant

John B. Dicus. Age 48 years.  Mr. Dicus is Chairman of the board of directors, Chief Executive Officer, and President of the Bank and the Company.  He took over the responsibilities of Chairman in January, 2009 and has served as Chief Executive Officer since January, 2003.  He has served as President of the Bank since 1996 and of the Company since its inception in March 1999.  Prior to accepting the responsibilities of CEO, he served as Chief Operating Officer of the Bank and the Company.  Prior to that, he served as the Executive Vice President of Corporate Services for the Bank for four years.  He has been with the Bank in various other positions since 1985.

Morris J. Huey II. Age 60 years. Mr. Huey has served as Executive Vice President and Chief Lending Officer of the Bank since June 2002.  He became a board member in January 2009.  Since June 2002 he has also served as President of Capitol Funds Inc., a subsidiary of the Bank.  Since August 2002, he has served as President of CFMRC.  Prior to that, he served as the Central Region Lending Officer since joining the Bank in 1991.

Larry K. Brubaker.  Age 62 years.  Mr. Brubaker has been employed with the Bank since 1971 and currently serves as Executive Vice President for Corporate Services, a position he has held since 1997.  Prior to that, he was employed by the Bank as the Eastern Region Manager for seven years.

R. Joe Aleshire. Age 62 years. Mr. Aleshire has been employed with the Bank since 1973 and currently serves as Executive Vice President for Retail Operations, a position he has held since 1997.  Prior to that, he was employed by the Bank as the Wichita Area Manager for 17 years.

Kent G. Townsend. Age 48 years. Mr. Townsend serves as Executive Vice President and Chief Financial Officer of the Bank, its subsidiaries, and the Company.  Mr. Townsend also serves as Treasurer for Capitol Funds, Inc. and CFMRC, subsidiaries of the Bank.  Mr. Townsend was promoted to Executive Vice President, Chief Financial Officer and Treasurer on September 1, 2005.  Prior to that, he served as Senior Vice President, a position he held since April 1999, and Controller of the Company, a position he held since March 1999.  He has served in similar positions with the Bank since September 1995.  He served as the Financial Planning and Analysis Officer with the Bank for three years and other financial related positions since joining the Bank in 1984.

Rick C. Jackson.  Age 44 years.  Mr. Jackson currently serves as the First Vice President and Community Development Director of the Bank and has been appointed Chief Lending Officer-Elect of the Bank.  Mr. Jackson will begin serving as the Chief Lending Officer of the Bank in February 2010.  He will also assume the responsibilities as President of Capitol Funds Inc., a subsidiary of the Bank and President of CFMRC in February 2010.  He has been with the Bank since 1993 and has held the position of Community Development Director since that time.

Tara D. Van Houweling.  Age 36 years.  Ms. Van Houweling has been employed with the Bank and Company since May 2003 and currently serves as First Vice President, Principal Accounting Officer and Reporting Director.  She has held the position of Reporting Director since May 2003.

Item 1A.  Risk Factors

The following is a summary of risk factors relating to the operations of the Bank and the Company.  These risk factors are not necessarily presented in order of significance.

Difficult market conditions have adversely affected our industry. We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions such as our Company.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry, and could result in a material decrease in our interest income and/or a material increase in our loan losses.

Recent legislative and regulatory initiatives to address these difficult market and economic conditions may not stabilize the U.S. banking system.  The EESA authorizes the U.S. Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, MBS and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under the TARP.  The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.  The Treasury Department has allocated $250 billion towards the TARP CPP.  Under the CPP, Treasury will purchase debt or equity securities from participating institutions.  The TARP also will include direct purchases or guarantees of troubled assets of financial institutions.  The Bank has decided not to participate in the CPP.

EESA also increased FDIC deposit insurance on most accounts from $100 thousand to $250 thousand.  This increase is in place until December 31, 2013.  In addition, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction accounts through June 30, 2010 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012.  The purpose of these legislative and regulatory actions is to stabilize the volatility in the U.S. banking system.

EESA, TARP and the FDIC’s recent regulatory initiatives may not have the desired effect.  If the volatility in the market and the economy continues or worsens, our business, financial condition, results of operations, access to funds and the market price of our common stock could be materially and adversely impacted.

The FDIC has proposed a plan to restore the DIF which involves an increase in FDIC premiums and the prepayment of three years worth of premiums.  If the FDIC increases premiums or imposes additional special assessments, it will impact our results of operations.

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

Changes in interest rates can also have an adverse effect on our financial condition, as our AFS securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.  We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the AFS securities, net of deferred taxes.

Changes in interest rates, as they relate to customers, can also have an adverse impact on our financial condition and results of operations.  In times of rising interest rates, default risk may increase among customers with ARM loans.   Rising interest rate environments also entice customers with ARM loans to refinance into fixed-rate loans further exposing the Bank to interest rate risk.  If the loan is refinanced externally, the Bank could be unable to reinvest cash received from the resulting prepayments at rates comparable to existing loans, which subjects the Bank to reinvestment risk.  In decreasing interest rate environments, payments received will likely be invested at the prevailing (decreased) market rate. An influx of prepayments can result in an excess of liquidity, which could impact our net interest income if profitable reinvestment opportunities are not immediately available.  Prepayment rates are based on demographics, local economic factors, and seasonality, with the main factors affecting prepayment rates being prevailing interest rates and competition.   Fluctuations in interest rates also affect customer demand for deposit products.  Local competition for deposit dollars could affect our ability to attract deposits, or could result in us paying more for deposits.

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

For additional information about interest rate risk, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our strategies to modify our interest rate risk profile may be difficult to implement.  The asset management strategies are designed to decrease our interest rate risk sensitivity.  One such strategy is increasing the amount of adjustable-rate and/or short-term assets.  The Bank offers ARM loan products and works with correspondent lenders to purchase ARM loans as a means to achieve this strategy.  However, lower interest rates would generally create a decrease in borrower demand for adjustable-rate assets, and there is no guarantee that any adjustable-rate assets obtained will not prepay.  Conventional mortgage loans may be sold on a bulk basis for portfolio restructuring or on a flow basis as loans are originated, which also subjects us to pricing risk in the secondary market.  Additionally, we attempt to invest in shorter-term assets in the investment portfolio as a way to reduce our interest rate sensitivity.

We are also managing our liabilities to moderate our interest rate risk sensitivity.  Customer demand has recently been primarily for short-term maturity certificates of deposit.  Using short-term liabilities to fund long-term fixed-rate assets will generally increase the interest rate sensitivity of any financial institution.  We are using our maturing FHLB advances and repurchase agreements to mitigate the impact of the customer demand for long-term fixed-rate mortgages in our local markets by lengthening the maturities of these advances and repurchase agreements, depending on the liquidity or investment opportunities at the time we undertake additional FHLB advances or repurchase agreements.  In fiscal year 2009, we prepaid $875.0 million of FHLB advances to decrease the interest rate and extend the maturities of the advances.  FHLB advances and repurchase agreements will be entered into as liquidity is needed or to fund the purchase of assets that provide for spreads at levels acceptable to management.

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

Proposed regulatory reform may have a material impact on the value of our stock.  Various legislative proposals have been made under which the OTS would be replaced as the regulator of MHC, the Company and the Bank.  In addition, depending on which proposal is enacted, if any, the Bank could be required to become a national bank and MHC and the Company would then likely become subject to regulatory capital requirements.  Other changes to the regulations and policies that apply now to MHC, the Company and the Bank could follow.  For example, OTS regulations permit mutual holding companies to waive the receipt of dividends, subject to filing a waiver request with the OTS and receiving its consent.  Moreover, OTS regulations provide that OTS will not take into account the amount of waived dividends in determining an appropriate exchange ratio for minority shares in the event of the conversion of a mutual holding company to stock form.  A different regulator of mutual holding companies may have or could adopt different regulations and policies.  This could have an adverse impact on our ability to pay dividends and would likely adversely impact the value of our common stock.

Our stock value may be negatively affected by our corporate structure as an MHC, which may impede takeovers. MHC, as the majority stockholder of the Company, is able to control the outcome of virtually all matters presented to stockholders for their approval, including a proposal to acquire the Company. Accordingly, MHC may prevent the sale of control or merger of the Company or its subsidiaries even if such a transaction were favored by a majority of the public stockholders of the Company.

The Company’s ability to pay dividends is subject to the ability of the Bank to make capital distributions to the Company and the waiver of dividends by MHC.  The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company, and also on the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends according to the cash dividend payout policy. Under OTS safe harbor regulations, the Bank may distribute to the Company capital not exceeding net income for the current calendar year and the prior two calendar years.  At September 30, 2009, the Bank was in compliance with the OTS safe harbor regulations.  Currently, the Bank has authorization from the OTS to distribute capital from the Bank to the Company through the quarter ending June 30, 2010.  So long as the Bank continues to maintain excess capital, operate in a safe and sound manner, and comply with the interest rate risk management guidelines of the OTS, it is management’s belief that the Bank will continue to receive waivers allowing it to distribute the net income of the Bank to the Company, although no assurance can be given in this regard.

MHC owns approximately 70% of the Company’s outstanding stock.  MHC waives its right to dividends on the shares that it owns, which means the amount of dividends paid to public shareholders is significantly higher than it would be if MHC accepted dividends.  MHC is not required to waive dividends, but the Company expects this practice to continue indefinitely.  As such, MHC is required to obtain a waiver from the OTS allowing it to waive its right to dividends. The current waiver is effective through June 2010.  It is expected that MHC will continue to waive future dividends except to the extent dividends are needed to fund its continuing operations.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy. We are currently one of the largest mortgage loan originators in the state of Kansas.  73% of our loan portfolio is comprised of loans secured by property located in Kansas, and 14% is comprised of loans secured by property located in Missouri.   This makes us vulnerable to a downturn in the local economy and real estate markets.  Adverse conditions in the local economy such as inflation, unemployment, recession, or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income.  Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause the Bank to realize a loss in the event of a foreclosure.  Currently there is not a single employer or industry in the area on which the majority of our customers are dependent.  For additional information on the local economy, see “Item 1. Business – Market Area and Competition.”

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.                      Properties

At September 30, 2009, we had 33 traditional branch offices and nine in-store branch offices.  The Bank owns the office building in which its home office and executive offices are located, and 24 of its other branch offices. The remaining 17 branch offices, including nine in-store locations, were leased.

For additional information regarding our lease obligations, see “Notes to Consolidated Financial Statements - Note 5” in the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K.

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

Item 4.                      Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2009.

PART II

Item 5.                      Market for the Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

The sections entitled “Stockholder Information” and “Stockholder Return Performance Presentation” of the attached Annual Report to Stockholders for the year ended September 30, 2009 is incorporated herein by reference.

See “Notes to Consolidated Financial Statements—Note 1” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Capital” of the Annual Report to Stockholders attached as Exhibit 13 to this Annual Report on Form 10-K regarding the OTS restrictions on dividends from the Bank to the Company.

The following table summarizes our share repurchase activity during the three months ended September 30, 2009 and additional information regarding our share repurchase program.   On May 26, 2006, the board of directors approved a new stock repurchase program.  Under the new plan, the Company may repurchase up to 500,000 shares from time to time, depending on market conditions and other factors, in open-market and other transactions.  The shares would be held as treasury stock for general corporate use.  The plan has no expiration date and had 130,368 shares remaining as of September 30, 2009.

	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased as	of Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plan
July 1, 2009 through
July 31, 2009	--		--	130,368
August 1, 2009 through
August 31, 2009	--		--	130,368
September 1, 2009 through
September 30, 2009	--		--	130,368
Total	--		--	130,368

The following table presents quarterly dividends paid in calendar years 2009, 2008, and 2007.  The dollar amounts represent dividends paid during the quarter.  The 2009 special year end dividend is based upon the number of shares eligible to receive dividends (“public shares”) outstanding on the record date of November 20, 2009.  All public shares outstanding presented in the table below are as of the date of record per the dividend declaration.

	Calendar Year
	2009	2008	2007
	(Dollars in thousands, except per share amounts)
Quarter ended March 31
Number of dividend shares	20,874,269	20,660,510	20,520,793
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,437	$10,330	$10,261
Quarter ended June 30
Number of dividend shares	20,892,544	20,661,660	20,673,933
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,446	$10,331	$10,337
Quarter ended September 30
Number of dividend shares	20,897,844	20,668,519	20,694,333
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,448	$10,334	$10,347
Quarter ended December 31
Number of dividend shares	21,099,982	20,881,157	20,860,278
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,550	$10,441	$10,430
Special year end dividend
Number of dividend shares	21,099,982	20,881,157	--
Dividend per share	$0.29	$0.11	$--
Total dividends paid	$6,119	$2,297	$--

Calendar year-to-date dividends per public share	$2.29	$2.11	$2.00

Item 6.                      Selected Financial Data

The section entitled “Selected Consolidated Financial Data” of the attached Annual Report to Stockholders for the fiscal years ended September 30, 2005 through September 30, 2009 is incorporated herein by reference.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the attached Annual Report to Stockholders for the year ended September 30, 2009 is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

The section entitled “Management Discussion of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosure about Market Risk” of the attached Annual Report to Stockholders for the year ended September 30, 2009 is incorporated herein by reference.

Item 8.                      Financial Statements and Supplementary Data

The section entitled “Consolidated Financial Statements” of the attached Annual Report to Stockholders for the fiscal year ended September 30, 2009 is incorporated herein by reference.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of September 30, 2009.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2009, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s report on our internal control over financial reporting is contained in the attached Annual Report to Stockholders for the fiscal year ended September 30, 2009 and incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) of the Act that occurred during the Company’s last fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.                       Directors, Executive Officers, and Corporate Governance

Information required by this item concerning the Company’s directors and compliance with section 16(a) of the Act is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2010, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I, under the caption “Executive Officers” of this Form 10-K.

Information required by this item regarding the audit committee of the Company’s board of directors, including information regarding the audit committee financial expert serving on the audit committee, is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2010, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

Item 11.                       Executive Compensation

Information required by this item concerning compensation is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2010, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2010, a copy of which will be filed not later than 120 days after the close of the fiscal year.

The following table sets forth information as of September 30, 2009 with respect to compensation plans under which shares of our common stock may be issued:

Equity Compensation Plan Information
Number of Shares
Remaining Available
for Future Issuance
	Number of Shares		Under Equity
	to be issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)

Equity compensation plans approved
by stockholders	372,022	$33.28	1,467,402(1)
Equity compensation plans not approved
by stockholders	N/A	--	N/A
	372,022	$33.28	1,467,402

(1) This amount includes 163,487 shares issuable under the Company's Recognition and Retention Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information required by this item concerning certain relationships, related transactions and director independence is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2010, except for information contained under the heading “Compensation Discussion and Analysis Report” and “Report of the Audit Committee of the Board of Directors”, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.  Principal Accounting Fees and Services

Information required by this item concerning principal accountant fees and services is incorporated herein by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2010, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)     The following is a list of documents filed as part of this report:

(1)  Financial Statements:

The following financial statements are included under Part II, Item 8 of this Form 10-K:

1. Report of Independent Registered Public Accounting Firm.
2. Consolidated Balance Sheets as of September 30, 2009 and 2008.
3. Consolidated Statements of Income for the Years Ended September 30, 2009, 2008 and 2007.
4. Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2009, 2008 and 2007.
5. Consolidated Statements of Cash Flows for the Years Ended September 30, 2009, 2008 and 2007.
6. Notes to Consolidated Financial Statements for the Years Ended September 30, 2009, 2008 and 2007.

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

CAPITOL FEDERAL FINANCIAL

Date: November 30, 2009	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ John B. Dicus	By:	/s/ B. B. Andersen
	John B. Dicus, Chairman, President		B. B. Andersen, Director
	and Chief Executive Officer		Date: November 30, 2009
(Principal Executive Officer)
	Date: November 30, 2009	By:	/s/ Michael T. McCoy, M.D.
Michael T. McCoy, M.D., Director
By:	/s/ Kent G. Townsend		Date: November 30, 2009
Kent G. Townsend, Executive Vice President
	and Chief Financial Officer	By:	/s/ Marilyn S. Ward
	(Principal Financial Officer)		Marilyn S. Ward, Director
	Date: November 30, 2009		Date: November 30, 2009

By:	/s/ Jeffrey R. Thompson	By:	/s/ Tara D. Van Houweling
	Jeffrey R. Thompson, Director		Tara D. Van Houweling, First Vice President
	Date: November 30, 2009		and Reporting Director
(Principal Accounting Officer)
By:	/s/ Jeffrey M. Johnson		Date: November 30, 2009
Jeffrey M. Johnson, Director
	Date: November 30, 2009	By:	/s/ Morris J. Huey II
Morris J. Huey, Director
Date: November 30, 2009

INDEX TO EXHIBITS
Exhibit Number	Document
2.0	Plan of Reorganization and Stock Issuance Plan*
3(i)	Federal Stock Charter of Capitol Federal Financial*
3(ii)	Bylaws of Capitol Federal Financial filed on November 29, 2007 as Exhibit 3(ii) to the Annual
Report on Form 10-K and incorporated herein by reference

4(i)	Form of Stock Certificate of Capitol Federal Financial*
4(ii)	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, the instruments defining the rights of the holders of the Registrant’s long-term debt.
10.1(i)	Registrant’s Thrift Plan filed on November 29, 2007 as Exhibit 10.1(i) to the Annual
Report on Form 10-K and incorporated herein by reference

10.1(ii)	Registrant’s Stock Ownership Plan filed on November 29, 2007 as Exhibit 10.1(ii) to the Annual
Report on Form 10-K and incorporated herein by reference

10.2	Registrant’s 2000 Stock Option and Incentive Plan (the “Stock Option Plan”) filed on April 13,
2000 as Appendix A to Registrant’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference

10.3	Registrant’s 2000 Recognition and Retention Plan (the “RRP”) filed on April 13, 2000 as
Appendix B to Registrant’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference

10.4	Capitol Federal Financial Deferred Incentive Bonus Plan, as amended, filed on May 5, 2009 as Exhibit 10.4 to the March 31, 2009 Form 10-Q and incorporated herein by reference

10.5	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q and incorporated herein by reference
10.6	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4,
2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q and incorporated herein by reference
10.7	Form of Restricted Stock Agreement under the RRP filed on February 4, 2005 as Exhibit 10.7 to the
December 31, 2004 Form 10-Q and incorporated herein by reference
10.8	Description of Named Executive Officer Salary and Bonus Arrangements

10.9	Description of Director Fee Arrangements filed on February 4, 2009 as Exhibit 10.9 to the
December 31, 2008 Form 10-Q and incorporated herein by reference
10.10	Short-Term Performance Plan filed on December 1, 2008 as Exhibit 10.10 to the Annual
Report on Form 10-K for the fiscal year ended September 30, 2008 and incorporated herein by reference

11	Statement re: computation of earnings per share**
13	Annual Report to Stockholders
14	Code of Ethics***
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, Chief Executive Officer, and President
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President and Chief Financial Officer
32
Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, Chief Executive Officer and President, and Kent G. Townsend, Executive Vice President and Chief Financial Officer

   *Incorporated by reference from Capitol Federal Financial’s Registration Statement on Form S-1 (File No. 333-68363) filed on February 11, 1999, as amended and declared effective on the same date.

  **No statement is provided because the computation of per share earnings on both a basic and fully diluted basis can be clearly determined from the Financial Statements included in the 2009 Annual Report to Stockholders, filed herewith.

 ***May be obtained free of charge from the Registrant’s Investor Relations Officer by calling (785) 270-6055 or from the Registrant’s internet website at www.capfed.com.