Form 10-Q
period 2009-12-31
CAPITOL FEDERAL FINANCIAL
filed 2010-02-04
CIK 1074433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________

Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended December 31, 2009

                                                                                                 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☑

As of January 25, 2010, there were 73,971,687 shares of Capitol Federal Financial Common Stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data and amounts)

	December 31,	September 30,
	2009	2009
ASSETS:	(Unaudited)
Cash and cash equivalents (includes interest-earning deposits of $80,895 and $32,319)	$105,128	$41,154
Investment securities:
Available-for-sale (“AFS”) at estimated fair value (amortized cost of $234,500 and $235,185)	234,001	234,784
Held-to-maturity (“HTM”) at amortized cost (estimated fair value of $419,352 and $248,929)	417,942	245,920
Mortgage-backed securities (“MBS”):
AFS, at estimated fair value (amortized cost of $1,254,958 and $1,334,357)	1,305,096	1,389,211
HTM, at amortized cost (estimated fair value of $594,365 and $627,829)	572,873	603,256
Loans receivable, net of allowance for loan losses (“ALLL”) of $12,207 and $10,150	5,423,923	5,603,965
Bank-owned life insurance (“BOLI”)	53,777	53,509
Capital stock of Federal Home Loan Bank (“FHLB”), at cost	134,064	133,064
Accrued interest receivable	31,048	32,640
Premises and equipment, net	39,901	37,709
Real estate owned (“REO”), net	6,637	7,404
Prepaid federal insurance premium	25,735	--
Other assets	24,637	21,064
TOTAL ASSETS	$8,374,762	$8,403,680

LIABILITIES:
Deposits	$4,227,252	$4,228,609
Advances from FHLB	2,394,214	2,392,570
Other borrowings, net	713,609	713,609
Advance payments by borrowers for taxes and insurance	21,339	55,367
Income taxes payable	13,881	6,016
Deferred income tax liabilities, net	31,740	30,970
Accounts payable and accrued expenses	30,728	35,241
Total liabilities	7,432,763	7,462,382

STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 shares authorized, 91,512,287
shares issued; 74,023,577 and 74,099,355 shares outstanding	915	915
as of December 31, 2009 and September 30, 2009, respectively
Additional paid-in capital	453,975	452,872
Unearned compensation, Employee Stock Ownership Plan (“ESOP”)	(7,561)	(8,066)
Unearned compensation, Recognition and Retention Plan (“RRP”)	(260)	(330)
Retained earnings	785,914	781,604
Accumulated other comprehensive income, net of tax	30,875	33,870
Less shares held in treasury (17,488,710 and 17,412,932 shares as of
December 31, 2009 and September 30, 2009, respectively, at cost)	(321,859)	(319,567)
Total stockholders' equity	941,999	941,298

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,374,762	$8,403,680

See accompanying notes to consolidated financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars and share counts in thousands except per share data)
	For the Three Months Ended
	December 31,
	2009	2008
INTEREST AND DIVIDEND INCOME:
Loans receivable	$74,526	$76,716
MBS	20,754	26,402
Investment securities	2,559	1,326
Capital stock of FHLB	1,001	780
Cash and cash equivalents	47	49
Total interest and dividend income	98,887	105,273

INTEREST EXPENSE:
FHLB advances	24,819	29,545
Deposits	22,105	26,785
Other borrowings	7,109	7,725
Total interest expense	54,033	64,055

NET INTEREST AND DIVIDEND INCOME	44,854	41,218
PROVISION FOR LOAN LOSSES	3,115	549
NET INTEREST AND DIVIDEND INCOME
AFTER PROVISION FOR LOAN LOSSES	41,739	40,669

OTHER INCOME:
Retail fees and charges	4,723	4,530
Insurance commissions	582	491
Loan fees	581	569
Income from BOLI	268	384
Gains on securities and loans receivable, net	6,472	24
Other, net	505	644
Total other income	13,131	6,642

OTHER EXPENSES:
Salaries and employee benefits	10,532	11,164
Occupancy of premises	3,942	3,722
Federal insurance premium	1,814	166
Advertising	1,644	1,742
Deposit and loan transaction costs	1,380	1,303
Regulatory and outside services	1,448	1,149
Office supplies and related expenses	625	713
Other, net	1,364	2,228
Total other expenses	22,749	22,187
INCOME BEFORE INCOME TAX EXPENSE	32,121	25,124
INCOME TAX EXPENSE	11,141	9,272
NET INCOME	$20,980	$15,852

Basic earnings per common share	$0.29	$0.22
Diluted earnings per common share	$0.29	$0.22
Dividends declared per public share	$0.79	$0.61

Basic weighted average common shares	73,281	73,085
Diluted weighted average common shares	73,287	73,176

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

						Accumulated
		Additional	Unearned	Unearned		Other		Total
	Common	Paid-In	Compensation	Compensation	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Capital	ESOP	RRP	Earnings	Income	Stock	Equity

Balance at October 1, 2009	$915	$452,872	$(8,066)	$(330)	$781,604	$33,870	$(319,567)	$941,298
Comprehensive income:
Net income					20,980			20,980
Changes in unrealized gain/losses on
securities AFS, net of deferred
income taxes of $1,819						(2,995)		(2,995)
Total comprehensive income								17,985

ESOP activity, net		1,039	505					1,544
RRP activity, net		3						3
Stock based compensation - stock options and RRP		61		70				131
Acquisition of treasury stock							(2,292)	(2,292)
Dividends on common stock to
stockholders ($0.79 per public share)					(16,670)			(16,670)
Balance at December 31, 2009	$915	$453,975	$(7,561)	$(260)	$785,914	$30,875	$(321,859)	$941,999

See accompanying notes to consolidated financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the Three Months Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,980	$15,852
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(1,000)	(780)
Provision for loan losses	3,115	549
Originations of loans receivable held-for-sale (“LHFS”)	(1,701)	(738)
Proceeds from sales of LHFS	575	1,508
Amortization and accretion of premiums and discounts on MBS
and investment securities	1,453	220
Depreciation and amortization of premises and equipment	1,272	1,156
Amortization of deferred amounts related to FHLB advances, net	1,644	(165)
Common stock committed to be released for allocation - ESOP	1,544	2,170
Stock based compensation - stock options and RRP	131	177
Gain on the sale of trading securities received in the loan swap transaction	(6,454)	--
Prepaid federal insurance premium	(25,735)	--
Other, net	(537)	66
Changes in:
Accrued interest receivable	1,592	1,280
Other assets	(387)	1,303
Income taxes payable/receivable	10,457	5,855
Accounts payable and accrued expenses	(5,257)	(1,327)
Net cash provided by operating activities	1,692	27,126

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of trading securities received in the loan swap transaction	199,144	--
Proceeds from maturities or calls of investment securities AFS	23	28
Proceeds from maturities or calls of investment securities HTM	1,010	37,400
Purchases of investment securities HTM	(173,431)	(886)
Principal collected on MBS AFS	78,991	49,459
Principal collected on MBS HTM	33,389	40,735
Purchases of MBS HTM	(2,990)	--
Proceeds from the redemption of capital stock of FHLB	--	2,958
Purchases of capital stock of FHLB	--	(9,002)
Loan originations and purchases, net of principal collected	(18,233)	(138,149)
Net deferred fee activity	(925)	(35)
Purchases of premises and equipment	(3,473)	(3,088)
Proceeds from sales of REO	3,124	2,131
Net cash used in investing activities	116,629	(18,449)

(Continued)

	For the Three Months Ended
	December 31,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(16,670)	(12,737)
Deposits, net of withdrawals	(1,357)	(56,579)
Proceeds from advances/line of credit from FHLB	--	312,682
Repayments on advances/line of credit from FHLB	--	(162,682)
Change in advance payments by borrowers for taxes and insurance	(34,028)	(33,883)
Acquisitions of treasury stock	(2,292)	(859)
Stock options exercised and excess tax benefits from stock options	--	1,377
Net cash (used in)/provided by financing activities	(54,347)	47,319

NET INCREASE IN CASH AND CASH EQUIVALENTS	63,974	55,996

CASH AND CASH EQUIVALENTS:
Beginning of period	41,154	87,138
End of period	$105,128	$143,134

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$682	$3,417
Interest payments, net of interest credited to deposits	$30,004	$36,542

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Loans transferred to REO	$2,196	$1,846

Swap of loans for trading securities	$193,889	$--

(Concluded)
See accompanying notes to consolidated financial statements.
<Index>

Notes to Consolidated Financial Statements (Unaudited)

1.   Basis of Financial Statement Presentation

The accompanying consolidated financial statements of Capitol Federal Financial (“CFFN”) and subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, filed with the Securities and Exchange Commission (“SEC”).  Interim results are not necessarily indicative of results for a full year.  In preparing these financial statements, we have evaluated events occurring subsequent to December 31, 2009 through February 4, 2010, the date our financial statements were filed with the SEC, for potential recognition and disclosure.  There have been no material events or transactions which would require adjustments and/or disclosures to the consolidated financial statements at December 31, 2009.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods.  Significant estimates include the ALLL, other-than-temporary declines in the fair value of securities, and fair value measurements. Actual results could differ from those estimates.  See “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Capitol Federal Savings Bank (the “Bank”). The Bank has a wholly-owned subsidiary, Capitol Funds, Inc.  Capitol Funds, Inc. has a wholly-owned subsidiary, Capitol Federal Mortgage Reinsurance Company.  All intercompany accounts and transactions have been eliminated.

2.   Recent Accounting Pronouncements

Effective October 1, 2009, the Company adopted new authoritative accounting guidance under Accounting Standards Codification (“ASC”) 260, Earnings Per Share, which provides that unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. The Company determined that its unvested RRP awards are participating securities. Accordingly, effective October 1, 2009, earnings per common share is computed using the two-class method prescribed under ASC 260, and prior periods were adjusted retrospectively to conform with the provisions of this guidance.  Earnings per share for the years ended September 30, 2009, 2008 or 2007, or any of the related interim periods, did not change due to the retrospective application of ASC 260.

3.   Earnings Per Share (“EPS”)

The Company accounts for the 3,024,574 shares acquired by its ESOP and the shares awarded pursuant to its RRP in accordance with ASC 260, which requires that our unvested RRP awards that contain nonforfeitable rights to dividends be treated as participating securities in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. Shares acquired by the ESOP are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee’s individual account.  The following table is a computation of our basic and diluted EPS under the two-class method for the periods indicated.

	For the Three Months Ended
	December 31,
	2009	2008
(in thousands, except share and per share data)
Net income	$20,980	$15,852
Less: income allocable to unvested RRP awards	(4)	(5)
Net income available to common stockholders	$20,976	$15,847

Average common shares outstanding	73,266,128	73,062,337
Average unvested RRP shares outstanding	14,328	22,428
Average committed ESOP shares outstanding	548	548
Total basic average common shares outstanding	73,281,004	73,085,313

Effect of dilutive stock options	5,833	90,443

Total diluted average common shares outstanding	73,286,837	73,175,756

Net EPS:
Basic	$0.29	$0.22
Diluted	$0.29	$0.22

Antidilutive stock options, excluded
from the diluted average common shares
outstanding calculation	241,350	25,500

4.   Fair Value of Financial Instruments

Fair Value Measurements - ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at December 31, 2009.  The Company’s AFS securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as REO and impaired loans. These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

In accordance with ASC 820, the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

The Company bases its fair values on the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.  As required by ASC 820, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

The following is a description of valuation methodologies used for assets measured at fair value on a recurring basis.

AFS Securities
The Company’s AFS securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders' equity.  The Company’s major security types based on the nature and risks of the securities are included in the table below.  The majority of the securities within the AFS portfolio are issued by U.S. government sponsored enterprises.  The fair values for all AFS securities are based on quoted prices for similar securities.  Various modeling techniques are used to determine pricing for the Company’s securities, including option pricing and discounted cash flow models. The inputs to these models may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  There are some AFS securities in the AFS portfolio that have significant unobservable inputs requiring the independent pricing services to use some judgment in pricing the related securities.  These AFS securities are classified as Level 3.  All other AFS securities are classified as Level 2.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a recurring basis, which consists of AFS securities, at December 31, 2009.

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3) (1)
	(Dollars in thousands)
U.S. government-sponsored
enterprises	$228,840	$--	$228,840	$--
Municipal bonds	2,753	--	2,753	--
Trust preferred securities	2,408	--	--	2,408
MBS	1,305,096	--	1,305,096	--
	$1,539,097	$--	$1,536,689	$2,408

(1)	The Company’s Level 3 AFS securities were not significant at December 31, 2009 and had no material activity during the period ended December 31, 2009.

The following is a description of valuation methodologies used for significant assets measured at fair value on a non-recurring basis.

Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans at December 31, 2009 were $47.4 million. Substantially all of the Bank’s impaired loans at December 31, 2009 are secured by residential real estate.  These impaired loans are individually assessed to ensure that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs. Fair value is estimated through current appraisals, real estate brokers or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3. Based on this evaluation, the Company maintained an ALLL of $4.0 million at December 31, 2009 for such impaired loans.

REO
REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals, real estate brokers or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  REO at December 31, 2009 was $6.6 million. During the three months ended December 31, 2009, charge-offs to the ALLL related to loans that were transferred to REO were $437 thousand. Write downs related to REO that were charged to other expense were $173 thousand for the three months ended December 31, 2009.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at December 31, 2009.

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Impaired loans	$47,427	$--	$--	$47,427
REO	6,637	--	--	6,637
	$54,064	$--	$--	$54,064

Fair Value Disclosures
The Company determined estimated fair value amounts using available market information and a selection from a variety of valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.  The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2009 and September 30, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates.

The estimated fair values of the Company’s financial instruments as of December 31, 2009 and September 30, 2009 are as follows.

	At		At
	December 31, 2009		September 30, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)

Financial assets:
Cash and cash equivalents	$105,128	$105,128	$41,154	$41,154
Investment securities:
AFS	234,001	234,001	234,784	234,784
HTM	417,942	419,352	245,920	248,929
MBS:
AFS	1,305,096	1,305,096	1,389,211	1,389,211
HTM	572,873	594,365	603,256	627,829
Loans receivable	5,423,923	5,589,283	5,603,965	5,801,724
BOLI	53,777	53,777	53,509	53,509
Capital stock of FHLB	134,064	134,064	133,064	133,064
Financial liabilities:
Deposits	4,227,252	4,282,549	4,228,609	4,294,454
Advances from FHLB	2,394,214	2,528,034	2,392,570	2,554,206
Other borrowings	713,609	738,653	713,609	742,301

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

Loans Receivable - Fair values are estimated for portfolios with similar financial characteristics.  Loans are segregated by type, such as one- to four-family residential mortgages, multi-family residential mortgages, nonresidential and installment loans.  Each loan category is further segmented into fixed and adjustable interest rate categories.  Market pricing sources are used to approximate the estimated fair value of fixed and adjustable-rate one- to four-family residential mortgages.  For all other loan categories, future cash flows are discounted using the LIBOR curve plus a margin at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturity.

BOLI - The carrying value of BOLI is considered to approximate its fair value due to the nature of the financial asset.

Capital Stock of FHLB - The carrying value of FHLB stock equals cost.  The fair value is based on redemption at par value.

Deposits - The estimated fair value of demand deposits, savings and money market accounts is the amount payable on demand at the reporting date. The estimated fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using a margin to the LIBOR curve.

Advances from FHLB - The estimated fair value of advances from FHLB is determined by discounting the future cash flows of each advance using a margin to the LIBOR curve.

Other Borrowings - Other borrowings consists of repurchase agreements and Junior Subordinated Deferrable Interest Debentures (“the debentures”). The estimated fair value of the repurchase agreements is determined by discounting the future cash flows of each agreement using a margin to the LIBOR curve.  The debentures have a variable rate structure, with the ability to redeem at par; therefore, the carrying value of the debentures approximates their estimated fair value.

5.   Securities

The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at December 31, 2009 and September 30, 2009.  The majority of the security portfolio is composed of securities issued by U.S. government-sponsored enterprises.

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
U.S. government-sponsored enterprises	$228,075	$766	$1	$228,840
Municipal bonds	2,663	103	13	2,753
Trust preferred securities	3,762	--	1,354	2,408
MBS	1,254,958	50,339	201	1,305,096
	1,489,458	51,208	1,569	1,539,097
HTM:
U.S. government-sponsored enterprises	348,623	245	628	348,240
Municipal bonds	69,319	1,893	100	71,112
MBS	572,873	21,628	136	594,365
	990,815	23,766	864	1,013,717

	$2,480,273	$74,974	$2,433	$2,552,814

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
U.S. government-sponsored enterprises	$228,743	$1,132	$--	$229,875
Municipal bonds	2,668	131	--	2,799
Trust preferred securities	3,774	--	1,664	2,110
MBS	1,334,357	55,552	698	1,389,211
	1,569,542	56,815	2,362	1,623,995
HTM:
U.S. government-sponsored enterprises	175,394	535	--	175,929
Municipal bonds	70,526	2,514	40	73,000
MBS	603,256	24,645	72	627,829
	849,176	27,694	112	876,758

	$2,418,718	$84,509	$2,474	$2,500,753

The following table presents the taxable and non-taxable components of interest income on investment securities for the three months ended December 31, 2009 and 2008:

	For the Three Months Ended
	December 31,
	2009	2008
	(Dollars in thousands)
Taxable	$2,024	$841
Non-taxable	535	485
	$2,559	$1,326

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at December 31, 2009 and September 30, 2009 was reported and the continuous unrealized loss position for the twelve months prior to December 31, 2009 and September 30, 2009 or for a shorter period of time, as applicable.

	December 31, 2009
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
AFS:	(Dollars in thousands)
U.S. government-sponsored enterprises	1	$25,025	$1	--	$--	$--
Municipal bonds	1	412	13	--	--	--
Trust preferred securities	--	--	--	1	2,408	1,354
MBS	44	87,014	181	11	2,063	20
	46	$112,451	$195	12	$4,471	$1,374

HTM:
U.S. government-sponsored enterprises	4	$97,495	$627	--	$--	$--
Municipal bonds	8	3,336	36	2	1,316	65
MBS	5	28,943	135	1	54	1
	17	$129,774	$798	3	$1,370	$66

	September 30, 2009
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
AFS:	(Dollars in thousands)
Trust preferred securities	--	$--	$--	1	$2,110	$1,664
MBS	16	57,157	600	37	15,804	98
	16	$57,157	$600	38	$17,914	$1,762

HTM:
Municipal bonds	4	$1,930	$36	1	$495	$4
MBS	3	5,563	26	4	11,043	46
	7	$7,493	$62	5	$11,538	$50

On a quarterly basis, management conducts a formal review of securities for the presence of an other-than-temporary impairment (“OTTI”).  Management assesses whether an OTTI is present when the fair value of a security is less than its amortized cost basis at the balance sheet date.  For such securities, OTTI is considered to have occurred if the Company intends to sell the security, if it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, or if the present values of expected cash flows is not sufficient to recover the entire amortized cost.

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

The amortized cost and estimated fair value of securities by remaining contractual maturity without consideration for call features or pre-refunding dates as of December 31, 2009 are shown below.  Actual maturities of MBS may differ from contractual maturities because borrowers have the right to prepay obligations, generally without penalty.  Maturities of MBS depend on the repayment characteristics and experience of the underlying financial instruments. Issuers of certain investment securities have the right to call and prepay obligations with or without prepayment penalties.  As of December 31, 2009, the amortized cost of the securities in our portfolio which are callable or have pre-refunding dates within one year totaled $534.2 million.

	AFS		HTM
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
One year or less	$25,740	$25,999	$1,506	$1,536
One year through five years	202,918	203,434	367,861	368,044
Five years through ten years	105,593	111,744	353,048	367,809
Ten years and thereafter	1,155,207	1,197,920	268,400	276,328
	$1,489,458	$1,539,097	$990,815	$1,013,717

As of December 31, 2009 and September 30, 2009, the Bank has pledged AFS and HTM MBS with an amortized cost of $734.3 million and $764.4 million, respectively, and an estimated fair value of $765.3 million and $797.0 million, respectively, as collateral for repurchase agreements.  The securities pledged as collateral for the repurchase agreements can be repledged by the counterparties.  As of December 31, 2009 and September 30, 2009, the Bank also had pledged AFS and HTM MBS with an amortized cost of $198.6 million and $193.6 million, respectively, and an estimated fair value of $207.3 million and $202.8 million, respectively, as collateral for public unit depositors, and discount window borrowings and treasury, tax, and loan requirements at the Federal Reserve Bank.

During the quarter, the Bank swapped $194.8 million of originated fixed-rate mortgage loans with the Federal Home Loan Mortgage Corporation (“FHLMC”) for MBS (“loan swap transaction”).  The MBS received in the loan swap transaction were classified as trading securities prior to the sale.  Proceeds from the sale of these securities were $199.1 million, resulting in a gross realized gain of $6.5 million.  The gain is included in gains on securities and loans receivable, net in the consolidated statements of income for the quarter.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company and its wholly-owned subsidiary, the Bank, may from time to time make written or oral “forward-looking statements,” including statements contained in documents filed or furnished by the Company with the SEC.  These forward-looking statements may be included in this Quarterly Report on Form 10-Q and the exhibits attached to it, in the Company’s reports to stockholders, and in other communications by the Company, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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
•
the future earnings and capital levels of the Bank and the continued waiver by its primary regulator, the Office of Thrift Supervision (the “OTS”), to distribute capital from the Bank to the Company, which could affect the ability of the Company to pay dividends in accordance with its dividend policies;

•	fluctuations in deposit flows, loan demand, and/or real estate values, as well as unemployment levels, which may adversely affect our business;
•	the credit risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the ALLL;
•	results of examinations of the Bank by the OTS, including the possibility that the OTS may, among other things, require the Bank to increase its ALLL;
•	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
•	the effects of, and changes in, foreign and military policies of the United States Government;
•	inflation, interest rate, market and monetary fluctuations;
•	our ability to access cost-effective funding;
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

The following discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company.  It should be read in conjunction with the consolidated financial statements and notes presented in this report.  The discussion includes comments relating to the Bank, since the Bank is wholly-owned by the Company and comprises the majority of its assets and is the principal source of income for the Company.  This discussion and analysis should be read in conjunction with the management discussion and analysis included in the Company’s 2009 Annual Report on Form 10-K filed with the SEC.

Executive Summary

The following summary should be read in conjunction with our Management’s Discussion and Analysis of Financial Condition and Results of Operations in its entirety.

Our principal business consists of attracting deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences.  We also originate consumer loans, loans secured by first mortgages on non-owner-occupied one- to four-family residences, construction loans secured by one- to four-family residences, commercial real estate loans, and multi-family real estate loans.  While our primary business is the origination of one- to four-family loans funded through retail deposits, we also purchase whole loans and invest in certain investment securities and MBS, and use FHLB advances, repurchase agreements and other borrowings as additional funding sources.

The Company is significantly affected by prevailing economic conditions including federal monetary and fiscal policies and federal regulation of financial institutions.  Deposit balances are influenced by a number of factors, including interest rates paid on competing personal investment products, the level of personal income, and the personal rate of savings within our market areas.  Lending activities are influenced by the demand for housing and other loans, changing loan underwriting guidelines, as well as interest rate pricing competition from other lending institutions.  The primary sources of funds for lending activities include deposits, loan repayments, investment income, borrowings, and funds provided from operations.

The Company’s results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, MBS, investment securities and cash, and the interest paid on deposits and borrowings.  On a weekly basis, management reviews deposit flows, loan demand, cash levels, and changes in several market rates to assess all pricing strategies.  We generally price our loan and deposit products based upon an analysis of our competition and changes in market rates.  The Bank generally prices its first mortgage loan products based on secondary market and competitor pricing.  Generally, deposit pricing is based upon a survey of competitors in the Bank’s market areas, and the need to attract funding and retain maturing deposits.  The majority of our loans are fixed-rate products with maturities up to 30 years, while the majority of our deposits have maturity or reprice dates of less than two years.

During the first quarter of fiscal year 2010, the economy began to show signs of recovery, as evidenced by an increase in consumer spending and stabilization of the labor market, the housing sector, and financial markets.  However, unemployment levels remained elevated, housing prices remained depressed and demand for housing was weak, due to distressed sales and tightened lending standards.  In an effort to support mortgage lending and housing market recovery, and to help improve credit conditions overall, the Federal Open Market Committee of the Federal Reserve maintained the overnight lending rate between zero and 25 basis points during the first quarter of fiscal year 2010.  The Federal Reserve has announced its intention to purchase up to $1.25 trillion of agency MBS by March 2010.

The Company recognized net income of $21.0 million for the quarter ended December 31, 2009, compared to net income of $15.9 million for the quarter ended December 31, 2008.  The $5.1 million increase in net income between the periods was primarily due to a decrease of $10.1 million in interest expense and an increase of $6.5 million in other income, partially offset by a $6.4 million decrease in interest and dividend income, a $2.6 million increase in the provision for loan losses, and a $1.8 million increase in income taxes due to higher earnings.  The decrease in interest expense was due to a decrease in the rate on our FHLB advances due to the refinance of $875.0 million of advances during the second and third quarters of fiscal year 2009 and a decrease in interest expense on deposits due to the continued decline in the cost of our certificate of deposit and money market portfolios as a result of lower short-term market rates.  The $6.5 million increase in other income was primarily due to the gain on the sale of trading securities received in conjunction with a loan swap transaction during the current quarter.  The decrease in interest and dividend income was primarily a result of a decrease in the average yield of the MBS and loans receivable portfolios due to prepayments of MBS and mortgage loans with higher yields than the average portfolio yield, to adjustable-rate MBS and mortgage loans adjusting to lower market rates on their reprice dates, refinances and modifications of mortgage loans, and the origination of new mortgage loans at rates lower than the overall portfolio rate.  The $2.6 million increase in the provision for loan losses primarily reflects increases in the level of certain qualitative factors in our general valuation allowance model to account for lingering negative economic conditions.

During the quarter, the Bank swapped $194.8 million of originated fixed-rate mortgage loans with FHLMC for trading MBS.  The trading MBS were sold at a gain of $6.5 million and the proceeds were reinvested into assets with an average life shorter than that of the Bank’s remaining assets in an effort to reduce future interest rate risk sensitivity that could occur as a result of the high volume of refinances and modifications and likely increases in interest rates.  Since December 2008, mortgage interest rates have been historically low, prompting increased demand for refinances, and loan modifications.

The Bank has opened two new branches in our Kansas City market area since the beginning of fiscal year 2010, and will open a new branch in the Wichita market area in the second quarter of 2010.  The Bank continues to consider expansion opportunities in all its market areas.

Available Information

Financial and other Company information, including press releases, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports can be obtained free of charge from our investor relations website, http://ir.capfed.com.  SEC filings are available on our website immediately after they are electronically filed with or furnished to the SEC, and are also available on the SEC’s website at www.sec.gov.

Critical Accounting Policies

Our most critical accounting policies are the methodologies used to determine the ALLL, other-than-temporary declines in the value of securities and fair value measurements.  These policies are important to the presentation of our financial condition and results of operations, involve a high degree of complexity, and require management to make difficult and subjective judgments that may require assumptions or estimates about highly uncertain matters.  The use of different judgments, assumptions, and estimates could cause reported results to differ materially.  These critical accounting policies and their application are reviewed at least annually by our audit committee.  The following is a description of our critical accounting policies and an explanation of the methods and assumptions underlying their application.

Allowance for Loan Losses.  Management maintains an ALLL to absorb known and inherent losses in the loan portfolio based upon ongoing quarterly assessments of the loan portfolio.  Our methodology for assessing the appropriateness of the ALLL consists of a formula analysis for general valuation allowances and specific valuation allowances for identified problem and impaired loans.  The ALLL is maintained through provisions for loan losses which are charged to income.  The methodology for determining the ALLL is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded ALLL.

Our primary lending emphasis is the origination and purchase of one- to four-family mortgage loans on residential properties, and, to a lesser extent, home equity and second mortgages on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans.  As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in Kansas and Missouri.  At December 31, 2009, approximately 70% and approximately 15% of the Bank’s loans were secured by real property located in Kansas and Missouri, respectively. Based on the composition of our loan portfolio, we believe the primary risks inherent in our portfolio are the continued weakened economic conditions due to the recent U.S. recession, continued high levels of unemployment or underemployment, the potential for rising mortgage interest rates in the markets we lend and a continuing decline in real estate values.  Any one or a combination of these events may adversely affect borrowers’ ability to repay their loans, resulting in increased delinquencies, non-performing assets, loan losses and future levels of loan loss provisions. Although management believes that the Bank has established and maintained the ALLL at appropriate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment.

Management considers quantitative and qualitative factors when determining the appropriateness of the ALLL.  Such factors include changes in underwriting standards, the trend and composition of delinquent and non-performing loans, results of foreclosed property and short sale transactions, historical charge-offs, the current status and trends of local and national economies; specifically levels of unemployment, changes in mortgage interest rates, and loan portfolio growth and concentrations. Since our loan portfolio is primarily concentrated in one- to four-family real estate, we monitor one- to four-family real estate market value trends in our local market areas and geographic sections of the U.S. by reference to various industry and market reports, economic releases and surveys, and our general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of our ALLL.  We also use ratio analyses as a supplemental tool for evaluating the overall reasonableness of the ALLL.  We consider the observed trends in the ratios, taking into consideration the composition of our loan portfolio compared to our peers, in combination with our historical loss experience.  We also review the actual performance and charge-off history of our portfolio and compare that to our previously determined allowance coverage percentages and specific valuation allowances.  In addition, the OTS reviews the adequacy of the Company’s ALLL during its examination process.  We consider any comments from the OTS when assessing the appropriateness of our ALLL.  Reviewing these quantitative and qualitative factors assists management in evaluating the overall reasonableness of the ALLL and whether changes need to be made to our assumptions.  Our ALLL methodology is applied in a consistent manner; however, the methodology can be modified in response to changing conditions.

Each quarter, the loan portfolio is segregated into categories in the formula analysis based on certain risk characteristics such as loan type (one- to four-family, multi-family, etc.), interest payments (fixed-rate, adjustable-rate), loan source (originated or purchased), loan-to-value ratios, borrower’s credit score and payment status (i.e. current or number of days delinquent).  Consumer loans, such as second mortgages and home equity lines of credit, with the same underlying collateral as a one- to four-family loan are combined with the one- to four-family loan in the formula analysis to calculate a combined loan-to-value ratio.  Loss factors are assigned to each category in the formula analysis based on management’s assessment of the potential risk inherent in each category.  The greater the risks associated with a particular category, the higher the loss factor.  Loss factors increase as individual loans become classified or delinquent, the foreclosure process begins or as economic and market conditions and trends warrant.  All loans that are not impaired are included in a formula analysis.  Impaired loans are defined as non-accrual loans and troubled debt restructurings (“TDRs”) that have not been performing under the restructured terms for 12 consecutive months.

The loss factors applied in the formula analysis are reviewed quarterly by management to assess whether the factors adequately cover probable and estimable losses inherent in the loan portfolio.  The review considers such qualitative and quantitative factors as the trends and composition of delinquent and non-performing loans, the results of foreclosed property and short sale transactions, and the status and trends of the local and national economies and housing markets.  Our ALLL methodology permits modifications to any loss factor used in the computation of the formula analysis in the event that, in management’s judgment, significant factors which affect the collectibility of the portfolio or any category of the loan portfolio, as of the evaluation date, are not reflected in the current loss factors.  Management’s evaluation of the qualitative factors with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with a specific problem loan or portfolio segments. During the current quarter, management increased the level of certain qualitative factors in our formula analysis to account for lingering negative economic conditions.

Specific valuation allowances are established in connection with individual loan reviews of specifically identified problem and impaired loans.  Since the majority of our loan portfolio is composed of one- to four-family real estate, determining the estimated fair value of the underlying collateral is critical in evaluating the amount of specific valuations required for problem and impaired loans.  Estimated fair value of the underlying collateral is based on current appraisals, real estate broker values or listing prices.  It sometimes takes several months for a loan to work through the foreclosure process.  For purchased loans, the estimated fair values received from servicers when a loan becomes 90 days delinquent is not always an accurate representation of the fair value once the collateral has been sold, due to the continued decline in real estate values between the two points in time.  To account for the declines in fair value on purchased loans, management applies a market value adjustment to non-performing purchased loans to more accurately estimate the fair values of the underlying collateral.  The adjustments are determined based on the geographic location of the underlying collateral, recent losses recognized on foreclosed property and short sale transactions and trends of non-performing purchased loans entering foreclosure in the various geographic areas.  Specific valuation allowances are established if the adjusted estimated fair value, less estimated selling costs, is less than the current loan balance.

Loans with an outstanding balance of $1.5 million or more are individually reviewed annually if secured by property in one of the following categories:  multi-family (five or more units) property, unimproved land, other improved commercial property, acquisition and development of land projects, developed building lots, office building, single-use building, or retail building.  Specific valuation allowances are established if the individual loan review determines a quantifiable impairment.

Securities Impairment.  Management monitors the securities portfolio for OTTI on an ongoing basis and performs a formal review quarterly.  The process involves monitoring market events and other items that could impact issuers’ ability to perform.  The evaluation includes, but is not limited to such factors as:  the nature of the investment, the length of time the security has had a fair value less than the amortized cost basis, the cause(s) and severity of the loss, expectation of an anticipated recovery period, recent events specific to the issuer or industry including the issuer’s financial condition and the current ability to make future payments in a timely manner, external credit ratings and recent downgrades in such ratings, the Company’s intent to sell and whether it is more likely than not the Company would be required to sell prior to recovery for debt securities.

Management determines whether OTTI losses should be recognized for impaired securities by assessing all known facts and circumstances surrounding the securities.  If the Company intends to sell an impaired security or if it is more likely than not that the Company will be required to sell an impaired security before recovery of its amortized cost basis, an OTTI will be recognized and the difference between amortized cost and fair value will be recognized as a loss in earnings.  At December 31, 2009, no securities had been identified as other-than-temporarily impaired.

Fair Value Measurements.  The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures, per the provisions of ASC 820, Fair Value Measurements and Disclosures.  The Company’s AFS securities are recorded at fair value on a recurring basis.  Changes in the fair value of AFS securities are recorded, net of tax, in accumulated other comprehensive income, which is a component of stockholders’ equity.  The Company did not have any liabilities that were measured at fair value at December 31, 2009.  Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as REO and impaired loans. These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

In accordance with ASC 820, the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the underlying assumptions used to determine fair value, with Level 1 (quoted prices for identical assets in an active market) being considered the most reliable, and Level 3 having the most unobservable inputs and therefore being considered the least reliable.  The Company bases its fair values on the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.  As required by ASC 820, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

Financial Condition

Total assets and total liabilities both decreased slightly from September 30, 2009 to December 31, 2009.  Management may continue to maintain interest-earning assets at current levels or below until market conditions provide profitable growth opportunities that are consistent with interest rate risk management policies.

The following table presents selected balance sheet data for the Company at the dates indicated.
	Balance at
	December 31,	September 30,	June 30,	March 31,	December 31,
	2009	2009	2009	2009	2008
	(Dollars in thousands, except per share amounts)

Total assets	$8,374,762	$8,403,680	$8,319,292	$8,269,881	$8,157,324
Cash and cash equivalents	105,128	41,154	74,101	52,025	143,134
Investment securities	651,943	480,704	322,166	214,410	105,965
MBS	1,877,969	1,992,467	2,100,998	2,204,369	2,176,302
Loans receivable, net	5,423,923	5,603,965	5,541,731	5,377,699	5,456,569
Capital stock of FHLB	134,064	133,064	132,071	131,278	131,230
Deposits	4,227,252	4,228,609	4,175,251	4,116,514	3,867,304
Advances from FHLB	2,394,214	2,392,570	2,410,949	2,411,560	2,596,964
Other borrowings	713,609	713,609	713,609	713,609	713,595
Stockholders' equity	941,999	941,298	922,634	916,391	897,435
Accumulated other comprehensive income	30,875	33,870	23,512	24,622	14,263
Equity to total assets at end of period	11.2%	11.2%	11.1%	11.1%	11.0%
Book value per share	12.86	12.85	12.60	12.52	12.27
Bank tangible equity ratio (1)	10.1%	10.0%	9.8%	9.9%	10.0%

(1) See tangible equity to GAAP equity reconciliation in “Liquidity and Capital Resources – Regulatory Capital.”

Loans Receivable.  The loans receivable portfolio decreased $180.0 million from $5.60 billion at September 30, 2009 to $5.42 billion at December 31, 2009.  The decrease in the portfolio was a result of the loan swap transaction that took place during the quarter, where $194.8 million of originated fixed-rate mortgage loans were swapped for MBS as a means of reducing future interest rate risk sensitivity. The Bank will continue to service these loans. The MBS were classified as trading securities and sold during the current quarter for a gain.  The proceeds from the sale were primarily reinvested into investment securities with terms shorter than that of the loans swapped.

The Bank purchased $37.6 million of loans from nationwide lenders during the quarter, the majority of which were adjustable-rate.  These loans had an average credit score of 725 and a weighted average LTV ratio of 46% at the time of purchase.  At December 31, 2009, loans purchased from nationwide lenders represented 13% of our loan portfolio and were secured by properties located in 47 of the continental United States and Washington, D.C.  As of December 31, 2009, the average balance of a purchased nationwide mortgage loan was approximately $350 thousand, the average balance of a purchased correspondent loan was approximately $250 thousand, and the average balance of an originated mortgage loan was approximately $125 thousand. By purchasing loans from nationwide lenders, the Bank is able to attain some geographic diversification in its loan portfolio, and help mitigate the Bank’s interest rate risk exposure as the purchased loans are predominately adjustable-rate or 15-year fixed-rate loans.  Although at the time these loans were purchased, they met our underwriting standards; as a result of the continued elevated levels of unemployment rates and the declines in real estate values in some of the states where we have purchased loans, we have experienced an increase in non-performing purchased loans.  See additional discussion regarding non-performing purchased loans in “Asset Quality – Loans and REO.”

Included in the loan portfolio at December 31, 2009 were $243.7 million of interest-only adjustable-rate mortgage (“ARM”) loans, the majority of which were purchased from nationwide lenders during fiscal year 2005.  These loans do not typically require principal payments during their initial term, and have initial interest-only terms of either five or ten years.  The interest-only loans purchased had an average credit score of 737 and an average LTV ratio of 80% or less at the time of purchase.  The Bank has not purchased any interest-only ARM loans since 2006 and discontinued offering the product in its local markets during 2008 to reduce future credit risk.  At December 31, 2009, $233.3 million, or 96%, of interest-only loans were still in their interest-only payment term.  As of December 31, 2009, $110.7 million will begin to amortize principal within two years, $16.4 million will begin to amortize principal within two-to-five years, $89.7 million will begin to amortize principal within five-to-seven years, and the remaining $16.4 million will begin amortizing in seven-to-ten years.  At December 31, 2009, $15.7 million or approximately 50% of non-performing loans were interest-only and $2.8 million was reserved in the ALLL for these loans.  Non-performing interest-only loans represent approximately 6% of the total interest-only portfolio at December 31, 2009.  See additional discussion regarding non-performing loans in “Asset Quality – Loans and REO.”

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

	For the Three Months Ended			For the Three Months Ended
	December 31, 2009			December 31, 2008
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family
<= 15 years	$56,955	4.60%	21.9%	$28,017	5.47%	9.0%
> 15 years	117,783	5.10	45.4	107,145	5.79	34.4
Other real estate	--	--	--	5,965	5.88	1.9
Home Equity	1,500	7.45	0.6	2,851	7.45	0.9
Other	418	8.86	0.2	433	8.52	0.1
Total fixed-rate	176,656	4.97	68.1	144,411	5.77	46.3

Adjustable-Rate:
One- to four-family
<= 36 months	32,945	3.34	12.7	88,076	5.00	28.2
> 36 months	26,870	4.36	10.3	55,922	5.32	17.9
Other real estate	--	--	--	--	--	--
Home Equity	21,810	4.86	8.4	22,749	5.08	7.3
Other	1,190	4.73	0.5	754	5.49	0.3
Total adjustable-rate	82,815	4.09	31.9	167,501	5.12	53.7

Total originations, refinances and purchases	$259,471	4.69%	100.0%	$311,912	5.42%	100.0%

Purchased loans included above:
Fixed-Rate:
Correspondent	$17,811	5.09%		$13,749	5.79%
Nationwide	2,338	5.05		256	4.38
Adjustable-Rate:
Correspondent	9,697	4.49		6,249	5.76
Nationwide	35,233	3.47		125,815	5.05
Total purchased loans	$65,079	4.12%		$146,069	5.15%

Loan modification activity is not included in the tables above because a new loan is not generated at the time of modification.  During the three months ended December 31, 2009 and 2008, the Bank modified $139.7 million and $24.8 million loans, respectively, with a weighted average rate decrease of 83 basis points and 3 basis points, respectively.

The Bank generally prices its one- to four-family loan products based upon prices available in the secondary market.  During the three months ended December 31, 2009, the average rate offered on the Bank’s 30-year fixed-rate one- to four-family loans, with no points paid by the borrower, was approximately 160 basis points above the average 10-year Treasury rate, while the average rate offered on the Bank’s 15-year fixed-rate one- to four-family loans were approximately 100 basis points above the average 10-year Treasury rate.

The following table summarizes the activity in the loan portfolio for the periods indicated, excluding changes in loans in process, deferred fees and ALLL.  Loans that were paid-off as a result of refinances are included in “repayments.”  Purchased loans include purchases from correspondent and nationwide lenders.  Loan modification activity is not included in the activity in the following table because a new loan is not generated at the time of modification.  See modification activity for the three months ended December 31, 2009 on the previous page.  The modified balance and rate are included in the ending loan portfolio balance and rate.
	For the Three Months Ended
	December 31, 2009		September 30, 2009		June 30, 2009		March 31, 2009
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$5,646,950	5.29%	$5,587,130	5.36%	$5,422,798	5.50%	$5,506,352	5.63%
Originations and refinances:
Fixed	156,507	4.95	255,441	5.07	325,640	4.96	276,888	5.06
Adjustable	37,885	4.57	37,948	4.75	32,652	4.78	25,269	4.83
Purchases:
Fixed	20,149	5.09	24,670	5.08	37,912	5.11	33,226	5.18
Adjustable	44,930	3.69	11,662	4.82	9,544	5.04	70,349	4.90
Repayments	(245,838)		(266,362)		(322,104)		(311,733)
Transfer of loans to LHFS (1)	(194,759)		--		81,190		(175,862)
Other (2)	(2,080)		(3,539)		(502)		(1,691)
Ending balance	$5,463,744	5.23%	$5,646,950	5.29%	$5,587,130	5.36%	$5,422,798	5.50%

(1)	“Transfer of loans to LHFS” in the December 31, 2009 quarter includes loans with a principal balance of $194.8 million related to the loan swap transaction.

(2)	“Other” consists of transfers to REO and modification fees advanced.

The following table presents the Company’s loan portfolio at the dates indicated.

	December 31, 2009			September 30, 2009
	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$5,155,773	5.21%	94.4%	$5,321,935	5.26%	94.2%
Multi-family and commercial	71,395	6.18	1.3	80,493	6.01	1.4
Construction	33,403	5.15	0.6	39,535	5.20	0.7
Total real estate loans	5,260,571	5.22	96.3	5,441,963	5.27	96.3

Consumer and Other Loans:
Home equity	193,987	5.60	3.5	195,557	5.63	3.5
Other	9,186	6.00	0.2	9,430	6.11	0.2
Total consumer and other loans	203,173	5.62	3.7	204,987	5.65	3.7
Total loans receivable	5,463,744	5.23%	100.0%	5,646,950	5.29%	100.0%

Less:
Undisbursed loan funds	17,089			20,649
Unearned loan fees and deferred costs	10,525			12,186
ALLL	12,207			10,150
Total loans receivable, net	$5,423,923			$5,603,965

The following table presents the contractual maturity of our loan portfolio at December 31, 2009.  Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

	Real Estate
			Multi-family and
	One- to Four-Family		Commercial		Construction (2)		Home Equity (3)		Other		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Amounts due:
Within one year (1)	$2,131	6.00%	$22	7.00%	$17,673	5.18%	$4,024	4.14%	$1,478	5.59%	$25,328	5.11%

After one year:
Over one to two	5,117	5.57	--	--	15,730	5.11	1,456	4.64	1,083	8.10	23,386	5.32
Over two to three	8,508	5.53	996	5.72	--	--	2,004	5.23	1,092	6.56	12,600	5.59
Over three to five	45,562	5.30	34	8.50	--	--	3,580	5.42	5,136	5.36	54,312	5.32
Over five to ten	479,433	5.18	6,867	5.87	--	--	32,187	5.11	368	8.62	518,855	5.19
Over 10 to 15	856,233	5.00	13,098	6.40	--	--	60,379	4.87	29	6.50	929,739	5.01
After 15 years	3,758,789	5.25	50,378	6.17	--	--	90,357	6.37	--	--	3,899,524	5.29
Total due after one year	5,153,642	5.21	71,373	6.18	15,730	5.11	189,963	5.64	7,708	6.07	5,438,416	5.23

Total loans	$5,155,773	5.21%	$71,395	6.18%	$34,403	5.15%	$193,987	5.60%	$9,186	6.00%	5,463,744	5.23%

Less:
Undisbursed loan funds											17,089
Unearned loan fees and deferred costs											10,525
ALLL											12,207
Total loans receivable, net											$5,423,923

   (1)  Includes demand loans, loans having no stated maturity, and overdraft loans.
   (2)  Construction loans are presented based upon the term to complete construction.
   (3)  For home equity loans, the maturity date calculated assumes the customer always makes the required minimum payment.  The majority of interest-only home equity lines of credit  assume a balloon payment of unpaid principal at 120 months.  All other home equity lines of credit generally assume a term of 240 months.

The following table presents, as of December 31, 2009, the amount of loans, net of undisbursed loan funds, due after December 31, 2010, and whether these loans have fixed or adjustable interest rates.

	Fixed	Adjustable	Total
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$4,096,494	$1,057,148	$5,153,642
Multi-family and commercial	68,902	2,471	71,373
Construction	15,185	545	15,730
Consumer and Other Loans:
Home equity	53,203	136,760	189,963
Other	3,780	3,928	7,708
Total	$4,237,564	$1,200,852	$5,438,416

Asset Quality – Loans and REO

The Bank’s traditional underwriting guidelines have provided the Bank with generally low delinquencies and low levels of non-performing assets compared to national levels.  Of particular importance is the complete documentation required for each loan the Bank originates and purchases.  This allows the Bank to make an informed credit decision based upon a thorough assessment of the borrower’s ability to repay the loan compared to underwriting methodologies that do not require full documentation.  See additional discussion regarding underwriting standards in “Lending Practices and Underwriting Standards” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

For one- to four-family loans and home equity loans, when a borrower fails to make a loan payment 15 days after the due date, a late charge is assessed and a notice is mailed.  All delinquent balances are reviewed by collection personnel once the loan is 16 or more days past due.  Attempts to contact the borrower occur by personal letter and, if no response is received, by telephone, with the purpose of establishing repayment arrangements for the borrower to bring the loan current.  Repayment arrangements may be approved by a designated bank officer.  Once a loan becomes 90 days delinquent, a demand letter is issued requiring the loan to be brought current or foreclosure procedures will be implemented.  Once a loan becomes 120 days delinquent, and an acceptable repayment plan has not been established, the loan is forwarded to legal counsel to initiate foreclosure.  We also monitor whether mortgagors who filed for bankruptcy are meeting their obligation to pay the mortgage debt in accordance with the terms of the bankruptcy petition.

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

The following matrix shows the balance of one-to four-family mortgage loans as of December 31, 2009 cross-referenced by LTV ratio and credit score.  The LTV ratios used in the matrix were based on the current loan balance and the most recent bank appraisal available, or the lesser of the purchase price or original appraisal.  In most cases, the most recent appraisal was obtained at the time of origination.  The LTV ratios based upon appraisals obtained at the time of origination may not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure as the value of the underlying collateral may have declined since the time of origination.  Credit scores were updated in March 2009 for loans originated by the Bank and in September 2009 for purchased loans.  Management will continue to update credit scores as deemed necessary based upon economic conditions.  Per the matrix, the greatest concentration of loans fall into the “751 and above” credit score category and have a LTV ratio of less than 70%.  The loans falling into the “less than 660” credit score category and having LTV ratios of more than 80% comprise the lowest concentration.  The average LTV ratio and credit score for our one-to four-family purchased loans at December 31, 2009 was approximately 67% and 758, respectively.  The average LTV ratio and credit score for our one-to four-family originated loans at December 31, 2009 was approximately 59% and 742, respectively.

	Credit Score
	Less than 660		661 to 700		701 to 750		751 and above		Total
		% of		% of		% of		% of		% of
LTV ratio	Amount	total	Amount	total	Amount	total	Amount	total	Amount	total
	(Dollars in thousands)

Less than 70%	$121,923	2.4%	$158,508	3.1%	$427,621	8.3%	$1,891,927	36.7%	$2,599,979	50.5%
70% to 80%	114,771	2.2	125,766	2.4	406,457	7.9	1,152,435	22.3	1,799,429	34.8
More than 80%	71,345	1.4	77,532	1.5	211,548	4.1	395,940	7.7	756,365	14.7
Total	$308,039	6.0%	$361,806	7.0%	$1,045,626	20.3%	$3,440,302	66.7%	$5,155,773	100.0%

Delinquent and non-performing loans and REO
The following tables present the Company’s 30 to 89 day delinquent loans, non-performing loans, and REO at the dates indicated.  Purchased loans include loans purchased from nationwide lenders.  Non-performing loans are non-accrual loans that are 90 or more days delinquent or are in the process of foreclosure.  Non-performing assets include non-performing loans and REO.

	December 31,		September 30,		June 30,		March 31,		December 31,
	2009		2009		2009		2009		2008
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
30 to 89 days delinquent	(Dollars in thousands)
One- to four-family:
Originated	184	$ 19,468	159	$ 15,488	140	$ 12,981	115	$ 13,459	147	$ 15,089
Purchased	44	11,464	41	10,556	49	13,225	43	9,698	42	9,359
Multi-family and commercial	1	5	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--	--	--
Consumer and Other Loans:
Home equity	49	1,021	40	708	38	746	33	611	36	496
Other	24	114	15	89	15	98	9	50	16	106
	302	$ 32,072	255	$ 26,841	242	$ 27,050	200	$ 23,818	241	$ 25,050

30 to 89 days delinquent loans
as a percentage of total loans		0.59%		0.48%		0.49%		0.44%		0.46%

	December 31,		September 30,		June 30,		March 31,		December 31,
	2009		2009		2009		2009		2008
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Non-performing loans:
One- to four-family:
Originated	104	$10,040	99	$9,248	108	$11,332	96	$9,748	95	$9,231
Purchased	70	21,912	70	21,259	59	17,270	45	12,158	32	9,625
Multi-family and commercial	--	--	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--	--	--
Consumer and Other Loans:
Home equity	32	516	22	367	29	448	26	407	18	275
Other	6	9	8	45	7	60	6	58	11	101
	212	32,477	199	30,919	203	29,110	173	22,371	156	19,232

Non-performing loans
as a percentage of total loans		0.60%		0.55%		0.53%		0.42%		0.35%

REO:
One- to four-family:
Originated (1)	55	4,726	51	5,702	36	3,950	48	4,119	38	2,833
Purchased	9	1,911	8	1,702	5	1,127	10	1,705	6	1,644
Multi-family and commercial	--	--	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--	--	--
Consumer and Other Loans:
Home equity	--	--	--	--	--	--	--	--	--	--
Other	--	--	--	--	--	--	--	--	--	--
	64	6,637	59	7,404	41	5,077	58	5,824	44	4,477

Total non-performing assets	276	$39,114	258	$38,323	244	$34,187	231	$28,195	200	$23,709

Non-performing assets
as a percentage of total assets		0.47%		0.46%		0.41%		0.34%		0.29%
   (1)  Real estate related consumer loans are included in the one- to four-family category as the underlying collateral is one- to four-family property.

Loans 30 to 89 days delinquent increased $5.3 million from $26.8 million at September 30, 2009 to $32.1 million at December 31, 2009.   We believe the increase in the 30 to 89 day delinquent balance during the quarter was due to the continued elevated level of unemployment.  The following table presents the average percentage of one-to four-family loans, by principal balance, that entered the 30-89 days delinquent category during the past 12 months that paid off, returned to performing status, stayed 30-89 days delinquent, or progressed to the non-performing or REO categories. Purchased loans include loans purchased from nationwide lenders.

	30-89 Day Delinquent Loan Trend Analysis
			30-89 Days	Non-
	Paid Off	Performing	Delinquent	Performing	REO	Total
Originated	5.7%	38.1%	34.1%	18.0%	4.1%	100.0%
Purchased	3.7%	20.9%	35.6%	37.6%	2.2%	100.0%

Total Portfolio Average	4.8%	30.9%	35.3%	25.9%	3.1%	100.0%

Non-performing loans increased $1.6 million from $30.9 million at September 30, 2009 to $32.5 million at December 31, 2009.  The balance of non-performing loans continues to remain at historically high levels due to the continued elevated level of unemployment coupled with the decline in real estate values, particularly in some of the states in which we have purchased loans.  At December 31, 2009, one-to four-family non-performing loans with LTV ratios greater than 80% comprised approximately 15% of total non-performing loans.  Of these loans, 71% have PMI which reduces or eliminates the Bank’s exposure to loss.  The balance of one-to four-family non-performing loans with LTV ratios greater than 80% with no PMI was $1.4 million at December 31, 2009.  At origination, these loans generally had LTV ratios less than 80%, but as a result of updating the appraisals, the LTV ratios are now in excess of 80%.

The following table presents the top twelve states where our one- to four-family mortgages are located, and the corresponding balance of 30-89 day delinquent loans, non-performing loans and the weighted average LTV ratios for non-performing loans at December 31, 2009.  The LTV ratios were based on the current loan balance and the most recent appraisal available, or the lesser of the purchase price or original appraisal.

			Loans 30 to 89
	One- to Four-Family		Days Delinquent		Non-Performing Loans
State	Balance	% of Total	Balance	% of Total	Balance	% of Total	Average LTV
(Dollars in thousands)

Kansas	$3,717,625	72.1%	$14,290	46.2%	$8,442	26.4%	76%
Missouri	749,956	14.6	5,177	16.7	1,598	5.0	92
Illinois	78,757	1.5	1,008	3.2	2,129	6.7	67
Texas	51,295	1.0	753	2.4	58	0.2	74
New York	50,282	1.0	875	2.8	846	2.6	75
Florida	48,407	0.9	113	0.4	3,649	11.4	71
Colorado	35,069	0.7	204	0.7	415	1.3	79
Arizona	33,442	0.6	1,227	4.0	4,181	13.1	75
Virginia	31,185	0.6	1,816	5.9	444	1.4	71
Connecticut	31,016	0.6	--	--	151	0.5	68
Minnesota	28,835	0.6	676	2.2	129	0.4	70
New Jersey	27,560	0.5	327	1.1	360	1.1	59
Other states	272,344	5.3	4,466	14.4	9,550	29.9	71
	$5,155,773	100.0%	$30,932	100.0%	$31,952	100.0%	74%

Impaired loans
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans totaled $47.4 million at December 31, 2009, compared to $41.4 million at September 30, 2009.  All TDRs that have not been performing under the new terms for 12 consecutive months and non-accrual loans are considered to be impaired loans.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered.  The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and extending the maturity date of the loan.  TDRs are not reported as non-performing loans, unless the restructured loans are more than 90 days delinquent.  At December 31, 2009, the balance of TDRs included in the impaired loan balance at December 31, 2009 was $15.2 million, of which 93%, or $14.3 million, were originated loans.  Of the $15.2 million, $623 thousand was greater than 90 days delinquent and was included in the non-performing loan balance at December 31, 2009.  Loans are removed from the TDR classification after 12 consecutive months of satisfactory repayment performance under the new loan terms.

Classified assets
In accordance with our asset classification policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  The following table sets forth the balance of assets, less specific valuation allowances, classified as special mention, substandard, or doubtful at December 31, 2009.  Purchased loans and purchased REO represent loans purchased from nationwide lenders.

	Special Mention		Substandard		Doubtful
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Real Estate Loans:
One- to four-family:
Originated	57	$9,546	131	$15,068	--	$--
Purchased	1	262	70	18,691	--	--
Multi-family and commercial	1	8,167	--	--	--	--
Construction	--	--	--	--	--	--
Consumer and Other Loans:
Home equity	6	71	38	836	--	--
Other	--	--	8	51	--	--
Total loans	65	18,046	247	34,646	--	--

REO:
Originated	--	--	55	4,727	--	--
Purchased	--	--	9	1,911	--	--
Total REO	--	--	64	6,638	--	--

Trust preferred securities	--	--	1	2,408	--	--

Total classified assets	65	$18,046	312	$43,692	--	$--

Allowance for loan losses
The following table presents the Company’s activity for the ALLL and related ratios at the dates and for the periods indicated.  Charge-offs represent losses on loans transferred to REO and losses on short sales.  Recoveries represent amounts recovered after a loan has been charged-off.  Once a loan enters REO, any future write downs or recoveries are reported in REO operations in other expenses on the consolidated statement of income; therefore, recoveries of charge-offs are rare.
	For the Three Months Ended
	December 31,	September 30,	December 31,
	2009	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$10,150	$10,242	$5,791
Charge-offs:
One- to four-family loans--originated	39	169	10
One- to four-family loans--purchased	856	540	182
Multi-family and commercial loans	--	--	--
Construction	--	--	--
Home equity	23	1	--
Other loans	5	5	11
Total charge-offs	923	715	203
Recoveries	--	--	--
Net charge-offs	923	715	203
ALLL on loans in the loan swap transaction	(135)	--	--
Provision for loan losses	3,115	623	549
Balance at end of period	$12,207	$10,150	$6,137

Ratio of net charge-offs during the period to
average loans outstanding during the period (1)	0.02%	0.01%	--%

Ratio of net charge-offs during the period to
average non-performing assets	2.39%	1.97%	0.95%

ALLL to non-performing loans	37.59%	32.83%	31.91%

ALLL to loans receivable, net	0.23%	0.18%	0.11%

(1) Ratio for December 31, 2008 calculates to be less than .01%.

Historically, non-performing loans have been a negligible percentage of our total loan portfolio and, as a result, the ratio of the ALLL to non-performing loans was higher than in current periods and did not serve as a reasonable measure of the adequacy of our ALLL.  The ratio of the ALLL to non-performing loans, absent other factors, is not necessarily an indication of the adequacy of our ALLL since there is generally not a direct relationship between changes in various asset quality ratios and changes in the ALLL and non-performing loans.

Provisions for loan losses are charged to income in order to maintain the ALLL at a level management considers adequate to absorb known and inherent losses in the loan portfolio.  Our ALLL methodology considers a number of quantitative and qualitative factors, including the trend and composition of our delinquent and non-performing loans, results of foreclosed property and short sale transactions, and the status and trends of the local and national economies and housing markets.  The amount of the ALLL is based on estimates, and the ultimate losses may vary from such estimates as more information becomes available or conditions change.  See “Critical Accounting Policies – Allowance for Loan Losses.”  The $3.1 million provision for loan loss recorded in the current quarter primarily reflects increases in the level of certain qualitative factors in our general valuation allowance model.  Despite the current economic operating environment and some deterioration in our portfolio, particularly the purchased loan portfolio, our credit quality continued to compare favorably to the industry and our peers.  Although management believes the ALLL is established and maintained at adequate levels, additions may be necessary if economic conditions fail to improve or if other conditions differ substantially from the current operating environment.

Historically, our charge-offs have been low due to our low level of non-performing loans and the amount of underlying equity in the properties collateralizing one- to four-family loans.  The increase in non-performing purchased loans and the decline in real estate and housing markets have begun to result in higher charge-offs, particularly with purchased loans.  However, the overall amount of charge-offs has not been significant because of our underwriting standards and the relative economic stability of the geographic areas in which the Bank originates loans.  A deterioration in economic conditions in these areas, or continued or increased deterioration in other areas where the property securing our purchased loans are located, could, however, lead to an increase in charge-offs.

The following table presents the Company’s allocation of the ALLL to each respective loan category at December 31, 2009 and September 30, 2009.

	At				At
	December 31, 2009				September 30, 2009
	Amount of	% of ALLL	Total	% of Loans	Amount of	% of ALLL	Total	% of Loans
	ALLL	to Total ALLL	Loans	to Total Loans	ALLL	to Total ALLL	Loans	to Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$4,715	38.6%	$4,477,284	82.0%	$3,604	35.5%	$4,625,065	81.9%
Purchased	6,814	55.8	678,489	12.4	5,972	58.8	696,870	12.3
Multi-family and commercial	327	2.7	71,395	1.3	227	2.2	80,493	1.4
Construction	20	0.2	33,403	0.6	22	0.2	39,535	0.7
Home equity	283	2.3	193,987	3.5	268	2.7	195,557	3.5
Other	48	0.4	9,186	0.2	57	0.6	9,430	0.2
	$12,207	100.0%	$5,463,744	100.0%	$10,150	100.0%	$5,646,950	100.0%

Securities.  The following table presents the distribution of our MBS and investment securities portfolios, at amortized cost, at the dates indicated.  Overall, fixed-rate securities comprised 63% of these portfolios at December 31, 2009.  The weighted average life (“WAL”) is the estimated remaining maturity after historical prepayment speeds and projected call option assumptions have been applied.  The increase in the WAL between September 30, 2009 and December 31, 2009 was due primarily to an increase in the WAL of the MBS portfolio, due to a slowdown in projected prepayment speeds.  The decrease in the yield between September 30, 2009 and December 31, 2009 was primarily a result of prepayments of MBS with yields higher than that of the MBS portfolio.

	December 31, 2009			September 30, 2009			December 31, 2008
	Amortized Cost	WAL	Yield	Amortized Cost	WAL	Yield	Amortized Cost	WAL	Yield
	(Dollars in thousands)
Fixed-rate securities:
U.S. government-sponsored enterprises	$576,698	1.22	1.94%	$404,137	0.86	1.74%	$45,036	0.24	3.22%
MBS	923,500	3.62	4.81	976,895	3.37	4.81	1,164,744	5.08	4.88
Municipal bonds	71,982	3.47	3.00	73,194	3.53	3.01	58,806	4.17	3.41
Total fixed-rate securities	1,572,180	2.73	3.67	1,454,226	2.68	3.87	1,268,586	4.87	4.75

Adjustable-rate securities:
MBS	904,331	6.61	3.86	960,718	6.00	4.02	986,908	6.68	4.75
Trust preferred securities	3,762	27.47	1.92	3,774	27.73	1.96	3,842	28.48	3.66
Total adjustable-rate securities	908,093	6.72	3.86	964,492	6.11	4.01	990,750	6.79	4.75
Total investment portfolio, at cost	$2,480,273	4.19	3.74%	$2,418,718	4.05	3.92%	$2,259,336	5.71	4.75%

The following table sets forth the composition of our MBS and investment securities portfolio at the dates indicated. Our investment securities portfolio at December 31, 2009 did not contain securities of any issuer with an aggregate book value in excess of 10% of our stockholders’ equity, excluding those issued or sponsored by the U.S. government.

	December 31, 2009			September 30, 2009			December 31, 2008
	Carrying	% of	Fair	Carrying	% of	Fair	Carrying	% of	Fair
	Value	Total	Value	Value	Total	Value	Value	Total	Value
	(Dollars in thousands)
AFS securities:
MBS	$1,305,096	84.7%	$1,305,096	$1,389,211	85.5%	$1,389,211	$1,466,761	96.7%	$1,466,761
U.S. government-sponsored enterprises	228,840	14.9	228,840	229,875	14.2	229,875	45,196	3.0	45,196
Trust preferred securities	2,408	0.2	2,408	2,110	0.1	2,110	1,919	0.1	1,919
Municipal bonds	2,753	0.2	2,753	2,799	0.2	2,799	2,726	0.2	2,726
Total AFS securities	1,539,097	100.0%	1,539,097	1,623,995	100.0%	1,623,995	1,516,602	100.0%	1,516,602

HTM securities:
MBS	572,873	57.8%	594,365	603,256	71.0%	627,829	709,541	92.7%	720,442
U.S. government-sponsored enterprises	348,623	35.2	348,240	175,394	20.7	175,929	--	--	--
Municipal bonds	69,319	7.0	71,112	70,526	8.3	73,000	56,124	7.3	57,273
Total HTM securities	990,815	100.0%	1,013,717	849,176	100.0%	876,758	765,665	100.0%	777,715

	$2,529,912		$2,552,814	$2,473,171		$2,500,753	$2,282,267		$2,294,317

Mortgage-Backed Securities

The balance of MBS, which primarily consists of securities of U.S. government-sponsored enterprises, decreased $114.5 million from $1.99 billion at September 30, 2009 to $1.88 billion at December 31, 2009.  The decrease in the balance was a result of some cash flows from the MBS portfolio being reinvested into investment securities.

During the quarter, MBS with a fair value of $192.7 million were received in conjunction with the loan swap transaction.  As previously discussed, the related MBS were sold for a $6.5 million gain.  The proceeds from the sale were primarily used to purchase investment securities with terms shorter than that of the mortgage loans that were swapped.  The loan swap transaction was primarily undertaken for interest rate risk management purposes.

The following table provides a summary of the activity in our portfolio of MBS for the periods presented.  The yields and WAL for purchases are presented as recorded at the time of purchase.  The yields for the beginning and ending balances are as of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented.  The weighted average yield of the MBS portfolio decreased between December 31, 2009 and September 30, 2009 due primarily to the maturity and repayment of securities with higher yields than the overall portfolio and adjustable-rate MBS resetting to lower coupons due to a decline in related indices.  The beginning and ending WAL is the estimated remaining maturity after projected prepayment speeds have been applied.  The increase in the WAL at December 31, 2009 compared to September 30, 2009 was due to a slowdown in projected prepayment speeds due to an increase in mortgage interest rates.

	For the Three Months Ended
	December 31, 2009			September 30, 2009			June 30, 2009			March 31, 2009
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance	$ 1,992,467	4.42%	4.67	$ 2,100,998	4.59%	4.55	$ 2,204,369	4.72%	5.55	$ 2,176,302	4.82%	5.81
Maturities and repayments	(112,380)			(142,182)			(155,168)			(107,388)
Sale of securities, net of gains	(192,690)
Net amortization of premiums/(discounts)	(392)			(366)			(189)			46
Purchases:
Fixed	2,990	4.10	7.48	18,539	2.80	3.03	3,217	4.34	8.49	--	--	--
Adjustable	--	--	--	--	--	--	50,983	2.83	3.58	118,469	2.68	1.90
Fair value of securities received in loan swap transaction	192,690
Change in valuation on AFS securities	(4,716)			15,478			(2,214)			16,940
Ending balance	$ 1,877,969	4.34%	5.09	$ 1,992,467	4.42%	4.67	$ 2,100,998	4.59%	4.55	$ 2,204,369	4.72%	5.55

Investment Securities

Investment securities, which consist primarily of U.S. government-sponsored enterprise debt securities (primarily issued by Federal National Mortgage Association (“FNMA”), FHLMC, or FHLB) and municipal investments, increased $171.2 million from $480.7 million at September 30, 2009 to $651.9 million at December 31, 2009.  The increase in the balance was a result of purchases of $173.4 million of investment securities.

The following tables provide a summary of the activity of investment securities for the periods presented.  The yields for the beginning and ending balances are as of the first and last days of the periods presented.  The increase in the yield at December 31, 2009 compared to September 30, 2009 was a result of purchases of securities with yields higher than the overall portfolio yield.  The beginning and ending WAL represent the estimated remaining maturity of the securities after projected call dates have been considered, based upon market rates at each date presented.  The WAL at December 31, 2009 increased slightly from September 30, 2009 due to an increase in interest rates, which extended the WAL.

	For the Three Months Ended
	December 31, 2009			September 30, 2009			June 30, 2009			March 31, 2009
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance	$ 480,704	1.93%	1.53	$ 322,166	1.84%	2.02	$ 214,410	2.16%	2.32	$ 105,965	3.34%	3.64
Maturities and calls	(1,033)			(25,128)			(25,036)			(22,168)
Net amortization of premiums/discounts	(1,061)			(901)			(685)			(329)
Purchases:
Fixed	173,431	2.39	1.25	183,391	1.95	2.17	133,047	1.41	1.10	131,229	1.62	1.04
Adjustable	--	--	--	--	--	--	--	--	--	--	--	--
Change in valuation of AFS securities	(98)			1,176			430			(287)
Ending balance	$ 651,943	2.05%	1.65	$ 480,704	1.93%	1.53	$ 322,166	1.84%	2.02	$ 214,410	2.16%	2.32

Liabilities.   Total liabilities remained relatively unchanged from $7.46 billion at September 30, 2009 to $7.43 billion at December 31, 2009.

Deposits

The following table presents the amount, average rate and percentage of total deposits for checking, savings, money market and certificates for the periods presented.

	At			At			At			At
	December 31, 2009			September 30, 2009			June 30, 2009			March 31, 2009
		Average	% of		Average	% of		Average	% of		Average	% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Checking	$491,619	0.13%	11.7%	$439,975	0.17%	10.4%	$446,431	0.21%	10.7%	$448,086	0.21%	10.9%
Savings	225,383	0.56	5.3	226,396	0.66	5.4	230,161	0.72	5.5	229,905	0.72	5.6
Money market	888,131	0.73	21.0	848,157	0.82	20.1	841,522	0.88	20.2	826,488	1.04	20.1
Certificates	2,622,119	2.83	62.0	2,714,081	3.09	64.1	2,657,137	3.30	63.6	2,612,035	3.45	63.4
Total deposits	$4,227,252	1.95%	100.0%	$4,228,609	2.20%	100.0%	$4,175,251	2.34%	100.0%	$4,116,514	2.46%	100.0%

At December 31, 2009, there were no brokered deposits, as they all matured during the quarter, compared to $71.5 million in brokered deposits at September 30, 2009.  Management regularly considers brokered deposits as a source of funding, but does not currently consider the cost of this funding source to be balanced with investment opportunities.  As of December 31, 2009, $100.1 million in certificates were public unit deposits, compared to $91.5 million in public unit deposits at September 30, 2009.  Management will continue to monitor the wholesale deposit market for attractive opportunities.

The following tables set forth maturity information for our certificate of deposit portfolio at December 31, 2009.

	Amount Due
		More than	More than			Percent of
	Less than	1 year to	2 to 3	More than		Total
	1 year	2 years	years	3 years	Total	Certificates
	(Dollars in thousands)

0.00 – 0.99%	$97,266	$9	$40	$--	$97,315	3.7%
1.00 – 1.99%	343,623	149,140	764	--	493,527	18.8
2.00 – 2.99%	575,138	212,376	51,884	65,804	905,202	34.5
3.00 – 3.99%	136,555	285,942	169,137	93,093	684,727	26.1
4.00 – 4.99%	135,573	122,784	20,654	3,340	282,351	10.8
5.00 – 5.99%	157,429	612	--	--	158,041	6.0
6.00 – 6.99%	956	--	--	--	956	0.1
	$1,446,540	$770,863	$242,479	$162,237	$2,622,119	100.0%

Total average maturity (in years)		1.11

	Maturity
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)

Certificates of deposit less than $100,000	$288,552	$297,159	$430,530	$879,674	$1,895,915
Certificates of deposit of $100,000 or more	166,802	116,532	146,965	295,905	726,204
Total certificates of deposit	$455,354	$413,691	$577,495	$1,175,579	$2,622,119

Borrowings

The following table presents the maturity of FHLB advances, at par, and repurchase agreements as of December 31, 2009.  The balance of FHLB advances excludes the deferred gain on the terminated interest rate swaps and the deferred prepayment penalty.  Management will continue to monitor the Bank’s investment opportunities and balance those opportunities with the cost of FHLB advances or other funding sources.

			Weighted	Weighted
	FHLB	Repurchase	Average	Average
Maturity by	Advances	Agreements	Contractual	Effective
Fiscal year	Amount	Amount	Rate	Rate (1)
	(Dollars in thousands)
2010	$350,000	$45,000	4.33%	4.33%
2011	276,000	200,000	4.42	4.42
2012	350,000	150,000	3.67	3.67
2013	525,000	145,000	3.74	4.00
2014	450,000	100,000	3.33	3.96
2015	200,000	20,000	3.50	4.16
2016	275,000	--	3.86	4.39
	$2,426,000	$660,000	3.83%	4.09%

(1) The effective rate includes the net impact of the amortization of deferred prepayment penalties related to the prepayment of certain FHLB advances and deferred gains related to the termination of interest rate swaps during fiscal year 2008.

The following table presents the maturity of FHLB advances and repurchase agreements for the next four quarters as of December 31, 2009.

		Weighted
		Average
Maturity by		Contractual
Quarter End	Amount	Rate
(Dollars in thousands)
March 31, 2010	$--	--%
June 30, 2010	100,000	3.94
September 30, 2010	295,000	4.46
December 31, 2010	300,000	4.55
	$695,000	4.42%

The following table sets forth certain information relating to each category of borrowings for which the average short-term balance outstanding during the period was more than 30% of stockholders’ equity at the end of the period.  The maximum balance, average balance, and weighted average interest rate during the period reflect all borrowings that were scheduled to mature within one year at any month-end during the period.  For the period ended December 31, 2009, the repurchase agreements scheduled to mature within one year did not exceed 30% of stockholders’ equity.  For the other periods presented, there were no repurchase agreements scheduled to mature within one year.

	At or for the Quarter
	Ended December 31,	At or for the Year September 30,
	2009	2009	2008
	(Dollars in thousands)
FHLB Advances:
Balance at period end	$550,000	$350,000	$620,000
Maximum balance outstanding at any month-
end during period	550,000	795,000	925,000
Average balance	450,000	396,250	742,500
Weighted average interest rate during the period	4.49%	4.54%	4.31%
Weighted average interest rate at end of period	4.57%	4.49%	4.27%

Stockholders’ Equity.  Stockholders’ equity remained relatively flat from $941.3 million at September 30, 2009 to $942.0 million at December 31, 2009.  During the quarter, $16.7 million of dividends, or $0.79 per public share, were paid to stockholders, which included $6.1 million, or $0.29 per public share, related to the special dividend paid in December 2009.

As of December 31, 2009, we had 54,590 shares remaining to be purchased under the existing stock repurchase plan.  Subsequent to December 31, 2009, the remaining 54,590 shares were repurchased by the Company at an average price of $31.64. The board of directors approved a new stock purchase plan on January 26, 2010.  Under the new plan, the Company intends to repurchase up to 250,000 shares from time to time, depending on market conditions, at prevailing market prices in open-market and other transactions. The shares would be held as treasury stock for general corporate use.  The plan has no expiration date.

Dividends from the Company are the only source of funds for MHC.  It is expected that MHC will waive future dividends except to the extent they are needed to fund its continuing operations.  The following table shows the number of shares eligible to receive dividends (“public shares”) because of the waiver of dividends by MHC at December 31, 2009.  The unvested shares in the ESOP receive cash equal to the dividends paid on the public shares.  The cash received is used to repay the annual debt obligation on the loan taken out by the ESOP from the Company at the time of the mutual-to-stock conversion of the Bank to purchase shares for the ESOP.  These shares are held in trust for a future employee benefit, and are therefore excluded from the calculation of public shares.

Total voting shares outstanding at September 30, 2009	74,099,355
Treasury stock acquisitions	(75,778)
RRP grants	--
Options exercised	--
Total voting shares outstanding at December 31, 2009	74,023,577
Unvested shares in ESOP	(806,556)
Shares held by MHC	(52,192,817)
Total public shares at December 31, 2009	21,024,204

The following table presents quarterly dividends paid in calendar years 2010, 2009, and 2008.  The dollar amounts represent dividends paid during the quarter.  The actual amount of dividends to be paid during the quarter ending March 31, 2010, as approved by the board of directors on January 26, 2010, will be based upon the number of shares referenced in the table as “dividend shares,” outstanding on the record date of February 5, 2010.  All dividend shares outstanding presented in the table below, except for the quarter ending March 31, 2010, are as of the date of record per the dividend declaration.  For the purposes of the table below, the number of dividend shares for the quarter ending March 31, 2010 is based upon shares outstanding on January 25, 2010.  This does not represent the actual dividend payout, but rather management’s estimate of the number of shares eligible to receive the dividend and the total dividend payout as of February 19, 2010.

	Calendar Year
	2010	2009	2008
	(Dollars in thousands, except per share amounts)
Quarter ended March 31
Number of dividend shares	21,472,314	20,874,269	20,660,510
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,736	$10,437	$10,330
Quarter ended June 30
Number of dividend shares		20,892,544	20,661,660
Dividend per share		$0.50	$0.50
Total dividends paid		$10,446	$10,331
Quarter ended September 30
Number of dividend shares		20,897,844	20,668,519
Dividend per share		$0.50	$0.50
Total dividends paid		$10,448	$10,334
Quarter ended December 31
Number of dividend shares		21,099,982	20,881,157
Dividend per share		$0.50	$0.50
Total dividends paid		$10,551	$10,441
Special year end dividend
Number of dividend shares		21,099,982	20,881,157
Dividend per share		$0.29	$0.11
Total dividends paid		$6,119	$2,297

Calendar year-to-date dividends per share	$0.50	$2.29	$2.11

Operating Results

The following table presents selected income statement information and financial ratios for the quarters indicated.

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2009	2009	2009	2009	2008
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Loans receivable	$74,526	$74,875	$76,745	$77,446	$76,716
MBS	20,754	22,225	24,211	25,088	26,402
Investment securities	2,559	1,973	1,279	955	1,326
Other interest and dividend income	1,048	1,027	843	846	829
Total interest and dividend income	98,887	100,100	103,078	104,335	105,273

Interest expense:
FHLB advances	24,819	25,046	25,307	26,653	29,545
Deposits	22,105	24,270	24,705	24,711	26,785
Other borrowings	7,109	7,144	7,144	7,109	7,725
Total interest expense	54,033	56,460	57,156	58,473	64,055

Provision for loan losses	3,115	623	3,112	2,107	549

Net interest and dividend income
(after provision for loan losses)	41,739	43,017	42,810	43,755	40,669

Other income	13,131	6,745	8,232	6,936	6,642
Other expenses	22,749	22,989	26,411	21,995	22,187
Income tax expense	11,141	9,935	9,155	10,564	9,272
Net income	$20,980	$16,838	$15,476	$18,132	$15,852

Efficiency ratio	39.23%	45.63%	48.77%	41.66%	46.36%

Basic EPS	$0.29	$0.23	$0.21	$0.25	$0.22
Diluted EPS	0.29	0.23	0.21	0.25	0.22
Dividends declared per public share	0.79	0.50	0.50	0.50	0.61

Operating Results for the Three Months Ended December 31, 2009 and 2008.  Net income for the quarter ended December 31, 2009 was $21.0 million compared to $15.9 million for the same period in the prior fiscal year.  The $5.1 million increase in net income between periods was primarily a result of a decrease in interest expense of $10.1 million and an increase in other income of $6.5 million, partially offset by a decrease in interest income of $6.4 million, an increase in the provision for loan losses of $2.6 million and an increase in income tax expense of $1.8 million.

Interest and Dividend Income
Total interest and dividend income for the current quarter was $98.9 million compared to $105.3 million for the prior year quarter.  The $6.4 million decrease was primarily a result of decreases in interest income on MBS of $5.6 million and loans receivable of $2.2 million, partially offset by an increase in interest income on investment securities of $1.2 million.

Interest income on loans receivable for the current quarter was $74.5 million compared to $76.7 million for the prior year quarter.  The $2.2 million decrease in interest income was primarily a result of a decrease of 29 basis points in the weighted average yield to 5.37% for the current quarter, partially offset by a $131.7 million increase in the average balance of the portfolio.  The decrease in the weighted average yield was due to purchases and originations at market rates which were lower than the existing portfolio, a significant amount of loan modifications and refinances between periods, partially offset by an increase in deferred fee amortization as a result of prepayments, modifications, and refinances.  The increase in the average balance was due to originations and loan purchases between periods.

Interest income on MBS for the current quarter was $20.8 million compared to $26.4 million for the prior year quarter.  The $5.6 million decrease was a result of a $313.3 million decrease in the average balance and a decrease of 40 basis points in the weighted average yield to 4.40% for the current quarter.  The decrease in the average balance of the portfolio was due to principal repayments which were not replaced.  The weighted average yield decreased between the two periods due to an increase of prepayments on MBS with yields higher than the existing portfolio and, to a lesser extent, purchases of MBS at a lower average yield than the existing portfolio between the two periods, and adjustable-rate securities repricing to lower market rates.

Interest income on investment securities for the current quarter was $2.6 million compared to $1.3 million for the prior year quarter.  The $1.3 million increase was primarily a result of a $388.6 million increase in the average balance, partially offset by a decrease in the average yield of 194 basis points to 1.95% for the current quarter.  The average balance increased due to the purchase of $621.1 million of investment securities between periods, partially offset by calls and maturities of $73.4 million.  The average yield decreased due to purchases at yields lower than the overall portfolio yield.

Interest Expense
Interest expense decreased $10.1 million to $54.0 million for the current quarter from $64.1 million for the prior year quarter.  The decrease in interest expense was primarily due to a decrease of $4.7 million in interest expense on both FHLB advances and deposits.

Interest expense on FHLB advances for the current quarter was $24.8 million compared to $29.5 million for the prior year quarter.  The $4.7 million decrease in interest expense on FHLB advances was a result of the refinance of $875.0 million of FHLB advances during the second and third quarters of fiscal year 2009 and, to a lesser extent, a decrease in the average balance of $84.8 million due to maturing advances that were not renewed.

Interest expense on deposits for the current quarter was $22.1 million compared to $26.8 million for the prior year quarter.  The $4.7 million decrease in interest expense on deposits was due to a decrease in the rates on the entire deposit portfolio, primarily the certificates of deposit and money market portfolios, due to the portfolios repricing to lower market rates.  The average rate paid on the deposit portfolio decreased 64 basis points between the two periods, from 2.59% at December 31, 2008 to 1.95% at December 31, 2009. The decrease in interest expense was partially offset by a $322.8 million increase in the average balance of the deposit portfolio, particularly the certificate of deposit and money market portfolios.

Provision for Loan Losses
The Bank recorded a provision for loan losses of $3.1 million during the current quarter, compared to a provision of $549 thousand in the quarter ended December 31, 2008.  The $3.1 million provision for loan losses primarily reflects increases in the level of certain qualitative factors in our general valuation allowance model to account for lingering negative economic conditions.  See additional discussion regarding the provision for loan losses in the sections entitled “Critical Accounting Policies – Allowance for Loan Losses” and “Asset Quality – Loans and REO.”

Other Income and Expense
Total other income was $13.1 million for the current quarter compared to $6.6 million for the prior year quarter.  The $6.5 million increase was due primarily to a gain on the sale of trading MBS of $6.5 million.  As previously discussed, the trading MBS were acquired in conjunction with the loan swap transaction during the current quarter.

Total other expenses for the current quarter were $22.7 million for the current quarter, compared to $22.2 million in the prior quarter.  The slight increase was due primarily to an increase in federal insurance premium of $1.6 million, partially offset by a decrease in other expense, net of $864 thousand as a result of mortgage servicing activity and net REO operations.  The increase in federal insurance premium was a result of an increase in the regular quarterly deposit insurance premiums

Income Tax Expense
Income tax expense for the current quarter was $11.1 million compared to $9.3 million for the prior year quarter.  The $1.8 million increase was due to an increase in earnings between periods, partially offset by a decrease in the effective tax rate between periods.  The effective tax rate for the quarter ended December 31, 2009 was 34.7%, compared to 36.9% for the prior year quarter.  The difference in the effective tax rate between periods was primarily a result of a decrease in nondeductible expenses associated with the ESOP and a reduction of unrecognized tax benefits due to the lapse of the statute of limitations during the current quarter.

Average Balance Sheet

Net interest income represents the difference between interest income earned on interest-earning assets, such as mortgage loans, investment securities, and MBS, and interest paid on interest-bearing liabilities, such as deposits, FHLB advances, and other borrowings.  Net interest income depends on the balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.  The following table presents the average balances of our assets, liabilities and stockholders’ equity and the related annualized yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated and the yield/rate on our interest-earning assets and interest-bearing liabilities at December 31, 2009.  Average yields are derived by dividing annualized income by the average balance of the related assets and average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances, except for other noninterest-earning assets, other noninterest-earning liabilities and stockholders’ equity which were calculated based on month-end balances.  The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates. Yields on tax-exempt securities were not calculated on a tax-equivalent basis.

	At	For the Three Months Ended
	December 31, 2009	December 31, 2009			December 31, 2008
		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets:		(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	5.34%	$ 5,550,883	$ 74,526	5.37%	$ 5,419,179	$ 76,716	5.66%
MBS (2)	4.34	1,888,230	20,754	4.40	2,201,531	26,402	4.80
Investment securities (2) (3)	2.05	524,854	2,559	1.95	136,295	1,326	3.89
Capital stock of FHLB	2.98	133,075	1,001	2.98	124,958	780	2.48
Cash and cash equivalents	0.23	80,391	47	0.23	33,025	49	0.58
Total interest-earning assets	4.76	8,177,433	98,887	4.84	7,914,988	105,273	5.32
Other noninterest-earning assets		225,321			161,092
Total assets		$ 8,402,754			$ 8,076,080

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings	0.56%	$ 225,837	$ 361	0.63%	$ 229,540	$ 618	1.07%
Checking	0.13	447,055	176	0.16	405,787	211	0.21
Money market	0.73	867,233	1,740	0.80	775,386	2,553	1.31
Certificates	2.83	2,667,141	19,828	2.95	2,473,763	23,403	3.75
Total deposits	1.95	4,207,266	22,105	2.09	3,884,476	26,785	2.73
FHLB advances (4)	4.13	2,393,134	24,819	4.11	2,477,961	29,545	4.72
Other borrowings	3.90	713,609	7,109	3.90	713,585	7,725	4.24
Total borrowings	4.08	3,106,743	31,928	4.06	3,191,546	37,270	4.61
Total interest-bearing liabilities	2.85	7,314,009	54,033	2.93	7,076,022	64,055	3.58
Other noninterest-bearing liabilities		137,057			121,970
Stockholders' equity		951,688			878,088
Total liabilities and stockholders' equity		$ 8,402,754			$ 8,076,080
(Continued)

Net interest rate spread	1.91%		1.91%		1.74%
Net interest-earning assets		$ 863,424		$ 838,966
Net interest margin			2.19		2.08
Ratio of interest-earning assets
to interest-bearing liabilities			1.12		1.12

Selected Performance Ratios:
Return on average assets (annualized)			1.00%		0.79%
Return on average equity (annualized)			8.82		7.22
Average equity to average assets			11.33		10.87

(Concluded)

(1) Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds.  Non-accruing loans are included in the loans receivable average balance with a yield of zero percent. Balances include LHFS.

(2) MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3) The average balance of investment securities includes an average balance of nontaxable securities of $71.6 million and $57.5 million for the periods ended December 31, 2009 and December 31, 2008, respectively.

(4) FHLB advances are stated net of deferred gains and deferred prepayment penalties. The rate at December 31, 2009 is the effective rate.

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended December 31, 2009 to the quarter ended December 31, 2008.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended December 31,
	2009 vs. 2008
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,810	$(4,000)	$(2,190)
MBS	(3,562)	(2,086)	(5,648)
Investment securities	2,174	(941)	1,233
Capital stock of FHLB	53	167	220
Cash equivalents	40	(41)	(1)
Total interest-earning assets	$515	$(6,901)	$(6,386)

Interest-bearing liabilities:
Savings	$(10)	$(252)	$(262)
Checking	20	(55)	(35)
Money market	271	(1,086)	(815)
Certificates	1,697	(5,265)	(3,568)
FHLB advances	(538)	(4,188)	(4,726)
Other borrowings	--	(616)	(616)
Total interest-bearing liabilities	$1,440	$(11,462)	$(10,022)

Net change in net interest and dividend income	$(925)	$4,561	$3,636

Operating Results for the Three Months Ended December 31, 2009 and September 30, 2009.  For the quarter ended December 31, 2009, the Company recognized net income of $21.0 million, compared to net income of $16.8 million for the quarter ended September 30, 2009.  The $4.2 million increase in net income between periods was primarily due to an increase in other income of $6.4 million due to the gain on sale of securities acquired in the loan swap transaction, partially offset by an increase in the provision for loan losses of $2.5 million.  The net interest margin increased six basis points during the quarter ended December 31, 2009 as a result of a decrease in interest expense, primarily on certificates of deposit.

Interest and Dividend Income
Total interest and dividend income for the current quarter was $98.9 million compared to $100.1 million for the quarter ended September 30, 2009.  The decrease of $1.2 million was primarily a result of decreases in interest income on MBS of $1.5 million and loans receivable of $349 thousand, partially offset by an increase in interest income on investment securities of $586 thousand.

Interest income on loans receivable for the current quarter was $74.5 million compared to $74.9 million for the quarter ended September 30, 2009.  The $349 thousand decrease in interest income was due to a $29.9 million decrease in the average balance of the portfolio as a result of the loan swap transaction.

Interest income on MBS for the current quarter was $20.8 million compared to $22.2 million for the quarter ended September 30, 2009.  The $1.4 million decrease was primarily a result of a $117.7 million decrease in the average balance of the portfolio due to principal repayments which were not replaced.

Interest income on investment securities for the current quarter was $2.6 million compared to $2.0 million for the quarter ended September 30, 2009.  The $586 thousand increase was primarily a result of a $116.7 million increase in the average balance.  The average balance increased due to the purchase of $173.4 million of investment securities during the current quarter.  The funds for the purchases came primarily from the sale of the trading MBS acquired through the loan swap transaction.

Interest Expense
Interest expense decreased $2.5 million to $54.0 million for the current quarter from $56.5 million for the quarter ended September 30, 2009.  The decrease was due to a decrease in interest expense on deposits of $2.2 million, and, to a lesser extent, a decrease in interest on FHLB advances of $227 thousand.  The decrease in interest expense on deposits related primarily to a 25 basis point decrease in the weighted average rate of the certificate of deposit portfolio due to $71.5 million of brokered deposits maturing with weighted average rate of 5.20%.  The decrease in interest expense on FHLB advances was primarily due to not replacing a $20.0 million advance that matured in late September 2009.

Provision for Loan Losses
The Bank recorded a provision for loan losses of $3.1 million during the current quarter, compared to a provision of $623 thousand in the quarter ended September 30, 2009.  The $3.1 million provision for loan loss recorded in the current quarter primarily reflects increases in the level of certain qualitative factors in our general valuation allowance model to account for lingering negative economic conditions.  See additional discussion regarding the provision for loan losses in the sections entitled “Critical Accounting Policies – Allowance for Loan Losses” and “Asset Quality – Loans and REO.”

Other Income and Expense
Total other income was $13.1 million for the current quarter compared to $6.7 million for the quarter ended September 30, 2009.  The $6.4 million increase was due primarily to a gain on the sale of trading MBS in conjunction with the loan swap transaction.

Total other expenses for the current quarter were $22.7 million for the current quarter, compared to $23.0 million in the prior quarter.  The slight decrease was primarily related to a decrease in the cost of employee benefits and a decrease in other expenses, net.

Income Tax Expense
Income tax expense for the current quarter was $11.1 million compared to $9.9 million for the quarter ended September 30, 2009.  The $1.2 million increase was due to an increase in earnings between periods, partially offset by a decrease in the effective tax rate.  The effective tax rate for the quarter ended December 31, 2009 was 34.7%, compared to 37.1% for the quarter ended September 30, 2009.  The difference in the effective tax rate between periods was primarily a result of a decrease in nondeductible expenses associated with the ESOP and a reduction of unrecognized tax benefits due to the lapse of statute of limitations during the current quarter.

Average Balance Sheet

As mentioned above, average yields are derived by dividing annualized income by the average balance of the related assets and average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances, except for other noninterest-earning assets, other noninterest-earning liabilities and stockholders’ equity which were calculated based on month-end balances.  The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates. Yields on tax-exempt securities were not calculated on a tax-equivalent basis.

	For the Three Months Ended
	December 31, 2009			September 30, 2009
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,550,883	$74,526	5.37%	$5,580,785	$74,875	5.36%
MBS (2)	1,888,230	20,754	4.40	2,005,892	22,225	4.43
Investment securities (2) (3)	524,854	2,559	1.95	408,176	1,973	1.93
Capital stock of FHLB	133,075	1,001	2.98	132,082	993	2.98
Cash and cash equivalents	80,391	47	0.23	59,825	34	0.23
Total interest-earning assets	8,177,433	98,887	4.84	8,186,760	100,100	4.89
Other noninterest-earning assets	225,321			192,638
Total assets	$8,402,754			$8,379,398

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings	$225,837	$361	0.63%	$227,667	$424	0.74%
Checking	447,055	176	0.16	436,863	227	0.21
Money market	867,233	1,740	0.80	845,703	1,873	0.88
Certificates	2,667,141	19,828	2.95	2,699,398	21,746	3.20
Total deposits	4,207,266	22,105	2.09	4,209,631	24,270	2.29
FHLB advances (4)	2,393,134	24,819	4.11	2,411,077	25,046	4.12
Other borrowings	713,609	7,109	3.90	713,609	7,144	3.92
Total borrowings	3,106,743	31,928	4.06	3,124,686	32,190	4.08
Total interest-bearing liabilities	7,314,009	54,033	2.93	7,334,317	56,460	3.05
Other noninterest-bearing liabilities	137,057			109,651
Stockholders' equity	951,688			935,430
Total liabilities and stockholders' equity	$8,402,754			$8,379,398

Net interest rate spread			1.91%			1.84%
Net interest-earning assets	$863,424			$852,443
Net interest margin			2.19			2.13
Ratio of interest-earning assets
to interest-bearing liabilities			1.12			1.12

Selected performance ratios:
Return on average assets (annualized)			1.00%			0.80%
Return on average equity (annualized)			8.82			7.20
Average equity to average assets			11.33			11.16

(1) Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds.  Non-accruing loans are included in the loans receivable average balance with a yield of zero percent. Balance includes mortgage LHFS.

(2) MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3) The average balance of investment securities includes an average balance of nontaxable securities of $71.6 million and $65.9 million for the periods ended December 31, 2009 and September 30, 2009, respectively.

(4) FHLB advances are stated net of deferred gains and deferred prepayment penalties.

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended December 31, 2009 to the quarter ended September 30, 2009.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended
	December 31, 2009 vs. September 30, 2009
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(415)	$66	$(349)
MBS	(1,310)	(161)	(1,471)
Investment securities	569	17	586
Capital stock of FHLB	9	(1)	8
Cash and cash equivalents	12	1	13
Total interest-earning assets	$(1,135)	$(78)	$(1,213)

Interest-bearing liabilities:
Savings	$(3)	$(61)	$(64)
Checking	5	(56)	(51)
Money market	46	(172)	(126)
Certificates	(255)	(1,669)	(1,924)
FHLB advances	(165)	(63)	(228)
Other borrowings	--	(34)	(34)
Total interest-bearing liabilities	$(372)	$(2,055)	$(2,427)

Net change in net interest and dividend income	$(763)	$1,977	$1,214

Liquidity and Capital Resources

Liquidity refers to our ability to generate sufficient cash to fund ongoing operations, to pay maturing certificates of deposit and other deposit withdrawals, and to fund loan commitments.  Liquidity management is both a daily and long-term function of our business management.  The Bank’s most available liquid assets are represented by cash and cash equivalents, AFS MBS and investment securities, and short-term investment securities.  The Bank’s primary sources of funds are deposits, FHLB advances, other borrowings, repayments on and maturities of outstanding loans and MBS, other short-term investments, and funds provided by operations.  The Bank’s borrowings primarily have been used to invest in U.S. government sponsored enterprise securities in an effort to safely improve the earnings of the Bank while maintaining capital ratios in excess of regulatory standards for well-capitalized financial institutions.  In addition, the Bank’s focus on managing risk has provided additional liquidity capacity by remaining below FHLB borrowing limits and by increasing the balance of MBS and investment securities available as collateral for borrowings.

While scheduled payments from the amortization of loans and MBS and payments on short-term investments are relatively predictable sources of funds, deposit flows, prepayments on loans and MBS, and calls of investment securities are greatly influenced by general interest rates, economic conditions and competition, and are less predictable sources of funds.  To the extent possible, the Bank manages the cash flows of its loan and deposit portfolios by the rates it offers customers.

At December 31, 2009, cash and cash equivalents totaled $105.1 million, an increase of $63.9 million from September 30, 2009.  The increase is related to proceeds from the sale of trading MBS received in the loan swap transaction that had not been fully reinvested at the end of the quarter.

During the first quarter of fiscal year 2010, loan originations and purchases, net of principal repayments was $18.2 million, compared to $138.1 million in the prior year quarter.  Loan originations and purchases were funded by cash flows from operations, as there were no additional borrowings during the quarter and deposits remained virtually unchanged.

During the first quarter of fiscal year 2010, the Bank received principal payments on MBS of $112.4 million and proceeds from the sale of trading MBS received in the loan swap transaction of $199.1 million.  These cash inflows were largely reinvested in investment securities, and used to fund loan purchases.  The investment securities purchased have terms shorter than that of the mortgage loans swapped.  If market rates were to rise, the short-term nature of these securities may allow management the opportunity to reinvest the maturing funds at a yield higher than current yields.

At December 31, 2009, $1.45 billion of the $2.62 billion in certificates of deposit were scheduled to mature within one year.  Included in the $1.45 billion are $100.1 million in public unit deposits, which have a weighted average maturity of less than one year.  The Bank has pledged securities with a fair value of $158.2 million as collateral for the public unit deposits.  The securities pledged as collateral for public unit deposits are held under joint custody receipt by the FHLB and generally will be released upon deposit maturity.  Based on our deposit retention experience and our pricing strategy, we anticipate the majority of the maturing retail deposits will renew, although no assurance can be given in this regard.  Management continuously monitors the wholesale deposit market for opportunities to obtain brokered and public unit deposits at attractive rates.

The Bank utilizes FHLB advances to provide funds for lending and investment activities.  FHLB lending guidelines set borrowing limits as part of their underwriting standards.  At December 31, 2009, the Bank’s ratio of the face amount of advances to total assets, as reported to the OTS, was 29%.  Our advances are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to FHLB.  Advances in excess of 40% of total assets, but not exceeding 55% of total assets, may be approved by the president of FHLB based upon a review of documentation supporting the use of the advances.  Currently, the blanket pledge is sufficient collateral for the FHLB advances.  It is possible that increases in our borrowings or decreases in our loan portfolio could require the Bank to pledge securities as collateral on the FHLB advances.  The Bank’s policy allows borrowing from FHLB of up to 55% of total assets.  The Bank relies on the FHLB advances as a primary source of borrowings.  There were no new FHLB advances during the quarter.

The Bank has access to and utilizes other sources for liquidity, such as secondary market repurchase agreements, brokered deposits, and public unit deposits.  The Bank’s policy allows for repurchase agreements up to 15% of total assets, brokered deposits up to 15% of total deposits, and public unit deposits up to 10% of total deposits.  At December 31, 2009, $1.04 billion of securities were eligible but unused for collateral.  At December 31, 2009, the Bank had repurchase agreements of $660.0 million, or approximately 8% of total assets, and public unit deposits of $100.1 million, or 1% of total assets.  The Bank has pledged securities with an estimated fair value of $765.3 million as collateral for repurchase agreements.  At the maturity date, the securities pledged for the repurchase agreements will be delivered back to the Bank. There were no additional repurchase agreements during the quarter.  The Bank may enter into additional repurchase agreements as management deems appropriate.  The repurchase agreements are treated as secured borrowings and are reported as a liability of the Company on a consolidated basis.

In 2004, the Company issued $53.6 million in Debentures in connection with a trust preferred securities offering.  The Company received, net, $52.0 million from the issuance of the Debentures and an investment of $1.6 million in Capitol Federal Financial Trust I (the “Trust”).  The Company did not down-stream the proceeds to be used by the Bank for Tier 1 capital because the Bank already exceeded all regulatory requirements to be a well-capitalized institution.  Instead, the Company deposited the proceeds into certificate accounts at the Bank to be used to further the Company’s general corporate and capital management strategies which could include the payment of dividends.

During the first quarter of fiscal year 2010, the Company paid cash dividends of $16.7 million, or $0.79 per share.  The $0.79 per share consists of one quarterly dividend of $0.50 per share and a $0.29 special dividend per share related to fiscal year 2009 earnings per the Company’s dividend policy.  It is the board of directors’ intention to continue to pay regular quarterly dividends of $0.50 per share for the foreseeable future.  Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, the Bank’s regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, the amount of cash at the holding company and the continued waiver of dividends by MHC.  At December 31, 2009, Capitol Federal Financial, at the holding company level, had $107.9 million in cash and certificates of deposit at the Bank to be used to further the Company's general corporate and capital management strategies, which could include the payment of dividends.  See additional discussion regarding limitations and potential limitations on dividends in the section entitled “Regulation” in Part I, Item 1 and in Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  The Bank has received a waiver from the OTS to distribute capital from the Bank to the Company, not to exceed 100% of the Bank's net quarterly earnings, through June 30, 2010.  So long as the Bank continues to remain “well capitalized” after each capital distribution, operate in a safe and sound manner, provide the OTS with updated capital levels, and non-performing asset balances and ALLL information as requested, and comply with the interest rate risk management guidelines of the OTS, it is management’s belief that the Bank will continue to receive waivers allowing it to distribute the net income of the Bank to the Company, although no assurance can be given in this regard.

Due to recent bank failures, in an effort to replenish the Deposit Insurance Fund, the board of directors of the Federal Deposit Insurance Corporation (“FDIC”) adopted a rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of calendar year 2009 and for all of calendar year 2010, 2011 and 2012 during the quarter ended December 31, 2009.  Management paid FDIC premiums of $27.5 million during the quarter ended December 31, 2009, which included $25.7 million of prepayments for calendar years 2010, 2011 and 2012.

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

The Company’s contractual obligations related to operating leases, debentures, FHLB advances, repurchase agreements, commitments to fund unused home equity lines of credit, and unadvanced portion of construction loans have not changed significantly from September 30, 2009.  The following table summarizes our other contractual obligations as of December 31, 2009.

	Maturity Range
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
	(Dollars in thousands)

Certificates of Deposit	$2,622,119	$1,446,540	$1,013,342	$160,978	$1,259
Weighted average rate	2.83%	2.61%	3.10%	3.10%	3.52%

Commitments to originate and
purchase mortgage loans	104,214	104,214	--	--	--
Weighted average rate	4.87	4.87	--	--	--

A percentage of commitments to originate mortgage loans are expected to expire unfunded, so the amounts reflected in the table above are not necessarily indicative of future liquidity requirements.

The maturity schedule for our certificate of deposit portfolio at December 31, 2009 is located under “Item 2. Management’s Discussion and Analysis – Financial Condition.”  We anticipate we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims.  In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company’s consolidated financial statements for the current interim or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.  As of December 31, 2009, the Bank exceeded all capital requirements of the OTS.  The following table presents the Bank’s regulatory capital ratios at December 31, 2009 based upon regulatory guidelines.

		Regulatory
		Requirement
	Bank	For “Well-
	Ratios	Capitalized” Status
Tangible equity	10.1%	N/A
Tier I (core) capital	10.1%	5.0%
Tier I (core) risk-based capital	23.8%	6.0%
Total risk-based capital	24.0%	10.0%

A reconciliation of the Bank’s equity under GAAP to regulatory capital amounts as of December 31, 2009 is as follows (dollars in thousands):

Total equity as reported under GAAP	$876,290
Unrealized gains on AFS securities	(30,875)
Other	(456)
Total tangible and core capital	844,959
ALLL (1)	8,180
Total risk based capital	$853,139

(1)
This amount represents the general valuation allowances calculated using the formula analysis.  Specific valuation allowances are netted against the related loan balance on the Thrift Financial Report and are therefore not included in this amount.  See “Critical Accounting Policies - Allowance for Loan Losses” for additional information.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

For a complete discussion of the Company’s asset and liability management policies, as well as the potential impact of interest rate changes upon the market value of the Company’s portfolios, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk” in the Company’s Annual Report to Stockholders for the year ended September 30, 2009, attached as Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

The general objective of our interest rate risk management is to determine and manage an appropriate level of interest rate risk while maximizing net interest income, in a manner consistent with our policy to reduce, to the extent possible, the exposure of our net interest income to changes in market interest rates.  ALCO regularly reviews the interest rate risk exposure of the Bank by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and market value of portfolio equity (“MVPE”) at various dates.  The MVPE is defined as the net of the present value of the cash flows of an institution’s existing assets, liabilities and off-balance sheet instruments.  The present values are determined in alternative interest rate environments providing potential changes in net interest income and MVPE under those alternative interest rate environments. The Bank’s analysis of its MVPE at December 31, 2009 indicates a general decrease in its risk exposure compared to September 30, 2009 primarily due to the loan swap transaction that resulted in a reduction in amount of long-term mortgage assets outstanding at December 31, 2009.  The Bank’s analysis of the sensitivity of its net interest income to parallel changes in interest rates at December 31, 2009 indicates an increase in sensitivity since September 30, 2009.

For each period end presented in the following table, the estimated percentage change in the Bank’s net interest income based on the indicated instantaneous, parallel and permanent change in interest rates is presented.  The percentage change in each interest rate environment represents the difference between estimated net interest income in the 0 basis point interest rate environment (“base case”, assumes the forward market and product interest rates implied by the yield curve are realized) and estimated net interest income in each alternative interest rate environment (assumes market and product interest rates have a parallel shift in rates across all maturities by the indicated change in rates).  At December 31, 2009, the three-month Treasury bill yield was less than one percent, so the -100 and -200 basis point scenarios are not presented.  Estimations of net interest income used in preparing the table below are based upon the assumptions that the total composition of interest-earning assets and interest-bearing liabilities does not change materially and that any repricing of assets or liabilities occurs at anticipated product and market rates for the alternative rate environments as of the dates presented.  The estimation of net interest income does not include any projected gain or loss related to the sale of loans or securities, or income derived from non-interest income sources, but does include the use of different prepayment assumptions in the alternative interest rate environments.  It is important to consider that the estimated changes in net interest income are for a cumulative four-quarter period.  These do not reflect the earnings expectations of management.

Percentage Change in Net Interest Income
Change
(in Basis Points)	At
in Interest Rates (1)	December 31, 2009	September 30, 2009

-100 bp	N/A	N/A
000 bp	--	--
+100 bp	-0.65%	0.84%
+200 bp	-2.95%	-0.54%
+300 bp	-6.22%	-2.41%

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

At September 30, 2009 the projected net interest income increased in the +100 basis point scenario before declining in the +200 and +300 basis point scenarios.  At December 31, 2009 the net interest income projections decline in all interest rate shock scenarios presented.  The primary reason for the change in the net interest income projections between the two periods is driven by the increase in interest rates during this time and the resulting change in the cashflow projections of the Bank’s mortgage-related assets.  Prepayment assumptions for mortgage- related assets change under various interest rate environments because many borrowers look to obtain financing at the lowest cost available.  Generally, there is no penalty to prepay a mortgage loan.  If interest rates decrease, the borrower has an economic incentive to lower their mortgage payment (through a lower interest rate) with only the fees associated on the new mortgage or loan modification.  This results in an increase in prepayments, and the average life of a mortgage loan shortens compared to higher interest rate environments.  When interest rates increase, the economic incentive for borrowers to refinance or modify their mortgage payment is reduced, resulting in lower prepayment assumptions and longer average lives.

With interest rates increasing between September 30, 2009 and December 31, 2009, the prepayment expectations decreased at December 31, 2009 compared to September 30, 2009.  As a result, there are fewer assets expected to reprice during the upcoming year.  The amount of liabilities expected to reprice in the rising interest rate scenarios presented is greater than the amount of assets repricing, which results in a reduction in the Bank’s net interest margin and thus lower net interest income projections in all scenarios.  At September 30, 2009 the amount of assets expected to reprice remained greater than the amount of liabilities in the +100 basis point scenario.  As prepayment expectations continued to decrease in the +200 and +300 basis point scenario, the amount of liabilities repricing exceeded the amount of assets repricing, reducing the net interest income projections is these scenarios.

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

Percentage Change in MVPE
Change
(in Basis Points)	At
in Interest Rates (1)	December 31, 2009	September 30, 2009

-100 bp	N/A	N/A
000 bp	--	--
+100 bp	-5.66%	-4.92%
+200 bp	-16.55%	-18.11%
+300 bp	-30.26%	-34.32%

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

Changes in the estimated market values of our financial assets and liabilities drive changes in estimates of MVPE.  The market value of shorter term-to-maturity financial instruments are less sensitive to changes in interest rates than the market value of longer term-to-maturity financial instruments.  Because of this, our certificates of deposit (which have relatively short average lives) tend to display less sensitivity to changes in interest rates than do our mortgage-related assets (which have relatively long average lives).  However, the average life expected on our mortgage-related assets varies under different interest rate environments because borrowers have the ability to prepay their mortgage loans, as discussed above.

The MVPE decreased in all interest rate shock scenarios presented at December 31, 2009 and became more sensitive to changes in interest rates in the +100 basis point scenario compared to September 30, 2009.  The changes from September 30, 2009 were primarily driven by an increase in interest rates from September 30, 2009to December 31, 2009.  This resulted in a significant increase in the WAL of all mortgage-related assets as borrowers have less economic incentive to refinance or modify their mortgage loan, which increased the price sensitivity of all mortgage-related assets and, as a result, assets as a whole.  The sensitivity in the +200 and +300 basis point scenarios decreased from September 30, 2009 as a result of the loan swap transaction during the current quarter.  The loans swap transaction reduced the amount of 30-year mortgage loans outstanding at December 31, 2009.  Thirty-year mortgage assets are the assets with the greatest amount of interest rate sensitivity for the Bank.  The reduction of these assets helped to reduce the overall level of interest rate risk at December 31, 2009 as compared to September 30, 2009.

Gap Table:  The following gap table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2009, based on the information and assumptions set forth in the notes below.  Cash flow projections for mortgage loans and MBS are calculated based on current interest rates.  Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates.  Assumptions may not reflect how actual yields and costs respond to market changes. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table. For additional information regarding the impact of changes in interest rates, see the Percentage Change in Net Interest Income and Percentage Change in MVPE tables above.

	Within	Three to	More Than	More Than
	Three	Twelve	One Year to	Three Years	Over
	Months	Months	Three Yeas	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable (1):
Mortgage loans:
Fixed	$210,343	$479,397	$858,370	$606,868	$2,017,014	$4,171,992
Adjustable	92,394	608,662	252,229	73,694	19,123	1,046,102
Other loans	137,984	15,952	21,835	15,142	11,735	202,648
Investment securities (2)	99,459	93,713	167,564	265,366	26,340	652,442
MBS (3)	220,651	614,024	421,116	243,759	328,281	1,827,831
Other interest-earning assets	73,792	--	--	--	--	73,792
Total interest-earning assets	834,623	1,811,748	1,721,114	1,204,829	2,402,493	7,974,807

Interest-bearing liabilities:
Deposits:
Savings (4)	97,768	8,504	19,608	15,208	84,295	225,383
Checking (4)	11,104	35,729	121,381	68,054	255,351	491,619
Money market (4)	39,078	108,124	215,196	167,831	357,902	888,131
Certificates	472,775	978,088	1,009,708	160,572	976	2,622,119
Borrowings (5)	53,609	695,000	776,000	1,120,000	495,000	3,139,609
Total interest-bearing liabilities	674,334	1,825,445	2,141,893	1,531,665	1,193,524	7,366,861

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$160,289	$(13,697)	$(420,779)	$(326,836)	$1,208,969	$607,946

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$160,289	$146,592	$(274,187)	$(601,023)	$607,946

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total assets at:
December 31, 2009	1.91%	1.75%	(3.27)%	(7.18)%	7.26%
September 30, 2009	0.81	6.78	4.60	(2.48)	8.11

(1)  Adjustable-rate loans are included in the period in which the rate is next scheduled to adjust or in the period in which repayments are expected to occur prior to their next rate adjustment, rather than in the period in which the loans are due.  Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.  Balances have been reduced for non-performing loans, which totaled $32.5 million at December 31, 2009.
(2)  Based on contractual maturities, or terms to call date or pre-refunding dates as of December 31, 2009, and excludes the unrealized loss adjustment of $499 thousand on AFS investment securities.
(3)  Reflects estimated prepayments of MBS in our portfolio, and excludes the unrealized gain adjustment of $50.1 million on AFS MBS.
(4)  Although our checking, savings and money market accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities.  The decay rates (the assumed rate at which the balance of existing accounts would decline) used on these accounts are based on assumptions developed based upon our actual experience with these accounts.  If all of our checking, savings and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $1.16 billion, for a cumulative one-year gap of (13.8)% of total assets.
(5)  Borrowings exclude $32.5 million of deferred prepayment penalty costs and $756 thousand of deferred gain on the terminated interest rate swaps.

The change in the one-year gap to 1.75% at December 31, 2009 from 6.78% at September 30, 2009 was a result of an increase in interest rates, particularly mortgage interest rates.  The increase in mortgage interest rates decreased projected cash flows from mortgage loan prepayments which resulted in longer average lives and slower repricing of interest-earning assets at December 31, 2009 compared to September 30, 2009.

Item 4 .  Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of December 31, 2009.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of December 31, 2009, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2009, there were no changes in the Company’s internal control over financial reporting as defined by Rule 13a-15(d) of the Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II -   OTHER INFORMATION

Item 1.  Legal Proceedings
We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 1A.  Risk Factors
There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  For a summary of other risk factors relevant to our operations, see Part I, Item 1A in our 2009 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
See “Liquidity and Capital Resources - Capital” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the OTS restrictions on dividends from the Bank to the Company.

The following table summarizes our share repurchase activity during the three months ended December 31, 2009 and additional information regarding our share repurchase program.  As of December 31, 2009, we had 54,590 shares remaining to be purchased under the existing stock repurchase plan.  Subsequent to December 31, 2009, the remaining 54,590 shares were repurchased by the Company.  The board of directors approved a new stock purchase plan on January 26, 2010.  Under the new plan, the Company intends to repurchase up to 250,000 shares from time to time, depending on market conditions, at prevailing market prices in open-market and other transactions. The shares would be held as treasury stock for general corporate use.  The plan has no expiration date.  The previous plan was completed on January 20, 2010.

	Total		Total Number of	Maximum Number
	Number of	Average	Shares Purchased as	of Shares that May
	Shares	Price Paid	Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under the Plan
October 1, 2009 through
October 31, 2009	--	--	--	130,368
November 1, 2009 through
November 30, 2009	--	--	--	130,368
December 1, 2009 through
December 31, 2009	75,778	$ 30.25	75,778	54,590
Total	75,778		75,778	54,590

<Index>
Item 3.  Defaults Upon Senior Securities
Not applicable.

<Index>
Item 4.  Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Stockholders for the fiscal year ended September 30, 2009, held January 26, 2010, two matters were presented to stockholders.  Stockholders elected John B. Dicus and Jeffrey R. Thompson each to a three-year term as director.  Stockholders also ratified the appointment of Deloitte & Touche, LLP as auditors for the fiscal year ending September 30, 2010.  The votes cast as to each matter are set forth below:

	Number of Votes
	For	Withheld
Proposal 1.
Election of the following directors for the terms
indicated:
John B. Dicus (three years)	67,591,312	451,219
Jeffrey R. Thompson (three years)	67,760,932	281,599

The following directors had their term of office
continue after the meeting:
B.B. Andersen
Morris J. Huey, II
Jeffrey M. Johnson
Michael T. McCoy, M.D.
Marilyn S. Ward

	Number of Votes
	For	Against	Abstain
Proposal 2.
Ratification of Deloitte & Touche LLP
as auditors.	70,574,766	246,009	30,700

<Index>
Item 5.  Other Information
Not applicable.

<Index>
Item 6.  Exhibits
See Index to Exhibits.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL

Date:  February 4, 2010                                                By: /s/ John B. Dicus
                                                                                      John B. Dicus, Chairman, President and
                                                                                      Chief Executive Officer

Date:  February 4, 2010                                               By: /s/ Kent G. Townsend
                                                                                      Kent G. Townsend, Executive Vice President and
                                                                                      Chief Financial Officer

<Index>

INDEX TO EXHIBITS
Exhibit Number	Document
2.0	Plan of Reorganization and Stock Issuance Plan*
3(i)	Federal Stock Charter of Capitol Federal Financial*
3(ii)	Bylaws of Capitol Federal Financial filed on November 29, 2007 as Exhibit 3(ii) to the Annual Report on Form 10-K and incorporated herein by reference
4(i)	Form of Stock Certificate of Capitol Federal Financial*
4(ii)	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, the instruments defining the rights of the holders of the Registrant’s long-term debt.
10.1(i)	Registrant’s Thrift Plan filed on November 29, 2007 as Exhibit 10.1(i) to the Annual Report on Form 10-K and incorporated herein by reference
10.1(ii)	Registrant’s Stock Ownership Plan filed on November 29, 2007 as Exhibit 10.1(ii) to the Annual Report on Form 10-K and incorporated herein by reference
10.2	Registrant’s 2000 Stock Option and Incentive Plan (the “Stock Option Plan”) filed on April 13,
2000 as Appendix A to Registrant’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference
10.3	Registrant’s 2000 Recognition and Retention Plan (the “RRP”) filed on April 13, 2000 as
Appendix B to Registrant’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference
10.4	Capitol Federal Financial Deferred Incentive Bonus Plan, as amended, filed on May 5, 2009 as Exhibit 10.4 to the March 31, 2009 Form 10-Q and incorporated herein by reference
10.5	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q and incorporated herein by reference
10.6	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4,
2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q and incorporated herein by reference
10.7	Form of Restricted Stock Agreement under the RRP filed on February 4, 2005 as Exhibit 10.7 to the
December 31, 2004 Form 10-Q and incorporated herein by reference
10.8	Description of Named Executive Officer Salary and Bonus Arrangements filed on November 30,
2009 as Exhibit 10.8 to the Annual Report on Form 10-K and incorporated herein by reference
10.9	Description of Director Fee Arrangements
10.10	Short-term Performance Plan filed on December 1, 2008 as Exhibit 10.10 to the Annual
Report on Form 10-K for the fiscal year ended September 30, 2008 and incorporated herein by reference
11	Statement re: computation of earnings per share**
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President and Chief Financial Officer
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