Form 10-Q
period 2010-03-31
CAPITOL FEDERAL FINANCIAL
filed 2010-05-10
CIK 1074433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________

Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

                                                                                                 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☑

As of May 3, 2010, there were 73,990,478 shares of Capitol Federal Financial Common Stock outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (unaudited)
(Dollars in thousands except per share data and amounts)

	March 31,	September 30,
	2010	2009
ASSETS:
Cash and cash equivalents (includes interest-earning deposits of $46,059 and $32,319)	$60,735	$41,154
Investment securities:
Available-for-sale (“AFS”) at estimated fair value (amortized cost of $142,002 and $235,185)	141,893	234,784
Held-to-maturity (“HTM”) at amortized cost (estimated fair value of $831,112 and $248,929)	828,538	245,920
Mortgage-backed securities (“MBS”):
AFS, at estimated fair value (amortized cost of $1,163,420 and $1,334,357)	1,212,991	1,389,211
HTM, at amortized cost (estimated fair value of $566,397 and $627,829)	544,319	603,256
Loans receivable, net (of allowance for loan losses (“ALLL”) of $14,739 and $10,150)	5,380,852	5,603,965
Bank-owned life insurance (“BOLI”)	54,000	53,509
Capital stock of Federal Home Loan Bank (“FHLB”), at cost	135,050	133,064
Accrued interest receivable	31,789	32,640
Premises and equipment, net	40,379	37,709
Real estate owned (“REO”), net	6,861	7,404
Prepaid federal insurance premium	24,005	--
Other assets	24,053	21,064
TOTAL ASSETS	$8,485,465	$8,403,680

LIABILITIES:
Deposits	$4,319,066	$4,228,609
Advances from FHLB	2,395,842	2,392,570
Other borrowings, net	713,609	713,609
Advance payments by borrowers for taxes and insurance	48,806	55,367
Income taxes payable	2,441	6,016
Deferred income tax liabilities, net	31,335	30,970
Accounts payable and accrued expenses	28,293	35,241
Total liabilities	7,539,392	7,462,382

STOCKHOLDERS’ EQUITY:
Preferred stock ($0.01 par value) 50,000,000 shares authorized; none issued	--	--
Common stock ($0.01 par value) 450,000,000 shares authorized, 91,512,287
shares issued; 73,983,078 and 74,099,355 shares outstanding	915	915
as of March 31, 2010 and September 30, 2009, respectively
Additional paid-in capital	455,413	452,872
Unearned compensation, Employee Stock Ownership Plan (“ESOP”)	(7,057)	(8,066)
Unearned compensation, Recognition and Retention Plan (“RRP”)	(341)	(330)
Retained earnings	789,831	781,604
Accumulated other comprehensive income, net of tax	30,765	33,870
Less shares held in treasury (17,529,209 and 17,412,932 shares as of
March 31, 2010 and September 30, 2009, respectively, at cost)	(323,453)	(319,567)
Total stockholders’ equity	946,073	941,298
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,485,465	$8,403,680

See accompanying notes to consolidated financial statements.
<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars and share counts in thousands except per share data)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME:
Loans receivable	$70,315	$77,446	$144,841	$154,162
MBS	18,627	25,088	39,381	51,490
Investment securities	3,726	955	6,285	2,281
Capital stock of FHLB	985	778	1,986	1,558
Cash and cash equivalents	54	68	101	117
Total interest and dividend income	93,707	104,335	192,594	209,608

INTEREST EXPENSE:
FHLB advances	24,299	26,653	49,118	56,198
Deposits	19,776	24,711	41,881	51,496
Other borrowings	6,949	7,109	14,058	14,834
Total interest expense	51,024	58,473	105,057	122,528

NET INTEREST AND DIVIDEND INCOME	42,683	45,862	87,537	87,080
PROVISION FOR LOAN LOSSES	3,200	2,107	6,315	2,656
NET INTEREST AND DIVIDEND INCOME
AFTER PROVISION FOR LOAN LOSSES	39,483	43,755	81,222	84,424

OTHER INCOME:
Retail fees and charges	4,213	4,031	8,936	8,561
Insurance commissions	753	873	1,335	1,364
Loan fees	674	597	1,255	1,166
Income from BOLI	223	241	491	625
Gains on securities and loans receivable, net	145	516	6,617	540
Other, net	528	678	1,033	1,322
Total other income	6,536	6,936	19,667	13,578

OTHER EXPENSES:
Salaries and employee benefits	10,807	10,569	21,339	21,732
Occupancy of premises	3,854	3,770	7,796	7,492
Federal insurance premium	1,845	227	3,659	393
Advertising and promotional	1,337	1,947	2,981	3,689
Deposit and loan transaction costs	1,316	1,418	2,696	2,722
Regulatory and outside services	994	980	2,442	2,129
Postage and office supplies	789	735	1,414	1,448
Other, net	2,158	2,349	3,522	4,577
Total other expenses	23,100	21,995	45,849	44,182
INCOME BEFORE INCOME TAX EXPENSE	22,919	28,696	55,040	53,820
INCOME TAX EXPENSE	8,264	10,564	19,405	19,836
NET INCOME	$14,655	$18,132	$35,635	$33,984

Basic earnings per common share	$0.20	$0.25	$0.49	$0.46
Diluted earnings per common share	$0.20	$0.25	$0.49	$0.46
Dividends declared per public share	$0.50	$0.50	$1.29	$1.11

Basic weighted average common shares	73,214	73,113	73,241	73,088
Diluted weighted average common shares	73,242	73,175	73,264	73,168

See accompanying notes to consolidated financial statements.

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

						Accumulated
		Additional	Unearned	Unearned		Other		Total
	Common	Paid-In	Compensation	Compensation	Retained	Comprehensive	Treasury	Stockholders'
	Stock	Capital	ESOP	RRP	Earnings	Income	Stock	Equity

Balance at October 1, 2009	$915	$452,872	$(8,066)	$(330)	$781,604	$33,870	$(319,567)	$941,298
Comprehensive income:
Net income					35,635			35,635
Other comprehensive income:
Changes in unrealized gain/losses on
securities AFS, net of deferred
income taxes of $1,886						(3,105)		(3,105)
Total comprehensive income								32,530

ESOP activity, net		2,254	1,009					3,263
RRP activity, net		120		(163)			47	4
Stock based compensation - stock options and RRP		133		152				285
Acquisition of treasury stock							(4,019)	(4,019)
Stock options exercised		34					86	120
Dividends on common stock to
stockholders ($1.29 per public share)					(27,408)			(27,408)
Balance at March 31, 2010	$915	$455,413	$(7,057)	$(341)	$789,831	$30,765	$(323,453)	$946,073

See accompanying notes to consolidated financial statements.

<Index>

CAPITOL FEDERAL FINANCIAL AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	For the Six Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,635	$33,984
Adjustments to reconcile net income to net cash provided by
operating activities:
FHLB stock dividends	(1,986)	(1,558)
Provision for loan losses	6,315	2,656
Originations of loans receivable held-for-sale (“LHFS”)	(5,035)	(863)
Proceeds from sales of LHFS	3,188	31,631
Amortization and accretion of premiums and discounts on MBS
and investment securities	3,005	503
Depreciation and amortization of premises and equipment	2,410	2,415
Amortization of deferred amounts related to FHLB advances, net	3,272	584
Common stock committed to be released for allocation - ESOP	3,263	4,153
Stock based compensation - stock options and RRP	285	309
Gain on the sale of trading securities received in the loan swap transaction	(6,454)	--
Changes in:
Prepaid federal insurance premium, net	(24,005)	--
Accrued interest receivable	851	1,140
Other, net	(629)	4,706
Income taxes payable/receivable	(1,321)	4,212
Accounts payable and accrued expenses	(6,948)	(4,120)
Net cash provided by operating activities	11,846	79,752

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of trading securities received in the loan swap transaction	199,144	--
Proceeds from maturities or calls of investment securities AFS	92,046	19,996
Purchases of investment securities AFS	--	(127,151)
Proceeds from maturities or calls of investment securities HTM	28,090	39,600
Purchases of investment securities HTM	(611,685)	(3,962)
Principal collected on MBS AFS	170,042	119,712
Purchases of MBS AFS	--	(118,469)
Principal collected on MBS HTM	63,973	77,870
Purchases of MBS HTM	(5,032)	--
Proceeds from the redemption of capital stock of FHLB	--	3,688
Purchases of capital stock of FHLB	--	(9,002)
Loan originations, net of principal collected	20,860	(84,890)
Loan purchases, net of principal collected	(2,587)	(155,984)
Net deferred fee activity	(578)	490
Purchases of premises and equipment	(5,094)	(5,838)
Proceeds from sales of REO	5,967	3,273
Net cash used in investing activities	(44,854)	(240,667)

(Continued)

	For the Six Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(27,408)	(23,173)
Deposits, net of withdrawals	90,457	192,631
Proceeds from advances/line of credit from FHLB	--	1,261,102
Repayments on advances/line of credit from FHLB	--	(1,261,102)
Deferred FHLB prepayment penalty	--	(36,153)
Change in advance payments by borrowers for taxes and insurance	(6,561)	(6,780)
Acquisitions of treasury stock	(4,019)	(2,426)
Stock options exercised	86	1,203
Excess tax benefits from stock options	34	500
Net cash provided by financing activities	52,589	125,802

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,581	(35,113)

CASH AND CASH EQUIVALENTS:
Beginning of period	41,154	87,138
End of period	$60,735	$52,025

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Income tax payments	$20,687	$15,596
Interest payments, net of interest credited to deposits	$59,550	$71,907

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:
Loans transferred to REO	$5,344	$5,137

Transfer of loans receivable to LHFS, net	$--	$175,862

Swap of loans for trading securities	$193,889	$--

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

2.   Recent Accounting Pronouncements

Effective October 1, 2009, the Company adopted new authoritative accounting guidance under Accounting Standards Codification (“ASC”) 260, Earnings Per Share, which provides that unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share pursuant to the two-class method. The Company determined that its unvested RRP awards are participating securities.  This new guidance requires retrospective adjustment to all prior-period EPS data presented. The Company has participating securities related to the Company’s stock incentive plans in the form of unvested restricted common shares. However, these participating securities do not have an impact on the Company’s EPS.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which amends ASC 855, Subsequent Events to address implementation issues of ASC 855.  ASU 2010-09 requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated.  The ASU was effective immediately for the Company. Since the provisions of ASU 2010-09 are disclosure related, the Company’s adoption of this guidance did not have an impact on its financial condition or results of operations.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements, which amends ASC 820-10 to require new disclosures about transfers in and out of Level 1 and Level 2 fair value measurements and the roll forward of activity in Level 3 fair value measurements.  ASU 2010-06 also clarifies existing disclosure requirements regarding the level of disaggregation of each class of assets and liabilities within a line item in the statement of financial condition and clarifies that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3 fair value measurements.   The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosures about the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  Since the provisions of ASU 2010-06 are disclosure related, the Company’s adoption of this guidance did not have an impact on its financial condition or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets an Amendment of FASB Statement No. 140.  SFAS No. 166 was codified into ASC 860, Transfers of Servicing Assets by ASU 2009-16.  The objective of SFAS No. 166 is to improve the relevance, representational faithfulness, and comparability of the information provided in the financial statements related to the transfer of financial assets; the effects of a transfer on the company’s financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009, which for the Company is October 1, 2010.  Early adoption is prohibited.  The Company has not yet completed its assessment of the impact of SFAS No. 166.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  SFAS No. 167 was codified into ASC 810, Consolidation by ASU 2009-17.  SFAS No. 167  does not change many of the key principles for determining whether an entity is a variable interest entity consistent with the ASC on “Consolidation.” SFAS No. 167 does amend many important provisions of the existing guidance on “Consolidation.”  SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, which for the Company is October 1, 2010.  Early adoption is prohibited.  The Company has not yet completed its assessment of the impact of SFAS No. 167.

3.   Earnings Per Share (“EPS”)

The Company accounts for the 3,024,574 shares acquired by its ESOP and the shares awarded pursuant to its RRP in accordance with ASC 260, which requires that unvested RRP awards that contain nonforfeitable rights to dividends be treated as participating securities in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation that determines EPS for each class of common stock and participating security. Shares acquired by the ESOP are not considered in the basic average shares outstanding until the shares are committed for allocation or vested to an employee’s individual account.

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(in thousands, except share and per share data)
Net income(1)	$14,655	$18,132	$35,635	$33,984

Average common shares outstanding	73,162,850	73,062,516	73,215,056	73,062,425
Average committed ESOP shares outstanding	50,970	50,970	25,482	25,482
Total basic average common shares outstanding	73,213,820	73,113,486	73,240,538	73,087,907

Effect of dilutive RRP shares	2,585	4,269	3,985	6,535
Effect of dilutive stock options	26,070	57,074	19,275	73,628

Total diluted average common shares outstanding	73,242,475	73,174,829	73,263,798	73,168,070

Net EPS:
Basic	$0.20	$0.25	$0.49	$0.46
Diluted	$0.20	$0.25	$0.49	$0.46

Antidilutive stock options and RRP excluded from the diluted average common shares outstanding calculation	156,752	55,800	285,350	55,800

(1) Net income available to participating securities (unvested RRP shares) was inconsequential for the three and six month periods ending March 31, 2010 and March 31, 2009.

4.   Fair Value of Financial Instruments

Fair Value Measurements - ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. The Company did not have any liabilities that were measured at fair value at March 31, 2010.  The Company’s AFS securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as REO and impaired loans. These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

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

AFS Securities
The Company’s AFS securities portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income/loss in stockholders' equity.  The Company’s major security types based on the nature and risks of the securities are included in the table below.  The majority of the securities within the AFS portfolio are issued by U.S. government-sponsored enterprises (“GSEs”).  The fair values for all AFS securities are based on quoted prices for similar securities.  Various modeling techniques are used to determine pricing for the Company’s securities, including option pricing and discounted cash flow models. The inputs to these models may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  The Company is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. The Company performs due diligence to understand the inputs used or how the data was calculated or derived. The Company corroborates the reasonableness of the valuation process.  There are some AFS securities in the AFS portfolio that have significant unobservable inputs requiring the independent pricing services to use some judgment in pricing the related securities.  These AFS securities are classified as Level 3.  All other AFS securities are classified as Level 2.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a recurring basis, which consists of AFS securities, at March 31, 2010.

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)(1)
	(Dollars in thousands)
GSE debentures	$136,094	$--	$136,094	$--
Municipal bonds	2,735	--	2,735	--
Trust preferred securities	3,064	--	--	3,064
MBS	1,212,991	--	1,212,991	--
	$1,354,884	$--	$1,351,820	$3,064

(1)
The Company’s Level 3 AFS securities have had no activity since September 30, 2009, except for reductions in net unrealized losses recognized in other comprehensive income.  Reductions of net unrealized losses included in other comprehensive income for the three and six months ended March 31, 2010 was $417 thousand and $610 thousand, respectively.

.
The following is a description of valuation methodologies used for significant assets measured at fair value on a non-recurring basis.

Loans Receivable
Loans which meet certain criteria are evaluated individually for impairment. A loan is considered impaired when, based upon current information and events, it is probable the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans at March 31, 2010 were $53.6 million. Substantially all of the Bank’s impaired loans at March 31, 2010 were secured by residential real estate.  These impaired loans are individually assessed to ensure that the carrying value of the loan is not in excess of the fair value of the collateral, less estimated selling costs. Fair value is estimated through current appraisals, automated valuation models, real estate brokers or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3. Based on this evaluation, the Company maintained an ALLL of $4.5 million at March 31, 2010 for such impaired loans.

REO
REO represents real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at lower of cost or fair value.  Fair value is estimated through current appraisals, automated valuation models, broker price opinions, or listing prices.  As these properties are actively marketed, estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.  The fair value of REO at March 31, 2010 was $6.9 million. During the three and six months ended March 31, 2010, charge-offs to the ALLL related to loans that were transferred to REO were $196 thousand and $634 thousand, respectively. Write downs related to REO that were charged to other expense were $171 thousand and $345 thousand for the three and six months ended March 31, 2010.

The following table provides the level of valuation assumption used to determine the carrying value of the Company’s assets measured at fair value on a non-recurring basis at March 31, 2010.

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Carrying	for Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Impaired loans	$53,559	$--	$--	$53,559
REO	6,861	--	--	6,861
	$60,420	$--	$--	$60,420

Fair Value Disclosures
The Company determined estimated fair value amounts using available market information and a selection from a variety of valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amount the Company could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.  The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2010 and September 30, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates.

The estimated fair values of the Company’s financial instruments as of March 31, 2010 and September 30, 2009 are as follows.

	At		At
	March 31, 2010		September 30, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$60,735	$60,735	$41,154	$41,154
Investment securities:
AFS	141,893	141,893	234,784	234,784
HTM	828,538	831,112	245,920	248,929
MBS:
AFS	1,212,991	1,212,991	1,389,211	1,389,211
HTM	544,319	566,397	603,256	627,829
Loans receivable	5,380,852	5,565,577	5,603,965	5,801,724
BOLI	54,000	54,000	53,509	53,509
Capital stock of FHLB	135,050	135,050	133,064	133,064
Financial liabilities:
Deposits	4,319,066	4,374,285	4,228,609	4,294,454
Advances from FHLB	2,395,842	2,535,992	2,392,570	2,554,206
Other borrowings	713,609	740,580	713,609	742,301

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

Loans Receivable - Fair values are estimated for portfolios with similar financial characteristics.  Loans are segregated by type, such as one- to four-family residential mortgages, multi-family residential mortgages, nonresidential and installment loans.  Each loan category is further segmented into fixed and adjustable interest rate categories.  Market pricing sources are used to approximate the estimated fair value of fixed- and adjustable-rate one- to four-family residential mortgages.  For all other loan categories, future cash flows are discounted using the LIBOR curve plus a margin at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturity.

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

5.   Securities

The following tables reflect the amortized cost, estimated fair value, and gross unrealized gains and losses of AFS and HTM securities at March 31, 2010 and September 30, 2009.  The majority of the MBS and investment portfolios are composed of securities issued by U.S. GSEs.
	March 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$135,596	$498	$--	$136,094
Municipal bonds	2,658	90	13	2,735
Trust preferred securities	3,748	--	684	3,064
MBS	1,163,420	49,640	69	1,212,991
	1,305,422	50,228	766	1,354,884
HTM:
GSE debentures	759,389	1,280	289	760,380
Municipal bonds	69,149	1,686	103	70,732
MBS	544,319	22,199	121	566,397
	1,372,857	25,165	513	1,397,509

	$2,678,279	$75,393	$1,279	$2,752,393

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
AFS:
GSE debentures	$228,743	$1,132	$--	$229,875
Municipal bonds	2,668	131	--	2,799
Trust preferred securities	3,774	--	1,664	2,110
MBS	1,334,357	55,552	698	1,389,211
	1,569,542	56,815	2,362	1,623,995
HTM:
GSE debentures	175,394	535	--	175,929
Municipal bonds	70,526	2,514	40	73,000
MBS	603,256	24,645	72	627,829
	849,176	27,694	112	876,758

	$2,418,718	$84,509	$2,474	$2,500,753

The following table presents the taxable and non-taxable components of interest income on investment securities for the three and six months ended March 31, 2010 and 2009:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(Dollars in thousands)
Taxable	$3,188	$460	$5,213	$1,300
Non-taxable	538	495	1,072	981
	$3,726	$955	$6,285	$2,281

On a quarterly basis, management conducts a formal review of securities for the presence of an other-than-temporary impairment (“OTTI”).  Management assesses whether an OTTI is present when the fair value of a security is less than its amortized cost basis at the balance sheet date.  For such securities, OTTI is considered to have occurred if 1) the Company intends to sell the security, 2) if it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis, or 3) if the present value of expected cash flows is not sufficient to recover the entire amortized cost.

The following tables summarize the estimated fair value and gross unrealized losses of those securities on which an unrealized loss at March 31, 2010 and September 30, 2009 was reported and the continuous unrealized loss position for the twelve months prior to March 31, 2010 and September 30, 2009 or for a shorter period of time, as applicable.

	March 31, 2010
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
AFS:	(Dollars in thousands)
GSE debentures	--	$--	$--	--	$--	$--
Municipal bonds	1	412	13	--	--	--
Trust preferred securities	--	--	--	1	3,064	684
MBS	43	12,174	53	10	1,640	16
	44	$12,586	$66	11	$4,704	$700

HTM:
GSE debentures	9	$217,763	$289	--	$--	$--
Municipal bonds	10	5,966	46	2	1,322	57
MBS	7	16,280	121	1	53	--
	26	$240,009	$456	3	$1,375	$57

	September 30, 2009
	Less Than			Equal to or Greater
	12 Months			Than 12 Months
		Estimated	Unrealized		Estimated	Unrealized
	Count	Fair Value	Losses	Count	Fair Value	Losses
AFS:	(Dollars in thousands)
Trust preferred securities	--	$--	$--	1	$2,110	$1,664
MBS	16	57,157	600	37	15,804	98
	16	$57,157	$600	38	$17,914	$1,762

HTM:
Municipal bonds	4	$1,930	$36	1	$495	$4
MBS	3	5,563	26	4	11,043	46
	7	$7,493	$62	5	$11,538	$50

The unrealized losses are primarily a result of increases in market yields from the time of purchase.  In general, as market yields rise, the fair value of securities will decrease; as market yields fall, the fair value of securities will increase. Management generally views changes in fair value caused by changes in interest rates as temporary; therefore, these securities have not been classified as other-than-temporarily impaired.  Additionally, the impairment is also considered temporary because scheduled coupon payments have been made, it is anticipated that the entire principal balance will be collected as scheduled, and management neither intends to sell the securities and it is not more likely than not that the Company will be required to sell the securities before the recovery of the remaining amortized cost amount, which could be at maturity.

The amortized cost and estimated fair value of securities by remaining contractual maturity without consideration for call features or pre-refunding dates as of March 31, 2010 are shown below.  Actual maturities of MBS may differ from contractual maturities because borrowers have the right to prepay obligations, generally without penalty.  Maturities of MBS depend on the repayment characteristics and experience of the underlying financial instruments.

	AFS		HTM
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
One year or less	$25,543	$25,750	$1,676	$1,703
One year through five years	110,635	110,931	779,841	781,414
Five years through ten years	133,073	141,601	334,160	348,959
Ten years and thereafter	1,036,171	1,076,602	257,180	265,433
	$1,305,422	$1,354,884	$1,372,857	$1,397,509

Issuers of certain investment securities have the right to call and prepay obligations with or without prepayment penalties.  As of March 31, 2010, the amortized cost of the securities in our portfolio which are callable or have pre-refunding dates within one year totaled $877.8 million.

As of March 31, 2010 and September 30, 2009, the Bank had pledged AFS and HTM MBS with an amortized cost of $732.3 million and $764.4 million, respectively, and an estimated fair value of $765.2 million and $797.0 million, respectively, as collateral for repurchase agreements.  The securities pledged as collateral for the repurchase agreements can be repledged by the counterparties.  As of March 31, 2010 and September 30, 2009, the Bank also had pledged AFS and HTM MBS with an amortized cost of $177.5 million and $193.6 million, respectively, and an estimated fair value of $185.8 million and $202.8 million, respectively, as collateral for public unit depositors, and discount window borrowings and treasury, tax, and loan requirements at the Federal Reserve Bank.  As of March 31, 2010, there were no securities pledged for treasury, tax, and loan requirements at the Federal Reserve Bank.

During the quarter ended December 31, 2009, the Bank swapped $194.8 million of originated fixed-rate mortgage loans with the Federal Home Loan Mortgage Corporation (“FHLMC”) for MBS (“loan swap transaction”).  The MBS received in the loan swap transaction were classified as trading securities prior to their subsequent sale by the Bank.  Proceeds from the sale of these securities were $199.1 million, resulting in a gross realized gain of $6.5 million.  The gain is included in gains on securities and loans receivable, net in the consolidated statements of income for the six months ended March 31, 2010.

6.  Subsequent Events

In preparing these financial statements, we have evaluated events occurring subsequent to March 31, 2010, for potential recognition and disclosure.  There have been no material events or transactions which would require adjustments to the consolidated financial statements at March 31, 2010.

The Board of Directors of MHC, the Company and the Bank adopted a Plan of Conversion and Reorganization (the “Plan”) on May 5, 2010. Pursuant to the Plan, MHC will convert from the mutual holding company form of organization to a stock form of organization.  MHC will be merged into the Company, and MHC will no longer exist. Pursuant to the Plan, the Company, which owns 100% of the Bank, also will be succeeded by a new Maryland corporation, named Capitol Federal Financial, Inc. As part of the conversion, MHC’s ownership interest of the Company will be offered for sale in a public offering. The existing publicly held shares of the Company, which represents the remaining ownership interest in the Company, will be exchanged for new shares of common stock of Capitol Federal Financial, Inc. the new Maryland corporation. The exchange ratio will ensure that immediately after the conversion and public offering, the public shareholders of the Company will own the same aggregate percentage of Capitol Federal Financial, Inc. common stock that they owned of Company common stock immediately prior to that time. When the conversion and public offering are completed, all of the outstanding capital stock of the Bank will be owned by Capitol Federal Financial, Inc. and all of the outstanding capital stock of Capitol Federal Financial, Inc. will be owned by the public.

The Plan provides for the establishment, upon the completion of the reorganization, of special “liquidation accounts” at Capitol Federal Financial, Inc. and at the Bank for the benefit of certain depositors of the Bank in an amount equal to MHC’s ownership interest in the retained earnings of the Company as of the date of the latest balance sheet contained in the prospectus for the public offering. Following the completion of the reorganization, under the rules of the Office of Thrift Supervision (“OTS”), neither Capitol Federal Financial, Inc. nor the Bank, will be permitted to pay dividends on its capital stock to its stockholders, if stockholders’ equity would be reduced below the amount of its liquidation account.

In addition, Capitol Federal Financial, Inc. intends to fund an additional contribution to the Bank’s charitable foundation in connection with the conversion in cash of $40.0 million (unaudited).

Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering.  If the conversion and public offering are not completed, all costs will be charged to expense in the period in which the public offering is terminated.  No costs have been incurred related to the conversion as of March 31, 2010 (unaudited).

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company and its wholly-owned subsidiary, the Bank, may from time to time make written or oral “forward-looking statements,” including statements contained in documents filed or furnished by the Company with the SEC.  These forward-looking statements may be included in this Quarterly Report on Form 10-Q and the exhibits attached to it, in the Company’s reports to stockholders, in the Company’s press releases, and in other communications by the Company, which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

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
•
the future earnings and capital levels of the Bank and the continued non-objection by our primary regulator, the OTS, to distribute capital from the Bank to the Company, which could affect the ability of the Company to pay dividends in accordance with its dividend policies;

•
the continued ability of the MHC to waive the receipt of dividends from the Company, the loss of which, whether due to a change in existing law, regulation or regulatory policy or otherwise, could adversely affect the ability of the Company to pay dividends in accordance with its dividend policies;

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

The following discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company.  It should be read in conjunction with the consolidated financial statements and notes presented in this report.  The discussion includes comments relating to the Bank, since the Bank is wholly-owned by the Company and comprises the majority of its assets and is the principal source of income for the Company.  This discussion and analysis should be read in conjunction with management’s discussion and analysis included in the Company’s 2009 Annual Report on Form 10-K filed with the SEC.

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

The Company is significantly affected by prevailing economic conditions, including federal monetary and fiscal policies and federal regulation of financial institutions.  Deposit balances are influenced by a number of factors, including interest rates paid on competing personal investment products, the level of personal income, and the personal rate of savings within our market areas.  Lending activities are influenced by the demand for housing and other loans, changing loan underwriting guidelines, as well as interest rate pricing competition from other lending institutions.  The primary sources of funds for lending activities include deposits, loan repayments, investment income, borrowings, and funds provided from operations.

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

During the first half of fiscal year 2010, the economy began to show signs of recovery, as evidenced by an increase in consumer spending and stabilization of the labor market, the housing sector, and financial markets.  However, unemployment levels remained elevated, housing prices remained depressed and demand for housing was weak, due to distressed sales and tightened lending standards.  In an effort to support mortgage lending and housing market recovery, and to help improve credit conditions overall, the Federal Open Market Committee of the Federal Reserve has maintained the overnight lending rate between zero and 25 basis points since December 2008.

Non-performing loans increased $3.1 million from $30.9 million at September 30, 2009 to $34.0 million at March 31, 2010.  The balance of non-performing loans continues to remain at historically high levels due to the continued elevated level of unemployment coupled with the decline in real estate values, particularly in some of the states in which we have purchased loans.  Despite the current economic operating environment and some deterioration in our purchased loan portfolio, the overall credit quality of our loan portfolio continues to compare favorably to the industry and our peers.  The Bank recorded a provision for loan losses of $3.2 million during the current quarter, $6.3 million year-to-date, due to increases in certain factors in our general valuation allowance model and specific valuation allowances (“SVAs”), both primarily related to purchased loans.

The Company recognized net income of $14.7 million for the quarter ended March 31, 2010, compared to net income of $18.1 million for the quarter ended March 31, 2009.  The $3.4 million decrease in net income between the periods was primarily due to a decrease of $3.2 million in net interest income.  The decrease in net interest income was due to a decrease in interest and dividend income of $10.6 million, partially offset by a decrease in interest expense of $7.4 million.  The decrease in interest and dividend income was primarily a result of a decrease in interest income on loans receivable and MBS securities, partially offset by an increase in interest income on investment securities.  Interest income on loans receivable was $7.1 million lower than the prior year quarter primarily due to a decrease in the portfolio yield between periods due to modifications and refinances during fiscal year 2009, the yields on originated and purchased loans being lower than the overall portfolio yield and a decrease in deferred fee amortization between the two periods.  Interest income on MBS securities was $6.5 million lower than the prior year quarter to due to a decrease in the average balance as principal repayments were not replaced in their entirely and a decrease in the weighted average portfolio yield primarily due to higher yielding MBS securities prepaying and adjustable-rate securities repricing to lower market rates.  Interest income on investment securities was $2.8 million higher than the prior year quarter due to an increase in the average balance between periods as a result of purchases.  The $7.4 million decrease in interest expense was primarily due to a decrease in the weighted average rate of the certificate of deposit portfolio as a result of the portfolio continuing to reprice to lower market rates and a decrease in the weighted average rate of the FHLB advances due to the refinance of $875.0 million of advances during fiscal year 2009.

Net income for the six months ended March 31, 2010 was $35.6 million compared to $34.0 million for the same period in the prior fiscal year.  The $1.6 million increase in net income between periods was a primarily result of an increase in other income of $6.1 million, partially offset by an increase in the provision for loan losses of $3.7 million and an increase in other expenses of $1.7 million. The $6.1 million increase in other income was due primarily to the gain on the sale of trading MBS in conjunction with the loan swap transaction during the December 31, 2009 quarter. The $1.7 million increase in other expenses was due primarily to an increase in federal insurance premiums of $3.3 million as a result of an increase in the regular quarterly deposit insurance premiums, partially offset by the prior year six month period including $1.1 million of impairments and valuation allowances related to our mortgage-servicing right assets.

Total assets increased $81.8 million from $8.40 billion at September 30, 2009 to $8.49 billion at March 31, 2010, due primarily to growth in the deposit portfolio, which was used to fund investment security purchases.  Additionally, the proceeds from the sale of the trading MBS in conjunction with the loan swap transaction were primarily reinvested into investment securities. The weighted average life (“WAL”) of the investment securities purchased during fiscal year 2010 was approximately one year at the time of purchase.  If market rates were to rise, the short-term nature of these securities may allow management the opportunity to reinvest the maturing funds at a higher rate.

The Bank has opened two new branches in our Kansas City, Missouri market area and a new branch in the Wichita market area since the beginning of fiscal year 2010.  The Bank continues to consider expansion opportunities in all of its market areas.

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

Allowance for Loan Losses.  Management maintains an ALLL to absorb known and inherent losses in the loan portfolio based upon ongoing quarterly assessments of the loan portfolio.  Our methodology for assessing the appropriateness of the ALLL consists of a formula analysis for general valuation allowances and SVAs for identified problem and impaired loans.  The ALLL is maintained through provisions for loan losses which are charged to income.  The methodology for determining the ALLL is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded ALLL.

Our primary lending emphasis is the origination and purchase of one- to four-family mortgage loans on residential properties, and, to a lesser extent, home equity and second mortgages on one- to four-family residential properties resulting in a loan concentration in residential first mortgage loans.  As a result of our lending practices, we also have a concentration of loans secured by real property located primarily in Kansas and Missouri.  At March 31, 2010, approximately 70% and approximately 15% of the Bank’s loans were secured by real property located in Kansas and Missouri, respectively. Based on the composition of our loan portfolio, we believe the primary risks inherent in our portfolio are the continued weakened economic conditions due to the recent U.S. recession, continued high levels of unemployment or underemployment, and a continuing decline in real estate values.  Any one or a combination of these events may adversely affect borrowers’ ability to repay their loans, resulting in increased delinquencies, non-performing assets, loan losses, and future levels of loan loss provisions. Although management believes that the Bank has established and maintained the ALLL at appropriate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment.

Management considers quantitative and qualitative factors when determining the appropriateness of the ALLL.  Such factors include the trend and composition of delinquent and non-performing loans, results of foreclosed property and short sale transactions (historical losses/net charge-offs), the current status and trends of local and national economies, particularly levels of unemployment, trends and current conditions in the real estate and housing markets, and loan portfolio growth and concentrations. Since our loan portfolio is primarily concentrated in one- to four-family real estate, we monitor one- to four-family real estate market value trends in our local market areas and geographic sections of the U.S. by reference to various industry and market reports, economic releases and surveys, and our general and specific knowledge of the real estate markets in which we lend, in order to determine what impact, if any, such trends may have on the level of our ALLL.  We also use ratio analyses as a supplemental tool for evaluating the overall reasonableness of the ALLL.  We consider the observed trends in the ratios, taking into consideration the composition of our loan portfolio compared to our peers, in combination with our historical loss experience.  In addition, the OTS reviews the adequacy of the Company’s ALLL during its examination process.  We consider any comments from the OTS when assessing the appropriateness of our ALLL.  Reviewing these quantitative and qualitative factors assists management in evaluating the overall reasonableness of the ALLL and whether changes need to be made to our assumptions.  We seek to apply ALLL methodology in a consistent manner; however, the methodology can be modified in response to changing conditions.

Our loan portfolio is segregated into categories in the formula analysis based on certain risk characteristics such as loan type (one- to four-family, multi-family, etc.), interest payments (fixed-rate, adjustable-rate), loan source (originated or purchased), loan-to-value (“LTV”) ratios, borrower’s credit score and payment status (i.e. current or number of days delinquent).  Consumer loans, such as second mortgages and home equity lines of credit, with the same underlying collateral as a one- to four-family loan are combined with the one- to four-family loan in the formula analysis to calculate a combined LTV ratio.  All loans that are not impaired are included in a formula analysis.  Impaired loans are defined as non-accrual loans and troubled debt restructurings (“TDRs”) that have not yet performed under the restructured terms for 12 consecutive months. Quantitative loss factors are applied to each loan category in the formula analysis based on the historical net loss experience and current SVAs, adjusted for such factors as loan delinquency trends, for each respective loan category.  Additionally, qualitative loss factors that management believes impact the collectability of the loan portfolio as of the evaluation date are applied to certain loan categories.  Such qualitative factors include changes in collateral values, unemployment rates, credit scores and delinquent loan trends.  Loss factors increase as loans become classified or delinquent.

The qualitative and quantitative factors applied in the formula analysis are reviewed quarterly by management to assess whether the factors adequately cover probable and estimable losses inherent in the loan portfolio.   Our ALLL methodology permits modifications to the formula analysis in the event that, in management’s judgment, significant factors which affect the collectibility of the portfolio or any category of the loan portfolio, as of the evaluation date, are not reflected in the current formula analysis.  Management’s evaluation of the qualitative factors with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with a specific problem loan or portfolio segments. During fiscal year 2010, management adjusted certain factors in the formula analysis to account for lingering negative economic conditions and the relatively recent loss experience on our purchased loan portfolio.  If our future loss experience requires additional increases in our loss factors, this may result in increased levels of loan loss provisions.

SVAs are established in connection with individual loan reviews of specifically identified problem and impaired loans.  Since the majority of our loan portfolio is composed of one- to four-family real estate, determining the estimated fair value of the underlying collateral is important in evaluating the amount of specific valuations required for problem and impaired loans.  Generally, once a purchased loan is 90 days delinquent new collateral values are obtained through automated valuation models or broker price opinions.  Due to the relatively stable home values in Kansas and Missouri, we do not obtain new collateral values on originated loans until they enter foreclosure.  If the estimated fair value of the collateral, less estimated costs to sell, is less than the current loan balance, an SVA is established for the difference.

Loans with an outstanding balance of $1.5 million or more are individually reviewed annually if secured by property in one of the following categories:  multi-family (five or more units) property, unimproved land, other improved commercial property, acquisition and development of land projects, developed building lots, office building, single-use building, or retail building.  SVAs are established if the individual loan review determines a quantifiable impairment.

Securities Impairment.  Management monitors the securities portfolio for OTTI on an ongoing basis and performs a formal review quarterly.  The process involves monitoring market events and other items that could impact the issuers’ ability to perform.  The evaluation includes, but is not limited to such factors as:  the nature of the investment, the length of time the security has had a fair value less than the amortized cost basis, the cause(s) and severity of the loss, expectation of an anticipated recovery period, recent events specific to the issuer or industry including the issuer’s financial condition and the current ability to make future payments in a timely manner, external credit ratings and recent downgrades in such ratings, the Company’s intent to sell and whether it is more likely than not the Company would be required to sell prior to recovery for debt securities.

Management determines whether OTTI losses should be recognized for impaired securities by assessing all known facts and circumstances surrounding the securities.  If the Company intends to sell an impaired security or if it is more likely than not that the Company will be required to sell an impaired security before recovery of its amortized cost basis, an OTTI will be recognized and the difference between amortized cost and fair value will be recognized as a loss in earnings.  At March 31, 2010, no securities had been identified as other-than-temporarily impaired.

Fair Value Measurements.  The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures, per the provisions of ASC 820, Fair Value Measurements and Disclosures.  In accordance with ASC 820, the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the underlying assumptions used to determine fair value, with Level 1 (quoted prices for identical assets in an active market) being considered the most reliable, and Level 3 having the most unobservable inputs and therefore being considered the least reliable.  The Company bases its fair values on the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.  As required by ASC 820, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The Company did not have any liabilities that were measured at fair value at March 31, 2010.

The Company’s AFS securities are our most significant assets measured at fair value on a recurring basis.  Changes in the fair value of AFS securities are recorded, net of tax, in accumulated other comprehensive income, which is a component of stockholders’ equity.  The fair values for all AFS securities are obtained from independent nationally recognized pricing services. Various modeling techniques are used to determine pricing for the Company’s securities, including option pricing and discounted cash flow models. The inputs to these models may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and reference data.  There are some AFS securities in the AFS portfolio that have significant unobservable inputs requiring the independent pricing services to use some judgment in pricing the related securities.  These AFS securities are classified as Level 3.  All other AFS securities are classified as Level 2.

Loans receivable and REO are the Company’s significant assets measured at fair value on a non-recurring basis. These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.  Fair value for these assets is estimated using current appraisals, automated valuation models, broker price opinions, or listing prices.  Fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.

Financial Condition

Total assets increased $81.8 million from $8.40 billion at September 30, 2009 to $8.49 billion at March 31, 2010, due primarily to growth in the deposit portfolio which was used to fund investment security purchases.  The following table presents selected balance sheet data for the Company at the dates indicated.

	Balance at
	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009
	(Dollars in thousands, except per share amounts)

Total assets	$8,485,465	$8,374,762	$8,403,680	$8,319,292	$8,269,881
Cash and cash equivalents	60,735	105,128	41,154	74,101	52,025
Investment securities	970,431	651,943	480,704	322,166	214,410
MBS	1,757,310	1,877,969	1,992,467	2,100,998	2,204,369
Loans receivable, net	5,380,852	5,423,923	5,603,965	5,541,731	5,377,699
Capital stock of FHLB	135,050	134,064	133,064	132,071	131,278
Deposits	4,319,066	4,227,252	4,228,609	4,175,251	4,116,514
Advances from FHLB	2,395,842	2,394,214	2,392,570	2,410,949	2,411,560
Other borrowings	713,609	713,609	713,609	713,609	713,609
Stockholders' equity	946,073	941,999	941,298	922,634	916,391
Accumulated other comprehensive income	30,765	30,875	33,870	23,512	24,622
Equity to total assets at end of period	11.1%	11.2%	11.2%	11.1%	11.1%
Book value per share	$12.91	$12.86	$12.85	$12.60	$12.52
Bank tangible equity ratio (1)	10.0%	10.1%	10.0%	9.8%	9.9%
(1) See tangible equity to GAAP equity reconciliation in “Liquidity and Capital Resources – Regulatory Capital.”

Loans Receivable.  The loans receivable portfolio decreased $223.1 million from $5.60 billion at September 30, 2009 to $5.38 billion at March 31, 2010.  The decrease in the portfolio was largely a result of the loan swap transaction that took place during the first quarter of fiscal year 2010, where $194.8 million of originated fixed-rate mortgage loans were swapped for MBS as a means of reducing future interest rate risk sensitivity. The Bank will continue to service these loans. The MBS were classified as trading securities and sold during the first quarter for a $6.5 million gain.  The proceeds from the sale were primarily reinvested into investment securities with terms shorter than that of the loans swapped.

The Bank purchased $44.1 million of loans from nationwide lenders during the first half of fiscal year 2010, the majority of which were adjustable-rate.  These loans had an average credit score of 760 at origination and a weighted average LTV ratio of 46%, based upon the loan balance at the time of purchase and the lower of the purchase price or appraisal at origination.  At March 31, 2010, loans purchased from nationwide lenders represented 12% of our loan portfolio and were secured by properties located in 47 of the continental United States and Washington, D.C.  As of March 31, 2010, the average balance of a purchased nationwide mortgage loan was approximately $350 thousand, the average balance of a purchased correspondent loan was approximately $270 thousand and the average balance of an originated mortgage loan was approximately $125 thousand. By purchasing loans from nationwide lenders, the Bank is able to attain some geographic diversification in its loan portfolio and help mitigate the Bank’s interest rate risk exposure as the purchased loans are predominately adjustable-rate or 15-year fixed-rate loans.  We have experienced some losses on loans purchased from nationwide lenders prior to fiscal year 2008.  At the time these loans were purchased, they met our underwriting standards; however, as a result of the continued elevated levels of unemployment rates and the declines in real estate values in some of the states where we have purchased loans, we have experienced an increase in non-performing purchased loans and loan losses.  See additional discussion regarding non-performing purchased loans and loan losses related to purchased loans in “Asset Quality – Loans and REO.”

Included in the loan portfolio at March 31, 2010 were $230.0 million of interest-only adjustable-rate mortgage (“ARM”) loans, the majority of which were purchased from nationwide lenders during fiscal year 2005.  These loans do not typically require principal payments during their initial term, and have initial interest-only terms of either five or ten years.  The interest-only loans purchased had an average credit score of 737 at origination and a weighted average LTV ratio of 80% or less, based upon the loan balance at the time of purchase and the lower of purchase price or appraisal at origination.  The Bank has not purchased any interest-only ARM loans since 2006 and discontinued offering the product in its local markets during 2008 to reduce future credit risk.  At March 31, 2010, $199.3 million, or 87%, of interest-only loans were still in their interest-only payment term.  As of March 31, 2010, $87.9 million will begin to amortize principal within two years, $24.7 million will begin to amortize principal within two-to-five years, $75.5 million will begin to amortize principal within five-to-seven years and the remaining $11.2 million will begin amortizing in seven-to-ten years.  At March 31, 2010, $17.8 million or 52% of non-performing loans were interest-only and $3.6 million was reserved in the ALLL for these loans.  Approximately 85% of the $17.8 million non-performing interest-only loans were non-amortizing.  Non-performing interest-only loans represented approximately 8% of the total interest-only portfolio at March 31, 2010.  See additional discussion regarding non-performing loans in “Asset Quality – Loans and REO.”

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

	For the Three Months Ended			For the Three Months Ended
	March 31, 2010			March 31, 2009
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family
<= 15 years	$39,482	4.50%	22.8%	$75,884	4.82%	18.7%
> 15 years	78,794	5.09	45.6	226,148	5.10	55.7
Other real estate	--	--	--	5,971	6.00	1.5
Home equity	1,448	7.51	0.8	1,711	7.68	0.4
Other consumer	387	8.16	0.2	400	8.05	0.1
Total fixed-rate	120,111	4.94	69.4	310,114	5.07	76.4

Adjustable-Rate:
One- to four-family
<= 36 months	5,819	3.22	3.4	50,448	4.79	12.4
> 36 months	27,629	4.22	16.0	23,117	5.16	5.7
Other real estate	--	--	--	--	--	--
Home equity	18,723	4.84	10.8	21,217	4.79	5.3
Other consumer	619	4.59	0.4	836	5.33	0.2
Total adjustable-rate	52,790	4.33	30.6	95,618	4.88	23.6

Total originations, refinances and purchases	$172,901	4.75%	100.0%	$405,732	5.02%	100.0%

Purchased loans included above:
Fixed-Rate:
Correspondent	$12,417	5.03%		$33,226	5.18%
Nationwide	--	--		--	--
Adjustable-Rate:
Correspondent	7,494	4.42		4,851	5.12
Nationwide	6,517	3.59		65,498	4.89
Total purchased loans	$26,428	4.50%		$103,575	4.99%

	For the Six Months Ended			For the Six Months Ended
	March 31, 2010			March 31, 2009
	Amount	Rate	% of Total	Amount	Rate	% of Total
Fixed-Rate:	(Dollars in thousands)
One- to four-family
<= 15 years	$96,437	4.56%	22.3%	$103,901	4.99%	14.5%
> 15 years	196,577	5.09	45.5	333,293	5.32	46.4
Other real estate	--	--	--	11,936	5.94	1.7
Home equity	2,948	7.48	0.7	4,562	7.54	0.7
Other consumer	805	8.52	0.1	833	8.30	0.1
Total fixed-rate	296,767	4.95	68.6	454,525	5.29	63.4

Adjustable-Rate:
One- to four-family
<= 36 months	38,764	3.32	9.0	138,524	4.92	19.3
> 36 months	54,499	4.29	12.6	79,039	5.27	11.0
Other real estate	--	--	--	--	--	--
Home equity	40,533	4.85	9.4	43,965	4.94	6.1
Other consumer	1,809	4.68	0.4	1,591	5.41	0.2
Total adjustable-rate	135,605	4.18	31.4	263,119	5.03	36.6

Total originations, refinances and purchases	$432,372	4.71%	100.0%	$717,644	5.20%	100.0%

Purchased loans included above:
Fixed-Rate:
Correspondent	$30,228	5.07%		$46,975	5.36%
Nationwide	2,338	5.05		256	4.38
Adjustable-Rate:
Correspondent	17,191	4.46		11,100	5.48
Nationwide	41,750	3.49		191,313	5.00
Total purchased loans	$91,507	4.23%		$249,644	5.09%

Total originations, refinances and purchases were lower than the prior year six month period due to a reduction in the volume of purchases from nationwide lenders and refinances.  Management has been purchasing fewer loans pursuant to the Bank’s nationwide purchase loan program during fiscal year 2010 due to the availability of loans meeting our underwriting criteria from our existing lender relationships. The reduction in refinances was due to mortgage rates remaining at approximately the same level as the prior year so borrowers did not have as much incentive to refinance their mortgage loans.

In an effort to offset the impact of repayments and to retain our customers, the Bank offers existing loan customers whose loans have not been sold to third parties who have been current on their contractual loan payments for the previous 12 months the opportunity to modify their original loan terms to new loan terms generally consistent with those currently being offered.  During the six months ended March 31, 2010 and 2009, the Bank modified $209.3 million and $593.2 million loans, respectively, with a weighted average rate decrease of 86 basis points and 84 basis points, respectively.  Loan modification activity is not included in the tables above because a new loan is not generated at the time of modification.

The Bank generally prices its first mortgage loan products based on secondary market and competitor pricing.  During the six months ended March 31, 2010, the average rate offered on the Bank’s 30-year fixed-rate one- to four-family loans, with no points paid by the borrower, was approximately 150 basis points above the average 10-year Treasury rate, while the average rate offered on the Bank’s 15-year fixed-rate one- to four-family loans was approximately 90 basis points above the average 10-year Treasury rate.

The following table summarizes the activity in the loan portfolio for the periods indicated, excluding changes in loans in process, deferred fees and ALLL.  Loans that were paid-off as a result of refinances are included in “repayments.”  Purchased loans include purchases from correspondent and nationwide lenders.  Loan modification activity is not included in the activity in the following table because a new loan is not generated at the time of modification.  See modification activity for the six months ended March 31, 2010 on the previous page.  The modified balance and rate are included in the ending loan portfolio balance and rate.
	For the Three Months Ended
	March 31, 2010		December 31, 2009		September 30, 2009		June 30, 2009
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$5,463,744	5.23%	$5,646,950	5.29%	$5,587,130	5.36%	$5,422,798	5.50%
Originations and refinances
Fixed	107,694	4.93	156,507	4.95	255,441	5.07	325,640	4.96
Adjustable	38,779	4.44	37,885	4.57	37,948	4.75	32,652	4.78
Purchases
Fixed	12,417	5.03	20,149	5.09	24,670	5.08	37,912	5.11
Adjustable	14,011	4.03	44,930	3.69	11,662	4.82	9,544	5.04
Repayments	(208,015)		(243,087)		(262,408)		(322,104)
Transfer of loans to LHFS, net (1)	--		(194,759)		--		81,190
Other (2)	(3,172)		(4,831)		(7,493)		(502)
Ending balance	$5,425,458	5.19%	$5,463,744	5.23%	$5,646,950	5.29%	$5,587,130	5.36%

	For the Six Months Ended
	March 31, 2010		March 31, 2009
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Beginning balance	$5,646,950	5.29%	$5,379,845	5.66%
Originations and refinances
Fixed	264,201	4.94	407,294	5.28
Adjustable	76,664	4.50	60,706	5.07
Purchases
Fixed	32,566	5.07	47,231	5.35
Adjustable	58,941	3.77	202,413	5.02
Repayments	(451,102)		(495,265)
Transfer of loans to LHFS, net (1)	(194,759)		(175,862)
Other (2)	(8,003)		(3,564)
Ending balance	$5,425,458	5.19%	$5,422,798	5.50%
(1)	“Transfer of loans to LHFS” in the December 31, 2009 quarter and the six months ended March 31, 2010 includes loans with a principal balance of $194.8 million related to the loan swap transaction.
                                 (2)  “Other” consists of transfers to REO, modification fees advanced, and reductions in commitments.

The following table presents the Company’s loan portfolio at the dates indicated.

	March 31, 2010			December 31, 2009			September 30, 2009
	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total	Amount	Average Rate	% of Total
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$5,122,227	5.16%	94.4%	$5,155,773	5.21%	94.4%	$5,321,935	5.26%	94.2%
Multi-family and commercial	70,447	6.18	1.3	71,395	6.18	1.3	80,493	6.01	1.4
Construction	34,297	5.11	0.6	33,403	5.15	0.6	39,535	5.20	0.7
Total real estate loans	5,226,971	5.17	96.3	5,260,571	5.22	96.3	5,441,963	5.27	96.3

Consumer Loans:
Home equity	189,959	5.61	3.5	193,987	5.60	3.5	195,557	5.63	3.5
Other	8,528	5.86	0.2	9,186	6.00	0.2	9,430	6.11	0.2
Total consumer loans	198,487	5.62	3.7	203,173	5.62	3.7	204,987	5.65	3.7
Total loans receivable	5,425,458	5.19%	100.0%	5,463,744	5.23%	100.0%	5,646,950	5.29%	100.0%

Less:
Undisbursed loan funds	18,995			17,089			20,649
Unearned loan fees and deferred costs	10,872			10,525			12,186
ALLL	14,739			12,207			10,150
Total loans receivable, net	$5,380,852			$5,423,923			$5,603,965

The following table presents the contractual maturity of our loan portfolio at March 31, 2010.  Loans which have adjustable interest rates are shown as maturing in the period during which the contract is due.  The table does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

	Real Estate						Consumer
			Multi-family and		Construction
	One- to Four-Family		Commercial		and Development(2)		Home Equity (3)		Other		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Amounts due:
Within one year(1)	$1,884	6.01%	$8,148	5.95%	$17,867	5.16%	$3,826	4.06%	$1,063	5.22%	$32,788	5.28%

After one year:
Over one to two	5,100	5.58	168	6.24	16,430	5.05	1,493	4.79	989	8.07	24,180	5.28
Over two to three	13,612	5.34	5,126	6.26	--	0.00	1,912	5.15	1,142	6.49	21,792	5.60
Over three to five	35,927	5.32	182	6.03	--	0.00	3,394	5.34	4,981	5.22	44,484	5.31
Over five to ten	461,425	5.17	25,108	6.16	--	0.00	33,522	5.12	325	8.73	520,380	5.22
Over 10 to 15	878,508	4.95	20,732	6.23	--	0.00	57,869	4.87	28	6.50	957,137	4.97
After 15 years	3,725,771	5.21	10,983	6.27	--	0.00	87,943	6.38	--	0.00	3,824,697	5.24
Total due after one year	5,120,343	5.16	62,299	6.21	16,430	5.05	186,133	5.64	7,465	5.95	5,392,670	5.19

Total loans	$5,122,227	5.16%	$70,447	6.18%	$34,297	5.11%	$189,959	5.61%	$8,528	5.86%	5,425,458	5.19%

Less:
Undisbursed loan funds											18,995
Unearned loan fees and deferred costs											10,872
ALLL											14,739
Total loans receivable, net											$5,380,852

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

The following table presents, as of March 31, 2010, the amount of loans, net of undisbursed loan funds, due after March 31, 2011, and whether these loans have fixed or adjustable interest rates.

	Fixed	Adjustable	Total
	(Dollars in thousands)
Real Estate Loans:
One- to four-family	$4,101,312	$1,019,031	$5,120,343
Multi-family and commercial	59,855	2,444	62,299
Construction	15,700	730	16,430
Consumer Loans:
Home equity	51,727	134,406	186,133
Other	3,538	3,927	7,465
Total	$4,232,132	$1,160,538	$5,392,670

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

For one- to four-family loans and home equity loans, when a borrower fails to make a loan payment 15 days after the due date, a late charge is assessed and a notice is mailed.  All delinquent balances are reviewed by collection personnel once the loan is 16 or more days past due.  Attempts to contact the borrower occur by personal letter and, if no response is received, by telephone, with the purpose of establishing repayment arrangements for the borrower to bring the loan current.  Repayment arrangements must be approved by a designated bank officer.  Once a loan becomes 90 days delinquent, a demand letter is issued requiring the loan to be brought current or foreclosure procedures will be implemented.  Once a loan becomes 120 days delinquent, and an acceptable repayment plan has not been established, the loan is forwarded to legal counsel to initiate foreclosure.  We also monitor whether mortgagors who filed for bankruptcy are meeting their obligation to pay the mortgage debt in accordance with the terms of the bankruptcy petition.

We monitor delinquencies on our purchased loan portfolio with reports we receive from the servicers.  We monitor these servicer reports to ensure that the servicer is upholding the terms of the servicing agreement.  The reports generally provide total principal and interest due and length of delinquency, and are used to prepare monthly management reports and perform delinquent loan trend analysis.  Management also utilizes information from the servicers to monitor property valuations and identify the need to record SVAs.  The servicers handle collection efforts per the terms of the servicing agreement.  In the event of a foreclosure, the servicer obtains our approval prior to initiating foreclosure proceedings, and handles all aspects of the repossession and disposition of the repossessed property, which is also governed by the terms of the servicing agreement.

The following matrix shows the balance of one- to four-family mortgage loans as of March 31, 2010 cross-referenced by LTV ratio and credit score.  The LTV ratios used in the matrix were based on the current loan balance and the most recent bank appraisal available, or the lesser of the purchase price or original appraisal.  In most cases, the most recent appraisal was obtained at the time of origination.  The LTV ratios based upon appraisals obtained at the time of origination may not necessarily indicate the extent to which we may incur a loss on any given loan that may go into foreclosure as the value of the underlying collateral may have declined since the time of origination.  Credit scores were most recently updated in March 2010.  Management will continue to update credit scores as deemed necessary based upon economic conditions.  Per the matrix, the greatest concentration of loans fall into the “751 and above” credit score category and have a LTV ratio of less than 70%.  The loans falling into the “less than 660” credit score category and having LTV ratios of more than 80% comprise the lowest concentration.  The average LTV ratio and credit score for our one- to four-family purchased loans at March 31, 2010 was 58% and 742, respectively.  The average LTV ratio and credit score for our one- to four-family originated loans at March 31, 2010 was 67% and 761, respectively.

	Credit Score
	Less than 660		661 to 700		701 to 750		751 and above		Total
		% of		% of		% of		% of		% of
LTV ratio	Amount	total	Amount	total	Amount	total	Amount	total	Amount	total
	(Dollars in thousands)
Less than 70%	$133,630	2.6%	$136,135	2.7%	$403,122	7.9%	$1,955,340	38.2%	$2,628,227	51.4%
70% to 80%	117,013	2.3	130,160	2.5	337,747	6.6	1,158,967	22.6	1,743,887	34.0
More than 80%	71,560	1.4	72,568	1.4	195,104	3.8	410,881	8.0	750,113	14.6
Total	$322,203	6.3%	$338,863	6.6%	$935,973	18.3%	$3,525,188	68.8%	$5,122,227	100.0%

Delinquent and non-performing loans and REO
The following tables present the Company’s 30 to 89 day delinquent loans, non-performing loans, and REO at the dates indicated.  Purchased loans include loans purchased from nationwide lenders.  Non-performing loans are non-accrual loans that are 90 or more days delinquent or are in the process of foreclosure.  At all dates presented, there were no loans 90 or more days delinquent that were still accruing interest.  TDRs are not included in delinquent or non-performing loans unless the restructured loans are 30-89 days or 90 or more days delinquent.  Non-performing assets include non-performing loans and REO.

	March 31,		December 31,		September 30,		June 30,		March 31,
	2010		2009		2009		2009		2009
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
30 to 89 days delinquent	(Dollars in thousands)
One- to four-family:
Originated	143	$14,574	184	$19,468	159	$15,488	140	$12,981	115	$13,459
Purchased	39	9,846	44	11,464	41	10,556	49	13,225	43	9,698
Multi-family and commercial	--	--	1	5	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--	--	--
Consumer Loans:
Home equity	35	670	49	1,021	40	708	38	746	33	611
Other	13	62	24	114	15	89	15	98	9	50
	230	$25,152	302	$32,072	255	$26,841	242	$27,050	200	$23,818
30 to 89 days delinquent
as a percentage of total loans		0.47%		0.59%		0.48%		0.49%		0.44%

	March 31,		December 31,		September 30,		June 30,		March 31,
	2010		2009		2009		2009		2009
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Non-performing loans:
One- to four-family:
Originated	107	$9,892	104	$10,040	99	$9,248	108	$11,332	96	$9,748
Purchased	76	23,407	70	21,912	70	21,259	59	17,270	45	12,158
Multi-family and commercial	--	--	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--	--	--
Consumer Loans:
Home equity	41	720	32	516	22	367	29	448	26	407
Other	6	18	6	9	8	45	7	60	6	58
	230	34,037	212	32,477	199	30,919	203	29,110	173	22,371

Non-performing loans
as a percentage of total loans		0.63%		0.60%		0.55%		0.53%		0.42%

REO:
One- to four-family:
Originated (1)	59	5,450	50	4,726	48	5,702	35	3,950	42	4,119
Purchased	8	1,411	9	1,911	8	1,702	5	1,127	10	1,705
Multi-family and commercial	--	--	--	--	--	--	--	--	--	--
Construction	--	--	--	--	--	--	--	--	--	--
Consumer Loans:
Home equity	--	--	--	--	--	--	--	--	--	--
Other	--	--	--	--	--	--	--	--	--	--
	67	6,861	59	6,637	56	7,404	40	5,077	52	5,824

Total non-performing assets	297	$40,898	271	$39,114	255	$38,323	243	$34,187	225	$28,195

Non-performing assets
as a percentage of total assets		0.48%		0.47%		0.46%		0.41%		0.34%

 (1)  Real estate related consumer loans where we also hold the first mortgage are included in the one- to four-family category as the underlying collateral is one- to four-family property.

The following table presents the average percentage of one- to four-family loans, by principal balance, that entered the 30-89 days delinquent category during the past 12 months that paid off, returned to performing status, stayed 30-89 days delinquent, or progressed to the non-performing or REO categories. Purchased loans include loans purchased from nationwide lenders.

			30-89 Days	Non-
	Paid Off	Performing	Delinquent	Performing	REO	Total
Originated	5.0%	38.7%	36.1%	18.3%	1.9%	100.0%
Purchased	3.9%	21.9%	39.3%	33.3%	1.6%	100.0%

Total Portfolio Average	4.5%	31.5%	37.5%	24.8%	1.7%	100.0%

Non-performing loans increased $3.1 million from $30.9 million at September 30, 2009 to $34.0 million at March 31, 2010.  The balance of non-performing loans continues to remain at historically high levels due to the continued elevated level of unemployment coupled with the decline in real estate values, particularly in some of the states in which we have purchased loans.  At March 31, 2010, one- to four-family non-performing loans with LTV ratios greater than 80% comprised 14% of total non-performing loans.  At origination, these loans generally had LTV ratios less than 80%, but as a result of declines in real estate values as reflected in updated appraisals, the LTV ratios are now in excess of 80%.  Of these loans, 65% have PMI which reduces or eliminates the Bank’s exposure to loss.  The balance of one- to four-family non-performing loans with LTV ratios greater than 80% with no PMI was $1.6 million at March 31, 2010.

The following table presents the year of origination for originated and purchased one- to four-family loans, and the origination year for non-performing originated and purchased one- to four-family loans at March 31, 2010.  Purchased loans include loans purchased from nationwide lenders.  The origination date for modified loans is based on when the loan was originated, not the modification date.

Origination				Originated	Purchased
Calendar	Originated	Purchased		Non-Performing	Non-Performing
Year	Loans	Loans	Total	Loans	Loans	Total
	(Dollars in thousands)
2002 and prior	$710,517	$14,819	$725,336	$3,544	$529	$4,073
2003	395,457	32,969	428,426	661	657	1,318
2004	306,987	210,991	517,978	1,709	6,111	7,820
2005	397,060	203,949	601,009	694	15,449	16,143
2006	420,836	19,702	440,538	2,071	661	2,732
2007	545,004	173	545,177	1,213	-	1,213
2008	614,646	79,381	694,027	-	-	-
2009	942,614	83,721	1,026,335	-	-	-
2010	136,884	6,517	143,401	-	-	-
	$4,470,005	$652,222	$5,122,227	$9,892	$23,407	$33,299

The following table presents the top twelve states where our one- to four-family mortgages are located, and the corresponding balance of 30-89 day delinquent loans, non-performing loans and the weighted average LTV ratios for non-performing loans at March 31, 2010.  The LTV ratios were based on the current loan balance and the most recent appraisal available, or the lesser of the purchase price or original appraisal.

			Loans 30 to 89
	One- to Four-Family		Days Delinquent		Non-Performing Loans
State	Balance	% of Total	Balance	% of Total	Balance	% of Total	Average LTV
	(Dollars in thousands)

Kansas	$3,721,177	72.7%	$11,703	47.8%	$8,636	25.9%	77%
Missouri(1)	770,429	15.0	3,700	15.2	1,278	3.8	113
Illinois	74,752	1.5	432	1.8	3,416	10.3	68
Texas	51,654	1.0	125	0.5	390	1.2	74
New York	48,179	0.9	1,677	6.9	720	2.2	80
Florida	46,541	0.9	612	2.5	3,648	11.0	71
Colorado	35,169	0.7	321	1.3	508	1.5	78
Arizona	31,629	0.6	1,271	5.2	3,120	9.4	74
Connecticut	29,866	0.6	--	--	150	0.4	67
Virginia	29,406	0.6	567	2.3	1,405	4.2	70
New Jersey	26,950	0.5	--	--	358	1.1	59
Minnesota	26,703	0.5	796	3.3	129	0.4	70
Other states	229,772	4.5	3,216	13.2	9,541	28.6	70
	$5,122,227	100.0%	$24,420	100.0%	$33,299	100.0%	74%

(1) We recently received an updated appraisal on a non-performing Missouri loan which resulted in a LTV ratio significantly in excess of 100% for this loan.   The related SVA is the current loan balance less the estimated fair value of the collateral and the estimated costs to sell.   If this loan is excluded, the weighted average LTV ratio for non-performing Missouri loans would be 99%.

Impaired loans
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement.  Impaired loans totaled $53.6 million at March 31, 2010, compared to $41.4 million at September 30, 2009.  All TDRs that have not been performing under the new terms for 12 consecutive months and non-accrual loans are considered to be impaired loans.

A TDR is the situation where, due to a borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise have considered.  The majority of the Bank’s TDRs involve a restructuring of loan terms such as a temporary reduction in the payment amount to require only interest and escrow (if required) and extending the maturity date of the loan.  TDRs are not reported as non-performing loans, unless the restructured loans are more than 90 days delinquent.  At March 31, 2010, the balance of TDRs included in the impaired loan balance at March 31, 2010 was $20.5 million, of which 88%, or $18.0 million, were originated loans.  Of the $20.5 million, $1.1 million was greater than 90 days delinquent and was included in the non-performing loan balance at March 31, 2010.  Loans are removed from the TDR classification after 12 consecutive months of satisfactory repayment performance under the modified loan terms.

Classified assets
In accordance with our asset classification policy, we regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  The following table sets forth the balance of assets, less SVAs, classified as special mention or substandard at March 31, 2010.  At March 31, 2010, we had no assets, less SVAs, classified as doubtful or loss.  Definitions of these classification categories are continued in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 under “Item 1. Business – Asset Quality – Classified Assets.”  Purchased loans and purchased REO represent loans purchased from nationwide lenders.

	Special Mention		Substandard
	Number	Amount	Number	Amount
	(Dollars in thousands)
Real Estate Loans:
One- to four-family
Originated	73	$12,225	142	$15,300
Purchased	2	610	80	20,960
Multi-family and commercial	1	8,131	--	--
Construction	--	--	--	--
Consumer Loans:
Home equity	6	69	48	1,064
Other	--	--	8	53
Total loans	82	21,035	278	37,377

REO
Originated	--	--	59	5,450
Purchased	--	--	8	1,411
Total REO	--	--	67	6,861

Trust preferred securities	--	--	1	3,064

Total classified assets	82	$21,035	346	$47,302

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

	For the Three Months Ended			For the Six Months Ended
	March 31,	December 31,	March 31,	March 31,
	2010	2009	2009	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$12,207	$10,150	$6,137	$10,150	$5,791
Charge-offs:
One- to four-family loans--originated	142	39	12	181	22
One- to four-family loans--purchased	693	856	766	1,549	948
Multi-family and commercial loans	--	--	--	--	--
Construction	--	--	--	--	--
Home equity	--	23	--	23	13
Other consumer loans	5	5	2	10	--
Total charge-offs	840	923	780	1,763	983
Recoveries
One- to four-family loans--originated	--	--	--	--	--
One- to four-family loans--purchased	172	--	--	172	--
Multi-family and commercial loans	--	--	--	--	--
Construction	--	--	--	--	--
Home equity	--	--	--	--	--
Other consumer loans	--	--	--	--	--
Recoveries	172	--	--	172	--
Net charge-offs	668	923	780	1,591	983
ALLL on loans in the loan swap transaction	--	(135)	--	(135)	--
Provision for loan losses	3,200	3,115	2,107	6,315	2,656
Balance at end of period	$14,739	$12,207	$7,464	$14,739	$7,464

Ratio of net charge-offs during the period to
average loans outstanding during the period	0.01%	0.02%	0.01%	0.03%	0.02%

Ratio of net charge-offs during the period to
average non-performing assets	1.67%	2.39%	3.01%	4.02%	5.46%

ALLL to non-performing loans	43.30%	37.59%	33.36%

ALLL to loans receivable, net	0.27%	0.23%	0.14%

Historically, our charge-offs have been low due to our low level of non-performing loans and the amount of underlying equity in the properties collateralizing one- to four-family loans.  The increase in non-performing loans and the decline in real estate and housing markets have resulted in higher charge-offs, specifically related to purchased loans.  However, the overall amount of charge-offs has not been significant because of our strict underwriting standards and the relative economic stability of the geographic areas in which the Bank originates loans.

Provisions for loan losses are charged to income in order to maintain the ALLL at a level management considers adequate to absorb known and inherent losses in the loan portfolio.  Our ALLL methodology considers a number of quantitative and qualitative factors, including the trend and composition of our delinquent and non-performing loans, historical losses/net charge-offs, and the status and trends of the local and national economies and housing markets.  The amount of the ALLL is based on estimates, and the ultimate losses may vary from such estimates as more information becomes available or conditions change.  See “Critical Accounting Policies – Allowance for Loan Losses.”  The $6.3 million provision for loan loss recorded in the current fiscal year primarily reflects increases in the level of certain factors in our general valuation allowance model to account for lingering negative economic conditions and the relatively recent loss experience on our purchased loan portfolio.  Despite the current economic operating environment and some deterioration in our portfolio, particularly the purchased loan portfolio, our credit quality continued to compare favorably to the industry and our peers.  Although management believes the ALLL is established and maintained at adequate levels, additions may be necessary if economic conditions fail to improve or if other conditions differ substantially from the current operating environment.

The following table presents the Company’s allocation of the ALLL to each respective loan category at March 31, 2010 and September 30, 2009.

	At				At
	March 31, 2010				September 30, 2009
	Amount of	% of ALLL	Total	% of Loans	Amount of	% of ALLL	Total	% of Loans
	ALLL	to Total ALLL	Loans	to Total Loans	ALLL	to Total ALLL	Loans	to Total Loans
	(Dollars in thousands)
One- to four-family:
Originated	$4,061	27.5%	$4,470,202	82.4%	$3,604	35.5%	$4,625,065	81.9%
Purchased	10,105	68.6	652,025	12.0	5,972	58.8	696,870	12.3
Multi-family and commercial	291	2.0	70,447	1.3	227	2.2	80,493	1.4
Construction	10	0.1	34,297	0.6	22	0.2	39,535	0.7
Home equity	207	1.4	189,959	3.5	268	2.7	195,557	3.5
Other consumer	65	0.4	8,528	0.2	57	0.6	9,430	0.2
	$14,739	100.0%	$5,425,458	100.0%	$10,150	100.0%	$5,646,950	100.0%

Securities.  The following table presents the distribution of our MBS and investment securities portfolios, at amortized cost, at the dates indicated.  Overall, fixed-rate securities comprised 68% of these portfolios at March 31, 2010.  The WAL is the estimated remaining maturity after projected prepayment speeds and projected call option assumptions have been applied.  The decrease in the WAL between September 30, 2009 and March 31, 2010 was due primarily to the purchase of shorter-term securities, which were purchased with principal repayments from MBS securities which generally had longer WALs than the securities purchased.  The decrease in the yield between September 30, 2009 and March 31, 2010 was primarily a result of prepayments of MBS with yields higher than that of the MBS portfolio which were reinvested in lower-yielding securities. Yields on tax-exempt securities are not calculated on a taxable equivalent basis.

	March 31, 2010			September 30, 2009			March 31, 2009
	Balance	WAL	Yield	Balance	WAL	Yield	Balance	WAL	Yield
	(Dollars in thousands)
Fixed-rate securities:
MBS	$858,308	3.09	4.80%	$976,895	3.37	4.81%	$1,105,095	4.03	4.84%
GSE debentures	894,985	0.99	1.67	404,137	0.86	1.74	152,067	0.75	1.68
Municipal bonds	71,807	3.36	2.99	73,194	3.53	3.01	60,537	4.27	3.31
Total fixed-rate securities	1,825,100	2.07	3.20	1,454,226	2.68	3.87	1,317,699	3.66	4.41

Adjustable-rate securities:
MBS	849,431	5.08	3.61	960,718	6.00	4.02	1,057,683	7.15	4.60
Trust preferred securities	3,748	27.23	1.92	3,774	27.73	1.96	3,812	28.23	2.98
Total adjustable-rate securities	853,179	5.20	3.60	964,492	6.11	4.01	1,061,495	7.25	4.59
Total investment portfolio, at amortized cost	$2,678,279	3.07	3.33%	$2,418,718	4.05	3.92%	$2,379,194	5.26	4.49%

The following table sets forth the composition of our MBS and investment securities portfolios at the dates indicated.  At March 31, 2010 our MBS and investment securities portfolios did not contain securities of any issuer with an aggregate book value in excess of 10% of our stockholders’ equity, excluding those issued or sponsored by the U.S. government.

	March 31, 2010			September 30, 2009			March 31, 2009
	Carrying	% of	Fair	Carrying	% of	Fair	Carrying	% of	Fair
	Value	Total	Value	Value	Total	Value	Value	Total	Value
	(Dollars in thousands)
AFS securities:
MBS	$1,212,991	89.6%	$1,212,991	$1,389,211	85.5%	$1,389,211	$1,531,916	90.7%	$1,531,916
GSE debentures	136,094	10.0	136,094	229,875	14.2	229,875	151,989	9.0	151,989
Municipal bonds	2,735	0.2	2,735	2,799	0.2	2,799	2,739	0.2	2,739
Trust preferred securities	3,064	0.2	3,064	2,110	0.1	2,110	1,822	0.1	1,822
Total AFS securities	1,354,884	100.0	1,354,884	1,623,995	100.0	1,623,995	1,688,466	100.0	1,688,466

HTM securities:
MBS	544,319	39.7	566,397	603,256	71.0	627,829	672,453	92.1	689,454
GSE debentures	759,389	55.3	760,380	175,394	20.7	175,929	--	--	--
Municipal bonds	69,149	5.0	70,732	70,526	8.3	73,000	57,860	7.9	58,889
Total HTM securities	1,372,857	100.0	1,397,509	849,176	100.0	876,758	730,313	100.0	748,343

	$2,727,741		$2,752,393	$2,473,171		$2,500,753	$2,418,779		$2,436,809

The composition and maturities of the investment and MBS portfolio at March 31, 2010 are indicated in the following table by remaining contractual maturity, without consideration of call features or pre-refunding dates.  Yields on tax-exempt investments are not calculated on a taxable equivalent basis.

	1 year or less		More than 1 to 5 years		More than 5 to 10 years		Over 10 years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Fair
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value
	(Dollars in thousands)
AFS securities:
MBS	$--	--%	$--	--%	$140,687	4.97%	$1,072,304	4.29%	$1,212,991	4.37%	$1,212,991
GSE debentures	25,750	1.57	110,344	1.60	--	--	--	--	136,094	1.59	136,094
Municipal bonds	--	--	587	3.58	914	3.72	1,234	3.90	2,735	3.77	2,735
Trust preferred securities	--	--	--	--	--	--	3,064	1.92	3,064	1.92	3,064
Total AFS securities	25,750	1.57	110,931	1.61	141,601	4.96	1,076,602	4.28	1,354,884	4.08	1,354,884

HTM Securities:
MBS	--	--	--	--	299,920	4.40	244,399	3.23	544,319	3.87	566,397
GSE debentures	--	--	759,389	1.68	--	--	--	--	759,389	1.68	760,380
Municipal bonds	1,676	3.07	20,452	2.52	34,240	3.23	12,781	2.94	69,149	2.96	70,732
Total HTM securities	1,676	3.07	779,841	1.70	334,160	4.28	257,180	3.22	1,372,857	2.61	1,397,509

	$27,426	1.66%	$890,772	1.69%	$475,761	4.48%	$1,333,782	4.08%	$2,727,741	3.34%	$2,752,393

Mortgage-Backed Securities

The balance of MBS, which primarily consists of securities of U.S. GSEs, decreased $235.2 million from $1.99 billion at September 30, 2009 to $1.76 billion at March 31, 2010.  The decrease in the balance was a result of the majority of the cash flows from the MBS portfolio being reinvested into the investment securities portfolio.

During the first quarter of fiscal year 2010, MBS with a fair value of $192.7 million were received in conjunction with the loan swap transaction.  As previously discussed, the related MBS were sold for a $6.5 million gain.  The proceeds from the sale were primarily used to purchase investment securities with terms shorter than that of the mortgage loans that were swapped.  The loan swap transaction was primarily undertaken for interest rate risk management purposes.

The following table provides a summary of the activity in our portfolio of MBS for the periods presented.  The yields and WAL for purchases are presented as recorded at the time of purchase.  The yields for the beginning and ending balances are as of the period presented and are generally derived from recent prepayment activity on the securities in the portfolio as of the dates presented.  The weighted average yield of the MBS portfolio decreased between March 31, 2010 and September 30, 2009 due primarily to the maturity and repayment of securities with higher yields than the overall portfolio and adjustable-rate MBS resetting to lower coupons due to a decline in related indices.  The beginning and ending WAL is the estimated remaining maturity after projected prepayment speeds have been applied.  The decrease in the WAL at March 31, 2010 compared to September 30, 2009 was due to principal repayments of securities with WALs greater than the remaining portfolio and the passing of time.

	For the Three Months Ended
	March 31, 2010			December 31, 2009			September 30, 2009			June 30, 2009
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance	$1,877,969	4.34%	5.09	$1,992,467	4.42%	4.67	$2,100,998	4.59%	4.55	$2,204,369	4.72%	5.55
Maturities and repayments	(121,635)			(112,380)			(142,182)			(155,168)
Sale of securities, net of gains	--			(192,690)			--			--
Net amortization of premiums/(discounts)	(499)			(392)			(366)			(189)
Purchases:
Fixed	2,042	4.18	7.08	2,990	4.10	7.48	18,539	2.80	3.03	3,217	4.34	8.49
Adjustable	--	--	--	--	--	--	--	--	--	50,983	2.83	3.58
Fair value of securities received in loan swap transaction	--			192,690			--			--
Change in valuation on AFS securities	(567)			(4,716)			15,478			(2,214)
Ending balance	$1,757,310	4.21%	4.07	$1,877,969	4.34%	5.09	$1,992,467	4.42%	4.67	$2,100,998	4.59%	4.55

	For the Six Months Ended
	March 31, 2010			March 31, 2009
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance	$1,992,467	4.42%	4.67	$2,234,339	4.82%	5.05
Maturities and repayments	(234,015)			(197,582)
Sale of securities, net of gains	(192,690)			--
Net amortization of premiums/(discounts)	(891)			73
Purchases:
Fixed	5,032	4.13	7.32	--	--	--
Adjustable	--	--	--	118,469	2.68	1.90
Fair value of securities received in loan swap transaction	192,690			--
Change in valuation on AFS securities	(5,283)			49,070
Ending balance	$1,757,310	4.21%	4.07	$2,204,369	4.72%	5.55

Investment Securities

Investment securities, which consist primarily of U.S. GSE debentures (primarily issued by Federal National Mortgage Association (“FNMA”), FHLMC, or FHLB) and municipal investments, increased $489.7 million, from $480.7 million at September 30, 2009 to $970.4 million at March 31, 2010.  The increase in the balance was a result of purchases of $611.7 million of investment securities with a WAL of 1.09 years at the time of purchase.  If market rates were to rise, the short-term nature of these securities may allow management the opportunity to reinvest the maturing funds at a higher rate.

The following tables provide a summary of the activity of investment securities for the periods presented.  The yields for the beginning and ending balances are as of the first and last days of the periods presented.  The decrease in the yield at March 31, 2010 compared to September 30, 2009 was a result of purchases of securities with yields lower than the overall portfolio yield.  The beginning and ending WAL represent the estimated remaining maturity of the securities after projected call dates have been considered, based upon market rates at each date presented.  The WAL at March 31, 2010 decreased from September 30, 2009 due to the purchase of securities with WALs shorter than the existing portfolio.
	For the Three Months Ended
	March 31, 2010			December 31, 2009			September 30, 2009			June 30, 2009
	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance	$651,943	2.05%	1.65	$480,704	1.93%	1.53	$322,166	1.84%	2.02	$214,410	2.16%	2.32
Maturities and calls	(119,103)			(1,033)			(25,128)			(25,036)
Net amortization of premiums/discounts	(1,053)			(1,061)			(901)			(685)
Purchases:
Fixed	438,254	1.36	1.02	173,431	2.39	1.25	183,391	1.95	2.17	133,047	1.41	1.10
Adjustable	--	--	--	--	--	--	--	--	--	--	--	--
Change in valuation of AFS securities	390			(98)			1,176			430
Ending balance	$970,431	1.76%	1.29	$651,943	2.05%	1.65	$480,704	1.93%	1.53	$322,166	1.84%	2.02

	For the Six Months Ended
	March 31, 2010			March 31, 2009
	Amount	Yield	WAL	Amount	Yield	WAL
	(Dollars in thousands)
Beginning balance	$480,704	1.93%	1.53	$142,359	3.94%	6.06
Maturities and calls	(120,136)			(59,596)
Net amortization of premiums/discounts	(2,114)			(576)
Purchases:
Fixed	611,685	1.65	1.09	132,115	1.64	1.05
Adjustable	--	--	--	--	--	--
Change in valuation of AFS securities	292			108
Ending balance	$970,431	1.76%	1.29	$214,410	2.16%	2.32

Liabilities.   Total liabilities increased $77.0 million from $7.46 billion at September 30, 2009 to $7.54 billion at March 31, 2010, due primarily to an increase in deposits of $90.5 million.

Deposits

The following table presents the amount, average rate and percentage of total deposits for checking, savings, money market and certificates for the periods presented.

	At			At			At			At
	March 31, 2010			December 31, 2009			September 30, 2009			June 30, 2009
		Average	% of		Average	% of		Average	% of		Average	% of
	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total	Amount	Rate	Total
	(Dollars in thousands)
Checking	$493,929	0.13%	11.4%	$491,619	0.13%	11.7%	$439,975	0.17%	10.4%	$446,431	0.21%	10.7%
Savings	239,651	0.54	5.6	225,383	0.56	5.3	226,396	0.66	5.4	230,161	0.72	5.5
Money market	934,071	0.72	21.6	888,131	0.73	21.0	848,157	0.82	20.1	841,522	0.88	20.2
Certificates	2,651,415	2.66	61.4	2,622,119	2.83	62.0	2,714,081	3.09	64.1	2,657,137	3.30	63.6
Total deposits	$4,319,066	1.83%	100.0%	$4,227,252	1.95%	100.0%	$4,228,609	2.20%	100.0%	$4,175,251	2.34%	100.0%

At March 31, 2010, there were no brokered deposits, as the remaining brokered deposits matured during the quarter ended December 31, 2009, compared to $71.5 million in brokered deposits at September 30, 2009.  The Bank is currently accepting brokered deposits with maturities ranging from 3 to 5 years.  As of March 31, 2010, $103.8 million in certificates were public unit deposits, compared to $91.5 million in public unit deposits at September 30, 2009.  Management will continue to monitor the wholesale deposit market for attractive opportunities.

The following tables set forth maturity information for our certificate of deposit portfolio at March 31, 2010.

	Amount Due
		More than	More than
	1 year	1 year to	2 to 3	More than
	or less	2 years	years	3 years	Total
	(Dollars in thousands)

0.00 – 0.99%	$143,414	$39	$40	$--	$143,493
1.00 – 1.99%	518,837	181,360	12,170	--	712,367
2.00 – 2.99%	404,990	172,205	83,761	120,975	781,931
3.00 – 3.99%	151,695	277,788	125,006	61,130	615,619
4.00 – 4.99%	158,115	78,472	17,741	1,159	255,487
5.00 – 5.99%	141,236	446	--	--	141,682
6.00 – 6.99%	836	--	--	--	836
	$1,519,123	$710,310	$238,718	$183,264	$2,651,415

Weighted average maturity:					1.12 years

	Maturity
		Over	Over
	3 months	3 to 6	6 to 12	Over
	or less	months	months	12 months	Total
	(Dollars in thousands)

Certificates of deposit less than $100,000	$302,055	$278,901	$460,825	$839,283	$1,881,064
Certificates of deposit of $100,000 or more	165,163	126,800	185,379	293,009	770,351
Total certificates of deposit	$467,218	$405,701	$646,204	$1,132,292	$2,651,415

Borrowings

The following table presents the maturity of FHLB advances, at par, and repurchase agreements as of March 31, 2010.  The balance of FHLB advances excludes the deferred gain on the terminated interest rate swaps and the deferred prepayment penalty.  Management will continue to monitor the Bank’s investment opportunities and balance those opportunities with the cost of FHLB advances or other funding sources.

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

The following table presents the maturity of FHLB advances and repurchase agreements for the next four quarters as of March 31, 2010.

		Weighted
		Average
Maturity by		Contractual
Quarter End	Amount	Rate
	(Dollars in thousands)
June 30, 2010	$100,000	3.94%
September 30, 2010	295,000	4.46
December 31, 2010	300,000	4.55
March 31, 2011	25,000	2.94
	$720,000	4.37%

The following table sets forth certain information relating to each category of borrowings for which the average short-term balance outstanding during the period was more than 30% of stockholders’ equity at the end of the period.  The maximum balance, average balance, and weighted average interest rate during the period reflect all borrowings that were scheduled to mature within one year at any month-end during the period.  For the periods ended September 30, 2008 and March 31, 2009, there were no repurchase agreements scheduled to mature within one year.
	At or for the Six Months Ended		At or for the Year Ended
	March 31,		September 30,
	2010	2009	2009	2008
	(Dollars in thousands)
FHLB Advances:
Balance at period end	$550,000	$320,000	$350,000	$620,000
Maximum balance outstanding
at any month-end during the period	550,000	795,000	795,000	925,000
Average balance	500,000	528,333	396,250	742,500
Weighted average contracutal
interest rate during the period	4.53%	4.52%	4.54%	4.31%
Weighted average contractual
interest rate at end of period	4.57%	4.37%	4.49%	4.27%

Repurchase Agreements:
Balance at end of period	$170,000	$--	$45,000	$--
Maximum balance outstanding
at any month-end during the period	170,000	--	45,000	--
Average balance	115,833	--	11,250	--
Weighted average contracutal
interest rate during the period	3.73%	--	3.05%	--
Weighted average contractual
interest rate at end of period	3.73%	--	3.05%	--

Stockholders’ Equity.  Stockholders’ equity increased $4.8 million, from $941.3 million at September 30, 2009 to $946.1 million at March 31, 2010.  The increase was due to net income of $35.6 million during fiscal year 2010, partially offset by dividend payments of $27.4 million during the period and a decrease in accumulated other comprehensive income of $3.1 million.

The board of directors approved a new stock purchase plan on January 26, 2010.  Under the new plan, the Company intends to repurchase up to 250,000 shares from time to time, depending on market conditions, at prevailing market prices in open-market and other transactions. The shares would be held as treasury stock for general corporate use.  The plan has no expiration date.

Dividends from the Company are the only source of funds for MHC.  It is expected that MHC will waive future dividends except to the extent they are needed to fund its continuing operations.  The following table shows the number of shares eligible to receive dividends (“public shares”) because of the waiver of dividends by MHC at March 31, 2010.  The unvested shares in the ESOP receive cash equal to the dividends paid on the public shares.  The cash received is applied to the annual debt obligation on the loan taken out by the ESOP from the Company at the time of the mutual-to-stock conversion of the Bank to purchase shares for the ESOP.  These shares are held in trust for a future employee benefit, and are therefore excluded from the calculation of public shares.

Total voting shares outstanding at September 30, 2009	74,099,355
Treasury stock acquisitions	(130,368)
RRP grants	5,000
Options exercised	9,091
Total voting shares outstanding at March 31, 2010	73,983,078
Unvested shares in ESOP	(806,556)
Shares held by MHC	(52,192,817)
Total public shares at March 31, 2010	20,983,705

The following table presents quarterly dividends paid in calendar years 2010, 2009, and 2008.  The dollar amounts represent dividends paid during the quarter.  The actual amount of dividends to be paid during the quarter ending June 30, 2010, as approved by the board of directors on April 20, 2010, will be based upon the number of shares referenced in the table as “dividend shares,” outstanding on the record date of May 7, 2010.  All dividend shares outstanding presented in the table below, except for the quarter ending June 30, 2010, are as of the date of record per the dividend declaration.  For the purposes of the table below, the number of dividend shares for the quarter ending June 30, 2010 is based upon shares outstanding on May 3, 2010.  This does not represent the actual dividend payout, but rather management’s estimate of the number of shares eligible to receive the dividend and the total dividend payout on May 21, 2010.

	Calendar Year
	2010	2009	2008
	(Dollars in thousands, except per share amounts)
Quarter ended March 31
Number of dividend shares	21,478,305	20,874,269	20,660,510
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,739	$10,437	$10,330
Quarter ended June 30
Number of dividend shares	20,991,105	20,892,544	20,661,660
Dividend per share	$0.50	$0.50	$0.50
Total dividends paid	$10,496	$10,446	$10,331
Quarter ended September 30
Number of dividend shares		20,897,844	20,668,519
Dividend per share		$0.50	$0.50
Total dividends paid		$10,448	$10,334
Quarter ended December 31
Number of dividend shares		21,099,982	20,881,157
Dividend per share		$0.50	$0.50
Total dividends paid		$10,550	$10,441
Special year end dividend
Number of dividend shares		21,099,982	20,881,157
Dividend per share		$0.29	$0.11
Total dividends paid		$6,119	$2,297

Calendar year-to-date dividends per share	$1.00	$2.29	$2.11

Operating Results

The following table presents selected income statement information and financial ratios for the quarters indicated.

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Loans receivable	$70,315	$74,526	$74,875	$76,745	$77,446
MBS	18,627	20,754	22,225	24,211	25,088
Investment securities	3,726	2,559	1,973	1,279	955
Other interest and dividend income	1,039	1,048	1,027	843	846
Total interest and dividend income	93,707	98,887	100,100	103,078	104,335

Interest expense:
FHLB advances	24,299	24,819	25,046	25,307	26,653
Deposits	19,776	22,105	24,270	24,705	24,711
Other borrowings	6,949	7,109	7,144	7,144	7,109
Total interest expense	51,024	54,033	56,460	57,156	58,473

Provision for loan losses	3,200	3,115	623	3,112	2,107

Net interest and dividend income
(after provision for loan losses)	39,483	41,739	43,017	42,810	43,755

Other income	6,536	13,131	6,745	8,232	6,936
Other expenses	23,100	22,749	22,989	26,411	21,995
Income tax expense	8,264	11,141	9,935	9,155	10,564
Net income	$14,655	$20,980	$16,838	$15,476	$18,132

Efficiency ratio	46.93%	39.23%	45.63%	48.77%	41.66%

Basic EPS	$0.20	$0.29	$0.23	$0.21	$0.25
Diluted EPS	0.20	0.29	0.23	0.21	0.25
Dividends declared per public share	0.50	0.79	0.50	0.50	0.50

Operating Results for the Six Months Ended March 31, 2010 and 2009.  Net income for the six months ended March 31, 2010 was $35.6 million compared to $34.0 million for the same period in the prior fiscal year.  The $1.6 million increase in net income between periods was a result of an increase in other income of $6.1 million, an increase in net interest income of $457 thousand, and a decrease in income tax expense of $431 thousand, partially offset by an increase in the provision for loan losses of $3.7 million and an increase in other expenses of $1.7 million.

Despite an increase in net interest income, the net interest margin decreased 5 basis points, from 2.19% for the six months ended March 31, 2009 to 2.14% for the six months ended March 31, 2010.  The decrease in the net interest margin was due to an increase in the average balance of interest earning assets at lower yields compared to the six months ended March 31, 2009.

Interest and Dividend Income
Total interest and dividend income for the six months ended March 31, 2010 was $192.6 million compared to $209.6 million for the six months ended March 31, 2009.  The $17.0 million decrease was primarily a result of decreases in interest income on MBS of $12.1 million and loans receivable of $9.3 million, partially offset by an increase in interest income on investment securities of $4.0 million.

Interest income on loans receivable for the current six month period was $144.8 million compared to $154.2 million for the prior year period.  The $9.3 million decrease in interest income was primarily a result of a decrease of 37 basis points in the weighted average yield to 5.29% for the period, partially offset by a $27.5 million increase in the average balance of the portfolio.  The decrease in the weighted average yield was due to a significant amount of loan modifications and refinances during the second and third quarters of fiscal year 2009 which did not impact the yield until the borrowers began paying the lower interest rate the month after the modification or refinance.  The decrease in the weighted average yield was also due to purchases and originations at market rates which were lower than the existing portfolio.

Interest income on MBS for the current six month period was $39.4 million compared to $51.5 million for the prior year period.  The $12.1 million decrease was a result of a $331.5 million decrease in the average balance of the portfolio and a decrease of 46 basis points in the weighted average yield to 4.30% for the current six months.  The decrease in the average balance of the portfolio was due to principal repayments which were not replaced in their entirety.  The weighted average yield decreased between the two periods due to an increase of prepayments on MBS with yields higher than the existing portfolio, adjustable-rate securities repricing to lower market rates, and, to a lesser extent, purchases of MBS at a lower average yield than the existing portfolio between the two periods.

Interest income on investment securities for the current six month period was $6.3 million compared to $2.3 million for the prior year period.  The $4.0 million increase was primarily a result of a $514.1 million increase in the average balance, partially offset by a decrease in the average yield of 153 basis points to 1.95% for the current six month period.  The average balance increased due to the purchase of $928.1 million of investment securities between periods, partially offset by calls and maturities of $170.3 million.  The average yield decreased primarily due to purchases at yields lower than the overall portfolio yield.

Interest Expense
Interest expense decreased $17.4 million to $105.1 million for the current six month period from $122.5 million for the prior year period.  The decrease in interest expense was primarily due to a decrease in interest expense on deposits and FHLB advances.

Interest expense on FHLB advances for the current six month period was $49.1 million compared to $56.2 million for the prior year period.  The $7.1 million decrease in interest expense on FHLB advances was a result of the refinance of $875.0 million of FHLB advances during the second and third quarters of fiscal year 2009 and, to a lesser extent, a decrease in the average balance of $57.2 million primarily due to maturing advances that were not renewed.

Interest expense on deposits for the current six month period was $41.9 million compared to $51.5 million for the prior year period.  The $9.6 million decrease in interest expense on deposits was due to a decrease in the rates on the entire deposit portfolio, primarily the certificates of deposit and money market portfolios, due to the portfolios repricing to lower market rates.  The average rate paid on the deposit portfolio decreased 64 basis points between the two periods, from 2.63% for the six months ended March 31, 2009 to 1.99% for the six months ended March 31, 2010. The decrease in interest expense was partially offset by a $292.5 million increase in the average balance of the deposit portfolio, particularly the certificate of deposit and money market portfolios.

Provision for Loan Losses
The Bank recorded a provision for loan losses of $6.3 million during the current six month period, compared to a provision of $2.7 million for the six months ended March 31, 2009.  The $6.3 million provision for loan losses is composed of $4.7 million primarily related to the increase in certain loss factors in our general valuation allowance model, primarily on purchased loans, and $1.6 million related to establishing SVAs, also primarily on purchased loans.  The increase in certain loss factors in our general valuation allowance model reflects the risks inherent in our loan portfolio due to decreases in real estate values in certain geographic regions where the Bank has purchased loans, the continued elevated level of unemployment, the increase in non-performing loans and loan charge-offs, and SVAs, particularly related to our purchased loan portfolio.  These factors contributed to the increase in the provision for loan losses in fiscal year 2010 and resulted in an increase in our ALLL.  Despite the current economic operating environment and some deterioration in our purchased loan portfolio, the overall credit quality of our loan portfolio continued to compare favorably to the industry and our peers.  No assurance can be given that this trend will continue in future periods.  See additional discussion regarding the allowance for loan losses and provision for loan losses in the sections entitled “Critical Accounting Policies – Allowance for Loan Losses” and “Asset Quality – Loans and REO.”

Other Income and Expense
Total other income was $19.7 million for the current six month period compared to $13.6 million for the prior year period.  The $6.1 million increase was due primarily to the gain on the sale of trading MBS in conjunction with the loan swap transaction during the December 31, 2009 quarter.

Total other expenses for the six months ended March 31, 2010 were $45.9 million, compared to $44.2 million in the prior quarter.  The $1.7 million increase was due primarily to an increase in federal insurance premium of $3.3 million, partially offset by a decrease in other expenses, net of $1.1 million related to an impairment and valuation allowance taken on the mortgage-servicing rights asset in the prior year period.  The increase in federal insurance premium was a result of an increase in the regular quarterly deposit insurance premiums.

Income Tax Expense
Income tax expense for the current six month period was $19.4 million compared to $19.8 million for the prior year six month period.  The $431 thousand decrease was due to a decrease in the effective tax rate between periods.  The effective tax rate for the six months ended March 31, 2010 was 35.3%, compared to 36.9% for the prior year six month period.  The difference in the effective tax rate between periods was primarily a result of a decrease in nondeductible expenses associated with the ESOP in the current fiscal year and a reduction of unrecognized tax benefits due to the lapse of the statute of limitations during the first quarter of fiscal year 2010.

Average Balance Sheet

The following table presents the average balances of our assets, liabilities and stockholders’ equity and the related annualized yields and rates on our interest-earning assets and interest-bearing liabilities for the periods indicated and the yield/rate on our interest-earning assets and interest-bearing liabilities at March 31, 2010.  Average yields are derived by dividing annualized income by the average balance of the related assets and average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances, except for other noninterest-earning assets, other noninterest-earning liabilities and stockholders’ equity which were calculated based on month-end balances.  The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates. Yields on tax-exempt securities were not calculated on a tax-equivalent basis.
	At	For the Six Months Ended
	March 31, 2010	March 31, 2010			March 31, 2009
		Average	Interest		Average	Interest
	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets:		(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	5.31%	$ 5,479,475	$ 144,841	5.29%	$ 5,452,000	$ 154,162	5.66%
MBS (2)	4.21	1,829,990	39,381	4.30	2,161,451	51,490	4.76
Investment securities (2)(3)	1.76	645,267	6,285	1.95	131,171	2,281	3.48
Capital stock of FHLB	2.98	133,570	1,986	2.98	127,735	1,558	2.45
Cash and cash equivalents	0.22	86,297	101	0.23	72,342	117	0.32
Total interest-earning assets (1) (2)	4.60	8,174,599	192,594	4.71	7,944,699	209,608	5.28
Other noninterest-earning assets		230,111			176,721
Total assets		$ 8,404,710			$ 8,121,420

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings	0.54%	$ 228,352	$ 678	0.60%	$ 228,497	$ 1,032	0.91%
Checking	0.13	457,439	319	0.14	414,352	425	0.21
Money market	0.72	886,205	3,336	0.75	787,634	4,691	1.19
Certificates	2.66	2,652,159	37,548	2.84	2,501,123	45,348	3.64
Total deposits	1.83	4,224,155	41,881	1.99	3,931,606	51,496	2.63
FHLB advances (4)	4.13	2,393,945	49,118	4.11	2,465,087	56,198	4.56
Repurchase agreements	3.97	660,000	13,238	3.97	660,000	13,238	3.97
Other borrowings	3.00	53,609	820	3.03	53,593	1,596	5.89
Total borrowings	4.08	3,107,554	63,176	4.06	3,178,680	71,032	4.46
Total interest-bearing liabilities	2.77	7,331,709	105,057	2.87	7,110,286	122,528	3.45
Other noninterest-bearing liabilities		121,166			118,373
Stockholders' equity		951,835			892,761
Total liabilities and stockholders' equity		$ 8,404,710			$ 8,121,420
(Continued)

Net interest rate spread(5)	1.83%		1.84%		1.83%
Net interest-earning assets		$ 842,890		$ 834,413
Net interest margin(6)			2.14		2.19
Ratio of interest-earning assets
to interest-bearing liabilities			1.11		1.12

Selected Performance Ratios:
Return on average assets (annualized)			0.85%		0.84%
Return on average equity (annualized)			7.49		7.61
Average equity to average assets			11.33		10.99
(Concluded)

(1)  Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds.  Non-accruing loans are included in the loans receivable average balance with a yield of zero percent. Balances include LHFS.

(2) MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3) The average balance of investment securities includes an average balance of nontaxable securities of $71.9 million and $58.2 million for the periods ended March 31, 2010 and March 31, 2009, respectively.

(4) FHLB advances are stated net of deferred gains and deferred prepayment penalties. The rate at March 31, 2010 is the effective rate.

(5) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(6) Net interest margin represents net interest income as a percentage of average interest earning assets.

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the six months ended March 31, 2010 to the six months ended March 31, 2009.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	For the Six Months Ended
	March 31, 2010 vs. March 31, 2009
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$757	$(10,078)	$(9,321)
MBS	(7,428)	(4,681)	(12,109)
Investment securities	5,404	(1,400)	4,004
Capital stock of FHLB	75	354	429
Cash and cash equivalents	20	(37)	(17)
Total interest-earning assets	$(1,172)	$(15,842)	$(17,014)

Interest-bearing liabilities:
Savings	$(1)	$(351)	$(352)
Checking	42	(156)	(114)
Money market	535	(1,887)	(1,352)
Certificates	2,632	(10,429)	(7,797)
FHLB advances	(831)	(6,249)	(7,080)
Other borrowings	--	(776)	(776)
Total interest-bearing liabilities	$2,377	$(19,848)	$(17,471)

Net change in net interest and dividend income	$(3,549)	$4,006	$457

Operating Results for the Three Months Ended March 31, 2010 and 2009.  Net income for the quarter ended March 31, 2010 was $14.7 million compared to $18.1 million for the same period in the prior fiscal year.  The $3.4 million decrease in net income between periods was primarily a result of a decrease in interest and dividend income of $10.6 million, an increase in other expense of $1.1 million, and an increase in the provision for loan losses of $1.1 million, partially offset by a decrease in interest expense of $7.4 million and a decrease in income tax expense of $2.3 million.  The net interest margin decreased 21 basis points from 2.30% for the March 31, 2009 quarter to 2.09% for the March 31, 2010 quarter.  The decrease in the net interest margin was primarily due to a decrease in the yield on the mortgage loan and securities portfolios.

Interest and Dividend Income
Total interest and dividend income for the current quarter was $93.7 million compared to $104.3 million for the prior year quarter.  The $10.6 million decrease was primarily a result of decreases in interest income on loans receivable of $7.1 million and MBS of $6.5 million and, partially offset by an increase in interest income on investment securities of $2.8 million.

Interest income on loans receivable for the current quarter was $70.3 million compared to $77.4 million for the prior year quarter.  The $7.1 million decrease in interest income was primarily a result of a decrease of 44 basis points in the weighted average yield to 5.21% for the current quarter and, to a lesser extent, a $79.1 million decrease in the average balance of the portfolio.  The decrease in the weighted average yield was due to a significant amount of loan modifications and refinances during the second and third quarters of fiscal year 2009 which did not impact the yield until the borrowers began paying the lower interest rate the month after the modification or refinance.  The decrease in the weighted average yield was also due to purchases and originations at market rates which were lower than the existing portfolio, and a decrease in deferred fee amortization as a result of a decline in modifications, and refinances, compared to the prior year.  The decrease in the average balance between the two periods was due to principal repayments and the loan swap transaction.

Interest income on MBS for the current quarter was $18.6 million compared to $25.1 million for the prior year quarter.  The $6.5 million decrease was a result of a $350.0 million decrease in the average balance of the portfolio and a decrease of 52 basis points in the weighted average yield to 4.21% for the current quarter.  The decrease in the average balance of the portfolio was due to principal repayments which were not replaced in their entirety.  The weighted average yield decreased between the two periods due to an increase of prepayments on MBS with yields higher than the existing portfolio, adjustable-rate securities repricing to lower market rates, and, to a lesser extent, purchases of MBS at a lower average yield than the existing portfolio between the two periods.

Interest income on investment securities for the current quarter was $3.7 million compared to $955 thousand for the prior year quarter.  The $2.8 million increase was primarily a result of a $642.4 million increase in the average balance, partially offset by a decrease in the average yield of 109 basis points to 1.94% for the current quarter.  The average balance increased due to the purchase of $928.1 million of investment securities between periods, partially offset by calls and maturities of $170.3 million.  The average yield decreased primarily due to purchases at yields lower than the overall portfolio yield.

Interest Expense
Interest expense decreased $7.5 million to $51.0 million for the current quarter from $58.5 million for the prior year quarter.  The decrease in interest expense was primarily due to a decrease in interest expense on deposits and FHLB advances.

Interest expense on FHLB advances for the current quarter was $24.3 million compared to $26.7 million for the prior year quarter.  The $2.4 million decrease in interest expense on FHLB advances was a result of the refinance of $875.0 million of FHLB advances during the second and third quarters of fiscal year 2009 and, to a lesser extent, a decrease in the average balance of $57.1 million due primarily to maturing advances that were not renewed.

Interest expense on deposits for the current quarter was $19.8 million compared to $24.7 million for the prior year quarter.  The $4.9 million decrease in interest expense on deposits was due to a decrease in the rates on the entire deposit portfolio, primarily the certificates of deposit and money market portfolios, due to the portfolios repricing to lower market rates.  The average rate paid on the deposit portfolio decreased 63 basis points between the two periods, from 2.52% at March 31, 2009 to 1.89% at March 31, 2010. The decrease in interest expense was partially offset by a $261.6 million increase in the average balance of the deposit portfolio, particularly the certificate of deposit and money market portfolios.

Provision for Loan Losses
The Bank recorded a provision for loan losses of $3.2 million during the current quarter, compared to a provision of $2.1 million for the quarter ended March 31, 2009.  The $3.2 million provision for loan losses is composed of $1.9 million related to the increase in certain factors in our general valuation allowance model, primarily on purchased loans, and $1.3 million related to establishing SVAs, also primarily on purchased loans.   See additional discussion regarding the allowance for loan losses and provision for loan losses in the sections entitled “Critical Accounting Policies – Allowance for Loan Losses” and “Asset Quality – Loans and REO.”

Other Income and Expense
Total other income was $6.5 million for the current quarter compared to $6.9 million for the prior year quarter.  The decrease was due primarily to a decrease in net gains on loan sales.

Total other expenses for the current quarter were $23.1 million for the current quarter, compared to $22.0 million in the prior year quarter.  The $1.1 million increase was due primarily to an increase in federal insurance premium of $1.6 million, partially offset by a decrease in advertising of $610 thousand.  The increase in federal insurance premium was a result of an increase in the regular quarterly deposit insurance premiums.  The decrease in advertising was due to additional advertising campaigns in the prior fiscal year.

Income Tax Expense
Income tax expense for the current quarter was $8.3 million compared to $10.6 million for the prior year quarter.  The $2.3 million decrease was due to a decrease in earnings between periods and a decrease in the effective tax rate between periods.  The effective tax rate for the quarter ended March 31, 2010 was 36.1%, compared to 36.8% for the prior year quarter.

Average Balance Sheet
Net interest income represents the difference between interest income earned on interest-earning assets, such as mortgage loans, investment securities, and MBS, and interest paid on interest-bearing liabilities, such as deposits, FHLB advances, and other borrowings.  Net interest income depends on the balance of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them.  The following table presents the average balances of our assets, liabilities and stockholders’ equity.  Average yields are derived by dividing annualized income by the average balance of the related assets and average rates are derived by dividing annualized expense by the average balance of the related liabilities, for the periods shown.  Average outstanding balances are derived from average daily balances, except for other noninterest-earning assets, other noninterest-earning liabilities and stockholders’ equity which were calculated based on month-end balances.  The yields and rates include amortization of fees, costs, premiums and discounts which are considered adjustments to yields/rates. Yields on tax-exempt securities were not calculated on a tax-equivalent basis.

	For the Three Months Ended
	March 31, 2010			March 31, 2009
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$ 5,406,480	$ 70,315	5.21%	$ 5,485,551	$ 77,446	5.65%
MBS (2)	1,770,456	18,627	4.21	2,120,481	25,088	4.73
Investment securities (2)(3)	768,355	3,726	1.94	125,932	955	3.03
Capital stock of FHLB	134,075	985	2.98	130,574	778	2.42
Cash and cash equivalents	92,335	54	0.23	103,768	68	0.26
Total interest-earning assets	8,171,701	93,707	4.59	7,966,306	104,335	5.24
Other noninterest-earning assets	235,009			201,462
Total assets	$ 8,406,710			$ 8,167,768

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings	$ 230,922	$ 317	0.55%	$ 227,431	$ 414	0.74%
Checking	468,054	143	0.12	423,107	214	0.20
Money market	905,599	1,596	0.71	800,155	2,137	1.08
Certificates	2,636,843	17,720	2.73	2,529,090	21,946	3.52
Total deposits	4,241,418	19,776	1.89	3,979,783	24,711	2.52
FHLB advances (4)	2,394,774	24,299	4.11	2,451,927	26,653	4.40
Repurchase agreements	660,000	6,546	3.97	660,000	6,546	3.97
Other borrowings	53,609	403	3.00	53,600	563	4.20
Total borrowings	3,108,383	31,248	4.06	3,165,527	33,762	4.31
Total interest-bearing liabilities	7,349,801	51,024	2.81	7,145,310	58,473	3.31
Other noninterest-bearing liabilities	104,923			114,699
Stockholders' equity	951,986			907,759
Total liabilities and stockholders' equity	$ 8,406,710			$ 8,167,768
(Continued)

Net interest rate spread(5)		1.78%		1.93%
Net interest-earning assets	$ 821,900		$ 820,996
Net interest margin(6)		2.09		2.30
Ratio of interest-earning assets
to interest-bearing liabilities		1.11		1.11

Selected performance ratios:
Return on average assets (annualized)		0.70%		0.89%
Return on average equity (annualized)		6.16		7.99
Average equity to average assets		11.32		11.11

(Concluded)

(1)  Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds.  Non-accruing loans are included in the loans receivable average balance with a yield of zero percent. Balances include LHFS.

(2)  MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3)  The average balance of investment securities includes an average balance of nontaxable securities of $72.2 million and $58.9 million for the periods ended March 31, 2010 and March 31, 2009, respectively.

(4)  FHLB advances are stated net of deferred gains and deferred prepayment penalties.

(5) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(6) Net interest margin represents net interest income as a percentage of average interest earning assets.

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended March 31, 2010 to the quarter ended March 31, 2009.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended March 31,
	2010 vs. 2009
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(1,101)	$(6,030)	$(7,131)
MBS	(3,878)	(2,583)	(6,461)
Investment securities	3,229	(458)	2,771
Capital stock of FHLB	21	187	208
Cash equivalents	(7)	(8)	(15)
Total interest-earning assets	$(1,736)	$(8,892)	$(10,628)

Interest-bearing liabilities:
Savings	$6	$(109)	$(103)
Checking	21	(91)	(70)
Money market	259	(806)	(547)
Certificates	921	(5,136)	(4,215)
FHLB advances	(306)	(2,048)	(2,354)
Other borrowings	--	(160)	(160)
Total interest-bearing liabilities	$901	$(8,350)	$(7,449)

Net change in net interest and dividend income	$(2,637)	$(542)	$(3,179)

Operating Results for the Three Months Ended March 31, 2010 and December 31, 2009.  For the quarter ended March 31, 2010, the Company recognized net income of $14.7 million, compared to net income of $21.0 million for the quarter ended December 31, 2009.  The $6.3 million decrease in net income between periods was primarily due to a decrease in other income of $6.6 million related to the gain on sale of securities acquired in the loan swap transaction during the prior quarter.  The net interest margin decreased 10 basis points, from 2.19% for the December 31, 2009 quarter to 2.09% for the March 31, 2010 quarter.  The decrease in the net interest margin was primarily a result of a decrease in interest income on loans and MBS.

Interest and Dividend Income
Total interest and dividend income for the current quarter was $93.7 million compared to $98.9 million for the quarter ended December 31, 2009.  The decrease of $5.2 million was primarily a result of a decrease in interest income on loans receivable of $4.2 million and MBS of $2.1 million, partially offset by an increase in interest income on investment securities of $1.2 million.

Interest income on loans receivable for the current quarter was $70.3 million compared to $74.5 million for the quarter ended December 31, 2009.  The $4.2 million decrease in interest income was due to a 16 basis point decrease in the weighted average yield of the loan portfolio to 5.21% for the current quarter, as well as to a $144.4 million decrease in the average balance of the portfolio as a result of the loan swap transaction in the first quarter of 2010 and principal repayments.  The decrease in the weighted average yield was due to a decrease in deferred fee amortization due to a decline in prepayments, and to a lesser extent, the origination and purchase of loans at market rates which were lower than the existing portfolio.

Interest income on MBS for the current quarter was $18.6 million compared to $20.8 million for the quarter ended December 31, 2009.  The $2.2 million decrease was a result of a $117.8 million decrease in the average balance of the portfolio due to principal repayments which were not replaced and a 19 basis point decrease in the yield on MBS due to ARM securities repricing to lower market rates and to repayments of securities with rates higher than the existing portfolio.

Interest income on investment securities for the current quarter was $3.7 million compared to $2.6 million for the quarter ended December 31, 2009.  The $1.1 million increase was primarily a result of a $243.5 million increase in the average balance.  The average balance increased due to the purchase of $438.3 million of investment securities during the current quarter, partially offset by calls and maturities of $119.1 million.  The funds for the purchases primarily came from the proceeds received from principal payments on MBS, the proceeds from the sale of trading MBS received in the loan swap transaction, matured and called investment securities, , and growth in the deposit portfolio.

Interest Expense
Interest expense decreased $3.0 million to $51.0 million for the current quarter, from $54.0 million for the quarter ended December 31, 2009.  The decrease was primarily due to a decrease in interest expense on deposits of $2.3 million as a result of a 22 basis point decrease in the weighted average rate of the certificate of deposit portfolio.

Provision for Loan Losses
The Bank recorded a provision for loan losses of $3.2 million during the current quarter, compared to a provision of $3.1 million in the quarter ended December 31, 2009.  The $3.2 million provision for loan losses is composed of $1.9 million related to the increase in certain factors in our general valuation allowance model, primarily on purchased loans, and $1.3 million related to establishing SVAs, also primarily on purchased loans.  See additional discussion regarding the allowance for loan losses and provision for loan losses in the sections entitled “Critical Accounting Policies – Allowance for Loan Losses” and “Asset Quality – Loans and REO.”

Other Income and Expense
Total other income was $6.5 million for the current quarter compared to $13.1 million for the quarter ended December 31, 2009.  The $6.6 million decrease was due primarily to the gain on the sale of trading MBS in conjunction with the loan swap transaction during the quarter ended December 31, 2009.

Total other expenses for the current quarter were $23.1 million for the current quarter, compared to $22.7 million in the prior quarter.  The slight increase was primarily related to an increase in other expenses, net and an increase in salaries and employee benefits.

Income Tax Expense
Income tax expense for the current quarter was $8.3 million compared to $11.1 million for the quarter ended December 31, 2009.  The $2.8 million decrease was due to a decrease in earnings between periods, partially offset by an increase in the effective tax rate.  The effective tax rate for the quarter ended March 31, 2010 was 36.1%, compared to 34.7% for the quarter ended December 31, 2009.  The difference in the effective tax rate between periods was primarily a result of a reduction of unrecognized tax benefits due to the lapse of statute of limitations during the December 31, 2009 quarter.

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
	For the Three Months Ended
	March 31, 2010			December 31, 2009
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
Assets:	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$5,406,480	$70,315	5.21%	$5,550,883	$74,526	5.37%
MBS (2)	1,770,456	18,627	4.21	1,888,230	20,754	4.40
Investment securities (2)(3)	768,355	3,726	1.94	524,854	2,559	1.95
Capital stock of FHLB	134,075	985	2.98	133,075	1,001	2.98
Cash and cash equivalents	92,335	54	0.23	80,391	47	0.23
Total interest-earning assets	8,171,701	93,707	4.59	8,177,433	98,887	4.84
Other noninterest-earning assets	235,009			225,321
Total assets	$8,406,710			$8,402,754

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Savings	$230,922	$317	0.55%	$225,837	$361	0.63%
Checking	468,054	143	0.12	447,055	176	0.16
Money market	905,599	1,596	0.71	867,233	1,740	0.80
Certificates	2,636,843	17,720	2.73	2,667,141	19,828	2.95
Total deposits	4,241,418	19,776	1.89	4,207,266	22,105	2.09
FHLB advances (4)	2,394,774	24,299	4.11	2,393,134	24,819	4.11
Repurchase agreements	660,000	6,546	3.97	660,000	6,691	3.97
Other borrowings	53,609	403	3.00	53,609	418	3.05
Total borrowings	3,108,383	31,248	4.06	3,106,743	31,928	4.06
Total interest-bearing liabilities	7,349,801	51,024	2.81	7,314,009	54,033	2.93
Other noninterest-bearing liabilities	104,923			137,057
Stockholders' equity	951,986			951,688
Total liabilities and stockholders' equity	$8,406,710			$8,402,754

Net interest rate spread(5)			1.78%			1.91%
Net interest-earning assets	$821,900			$863,424
Net interest margin(6)			2.09			2.19%
Ratio of interest-earning assets
to interest-bearing liabilities			1.11			1.12

Selected performance ratios:
Return on average assets (annualized)			0.70%			1.00%
Return on average equity (annualized)			6.16			8.82%
Average equity to average assets			11.32			11.33%

(1) Calculated net of unearned loan fees, deferred costs, and undisbursed loan funds.  Non-accruing loans are included in the loans receivable average balance with a yield of zero percent. Balance includes mortgage LHFS.

(2) MBS and investment securities classified as AFS are stated at amortized cost, adjusted for unamortized purchase premiums or discounts.

(3) The average balance of investment securities includes an average balance of nontaxable securities of $72.2 million and $71.6 million for the quarter ended March 31, 2010 and December 31, 2009, respectively.

(4) FHLB advances are stated net of deferred gains and deferred prepayment penalties.

(5) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(6) Net interest margin represents net interest income as a percentage of average interest earning assets.

Rate/Volume Analysis

The table below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities, comparing the quarter ended March 31, 2010 to the quarter ended December 31, 2009.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume, which are changes in the average balance multiplied by the previous year’s average rate and (2) changes in rate, which are changes in the average rate multiplied by the average balance from the previous year.  The net changes attributable to the combined impact of both rate and volume have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended
	March 31, 2010 vs. December 31, 2009
	Increase (Decrease) Due to

	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(1,933)	$(2,278)	$(4,211)
MBS	(1,257)	(870)	(2,127)
Investment securities	1,180	(13)	1,167
Capital stock of FHLB	(15)	--	(15)
Cash and cash equivalents	6	--	6
Total interest-earning assets	$(2,019)	$(3,161)	$(5,180)

Interest-bearing liabilities:
Savings	$6	$(54)	$(48)
Checking	7	(54)	(47)
Money market	66	(223)	(157)
Certificates	(275)	(1,802)	(2,077)
FHLB advances	--	(520)	(520)
Other borrowings	--	(160)	(160)
Total interest-bearing liabilities	$(196)	$(2,813)	$(3,009)

Net change in net interest and dividend income	$(1,823)	$(348)	$(2,171)

Liquidity and Capital Resources

Liquidity refers to our ability to generate sufficient cash to fund ongoing operations, to pay maturing certificates of deposit and other deposit withdrawals, and to fund loan commitments.  Liquidity management is both a daily and long-term function of our business management.  The Bank’s most available liquid assets are represented by cash and cash equivalents, AFS MBS and investment securities, and short-term investment securities.  The Bank’s primary sources of funds are deposits, FHLB advances, other borrowings, repayments on and maturities of outstanding loans and MBS, other short-term investments, and funds provided by operations.  The Bank’s borrowings primarily have been used to invest in U.S. GSE debenture and MBS securities in an effort to improve the earnings of the Bank while maintaining capital ratios in excess of regulatory standards for well-capitalized financial institutions.  In addition, the Bank’s focus on managing risk has provided additional liquidity capacity by remaining below FHLB borrowing limits and by increasing the balance of MBS and investment securities available as collateral for borrowings.

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

At March 31, 2010, cash and cash equivalents totaled $60.7 million, an increase of $19.6 million from September 30, 2009.  The increase is related to normal cash fluctuations.

During the first half of fiscal year 2010, loan originations and purchases, net of principal repayments provided a cash inflow of $18.3 million, as principal repayments exceeded loan originations and purchases, compared to a cash outflow of $240.9 million in the prior year period.  Loan originations and purchases were funded by cash flows from operations, as there were no additional borrowings during the period.

During the first half of fiscal year 2010, the Bank received principal payments on MBS of $234.0 million and proceeds from the sale of trading MBS received in the loan swap transaction of $199.1 million.  These cash inflows were largely reinvested in investment securities.  The investment securities purchased during fiscal year 2010 had a WAL of approximately 1 year at the time of purchase.  If market rates were to rise, the short-term nature of these securities may allow management the opportunity to reinvest the maturing funds at a yield higher than current yields.

The Bank utilizes FHLB advances to provide funds for lending and investment activities.  FHLB lending guidelines set borrowing limits as part of their underwriting standards.  At March 31, 2010, the Bank’s ratio of the par amount of advances to total assets, as reported to the OTS, was 29%.  Our advances are secured by a blanket pledge of our loan portfolio, as collateral, supported by quarterly reporting to FHLB.  Advances in excess of 40% of total assets, but not exceeding 55% of total assets, may be approved by the president of FHLB based upon a review of documentation supporting the use of the advances.  Currently, the blanket pledge is sufficient collateral for the FHLB advances.  It is possible that increases in our borrowings or decreases in our loan portfolio could require the Bank to pledge securities as collateral on the FHLB advances.  The Bank’s policy allows borrowing from FHLB of up to 55% of total assets.  The Bank relies on the FHLB advances as a primary source of borrowings.  There were no new FHLB advances during the quarter.

The Bank has access to and utilizes other sources for liquidity, such as secondary market repurchase agreements, brokered deposits, and public unit deposits.  As of March, 31, 2010, the Bank’s policy allows for repurchase agreements of up to 15% of total assets, brokered deposits up to 15% of total deposits, and public unit deposits up to 10% of total deposits.  Subsequent to March 31, 2010, the Board of Directors changed the policy limits on brokered deposits and public units as follows:  brokered deposits may comprise up to 10% of total deposits, and public units may comprise up to 5% of total deposits.  Other limits remain unchanged.

At March 31, 2010, $1.32 billion of securities were eligible but unused for collateral, the Bank had repurchase agreements of $660.0 million, or approximately 8% of total assets, and public unit deposits of $103.8 million, or approximately 1% of total assets.  The Bank has pledged securities with an estimated fair value of $765.2 million as collateral for repurchase agreements.  At the maturity date, the securities pledged for the repurchase agreements will be delivered back to the Bank. There were no additional repurchase agreements during fiscal year 2010.  The Bank may enter into additional repurchase agreements as management deems appropriate.  The repurchase agreements are treated as secured borrowings and are reported as a liability of the Company on a consolidated basis.

At March 31, 2010, $1.52 billion of the $2.65 billion in certificates of deposit were scheduled to mature within one year.  Included in the $1.52 billion are $103.8 million in public unit deposits, which have a weighted average maturity of less than 6 months.  The Bank has pledged securities with a fair value of $141.1 million as collateral for the public unit deposits.  The securities pledged as collateral for public unit deposits are held under joint custody receipt by the FHLB and generally will be released upon deposit maturity.  Based on our deposit retention experience and our pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew, although no assurance can be given in this regard.  Management continuously monitors the wholesale deposit market for opportunities to obtain brokered and public unit deposits at attractive rates.

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

During the first half of fiscal year 2010, the Company paid cash dividends of $27.4 million, or $1.29 per share.  The $1.29 per share consists of two quarterly dividends of $0.50 per share and a $0.29 special dividend per share related to fiscal year 2009 earnings per the Company’s dividend policy.  Dividend payments depend upon a number of factors including the Company's financial condition and results of operations, the Bank’s regulatory capital requirements, regulatory limitations on the Bank's ability to make capital distributions to the Company, the amount of cash at the holding company and the continued waiver of dividends by MHC.  At March 31, 2010, Capitol Federal Financial, at the holding company level, had $114.5 million in cash and certificates of deposit at the Bank to be used to further the Company's general corporate and capital management strategies, which could include the payment of dividends.  See additional discussion regarding limitations and potential limitations on dividends in the section entitled “Regulation” in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

The long-term ability of the Company to pay dividends to its stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company.  The Bank has received a waiver from the OTS to distribute capital from the Bank to the Company, not to exceed 100% of the Bank's net quarterly earnings, through June 30, 2010, and a waiver from the OTS allowing MHC to waive dividends.  So long as the Bank continues to remain “well capitalized” after each capital distribution, operate in a safe and sound manner, provide the OTS with updated capital levels, and non-performing asset balances and ALLL information as requested, and comply with the interest rate risk management guidelines of the OTS, it is management’s belief that the Bank will continue to receive waivers allowing it to distribute the net income of the Bank to the Company, although no assurance can be given in this regard.

Due to recent bank failures, in an effort to replenish the Deposit Insurance Fund, the board of directors of the Federal Deposit Insurance Corporation (“FDIC”) adopted a rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of calendar year 2009 and for all of calendar year 2010, 2011 and 2012 during the quarter ended December 31, 2009.  Management paid FDIC premiums of $27.5 million in December 2009, which included $25.7 million of prepayments for calendar years 2010, 2011 and 2012.  During the quarter ended March 31, 2010, the Bank expensed $1.7 million of the $25.7 million prepaid amount.

Off Balance Sheet Arrangements, Commitments and Contractual Obligations

The Company, in the normal course of business, makes commitments to buy or sell assets or to incur or fund liabilities.  Commitments may include, but are not limited to:

•	the origination, purchase, or sale of loans,
•	the purchase or sale of investment securities and MBS,
•	extensions of credit on home equity loans and construction loans,
•	terms and conditions of operating leases, and
•	funding withdrawals of deposit accounts.

The following table summarizes our other contractual obligations as of March 31, 2010.
	Maturity Range
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
	(Dollars in thousands)

Operating Leases	$12,501	$1,128	$1,788	$1,504	$8,081

Certificates of Deposit	2,651,415	1,519,123	949,028	181,914	1,350
Weighted average rate	2.66%	2.47%	2.91%	2.97%	3.42%

FHLB Advances	2,426,000	550,000	526,000	975,000	375,000
Weighted average rate	3.79	4.57	3.58	3.54	3.59

Repurchase Agreements	660,000	170,000	275,000	195,000	20,000
Weighted average rate	3.97	3.73	3.99	4.10	4.45

Debentures	53,609	--	--	--	53,609
Weighted average rate	3.00	--	--	--	3.00

Commitments to originate and
purchase first mortgage loans	108,812	108,812	--	--	--
Weighted average rate	4.94	4.94	--	--	--

Commitments to fund unused home
equity lines of credit	272,454	272,454	--	--	--
Weighted average rate	4.48	4.48	--	--	--

Unadvanced portion of
construction loans	18,995	18,995	--	--	--
Weighted average rate	5.11	5.11
A percentage of commitments to originate mortgage loans are expected to expire unfunded, so the amounts reflected in the table above are not necessarily indicative of future liquidity requirements.

The maturity schedule for our certificate of deposit portfolio at March 31, 2010 is located under “Item 2. Management’s Discussion and Analysis – Financial Condition.”  We anticipate we will continue to have sufficient funds, through repayments and maturities of loans and securities, deposits and borrowings, to meet our current commitments.  Based on our deposit retention experience and our pricing strategy, we anticipate the majority of the maturing retail certificates of deposit will renew, although no assurance can be given in this regard.

Contingencies

In the normal course of business, the Company and its subsidiary are named defendants in various lawsuits and counter claims.  In the opinion of management, after consultation with legal counsel, none of the currently pending suits are expected to have a materially adverse effect on the Company’s consolidated financial statements for the current interim or future periods.

Capital

Consistent with our goal to operate a sound and profitable financial organization, we actively seek to maintain a “well-capitalized” status in accordance with regulatory standards.  As of March 31, 2010, the Bank exceeded all capital requirements of the OTS.  The following table presents the Bank’s regulatory capital ratios at March 31, 2010 based upon regulatory guidelines.

		Regulatory
		Requirement
	Bank	For “Well-
	Ratios	Capitalized” Status
Tangible equity	10.0%	N/A
Tier 1 (core) capital	10.0%	5.0%
Tier 1 (core) risk-based capital	23.6%	6.0%
Total risk-based capital	23.9%	10.0%

A reconciliation of the Bank’s equity under GAAP to regulatory capital amounts as of March 31, 2010 is as follows (dollars in thousands):

Total equity as reported under GAAP	$873,053
Unrealized gains on AFS securities	(30,765)
Other	(427)
Total tangible and core capital	841,861
ALLL (1)	10,204
Total risk based capital	$852,065

(1) This amount represents the general valuation allowances calculated using the formula analysis.  SVAs are netted against the related loan balance on the Thrift Financial Report and are therefore not included in this amount.  See “Critical Accounting Policies - Allowance for Loan Losses” for additional information.

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

The general objective of our interest rate risk management is to determine and manage an appropriate level of interest rate risk while maximizing net interest income, in a manner consistent with our policy to reduce, to the extent possible, the exposure of our net interest income to changes in market interest rates.  The Asset and Liability Committee (“ALCO”) regularly reviews the interest rate risk exposure of the Bank by forecasting the impact of hypothetical, alternative interest rate environments on net interest income and market value of portfolio equity (“MVPE”) at various dates.  The MVPE is defined as the net of the present value of the cash flows of an institution’s existing assets, liabilities and off-balance sheet instruments.  The present values are determined in alternative interest rate environments providing potential changes in net interest income and MVPE under those alternative interest rate environments.  The Bank’s analysis of its MVPE at March 31, 2010 indicates a general increase in its risk exposure compared to December 31, 2009 primarily due to higher interest rates at March 31, 2010.  The Bank’s analysis of the sensitivity of its net interest income to parallel changes in interest rates at March 31, 2010 indicates an increase in sensitivity since December 31, 2009.

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

Percentage Change in Net Interest Income
Change
(in Basis Points)	At
in Interest Rates (1)	March 31, 2010	December 31, 2009	September 30, 2009

-200 bp	N/A	N/A	N/A
-100 bp	N/A	N/A	N/A
000 bp	--	--	--
+100 bp	-0.78%	-0.65%	0.84%
+200 bp	-4.24%	-2.95%	-0.54%
+300 bp	-8.43%	-6.22%	-2.41%

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

At March 31, 2010 the net interest income projections became more sensitive to changes in interest rates than at December 31, 2009.  This was primarily driven by an increase in the projected interest expense on borrowing between the two periods.  This increase was caused by an increase in the amount of borrowings expected to reprice in the next twelve months, as well as the timing of the repricing occurring earlier in the next twelve months at March 31, 2010 as compared to December 31, 2009.

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

	Percentage Change in MVPE
Change
(in Basis Points)	At
in Interest Rates (1)	March 31, 2010	December 31, 2009	September 30, 2009

-200 bp	N/A	N/A	N/A
-100 bp	N/A	N/A	N/A
000 bp	--	--	--
+100 bp	-7.78%	-5.66%	-4.92%
+200 bp	-20.92%	-16.55%	-18.11%
+300 bp	-36.31%	-30.26%	-34.32%

(1)	Assumes an instantaneous, permanent and parallel change in interest rates at all maturities.

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

The MVPE had a larger percentage decrease in all interest rate scenarios presented at March 31, 2010 compared to December 31, 2009.  The changes from December 31, 2009 were primarily a result of the continued decrease in the overall weighted average rate of the mortgage portfolio due to the low level of mortgage rates.  The lower weighted average rate of the mortgage portfolio resulted in a longer WAL of the portfolio as borrowers have less financial incentive to refinance.  The market value of longer assets has a greater sensitivity to changes in interest rates.  There were no changes in the composition of borrowings during the current quarter which resulted in borrowings having a shorter term-to-maturity at March 31, 2010 compared to December 31, 2009 and as a result, less sensitive to changes in interest rates.  Because the borrowings are less sensitive to changes in interest rates, the changes in the market value of the borrowings as interest rates increase is not enough to offset the change in the market value of the assets which results in a reduction in the MVPE as interest rates increase.  The increase in the sensitivity of the MVPE was also a result of the inclusion of off-balance sheet mortgage commitments in the valuation of the MVPE, which was not included at prior period ends.  The market value of the off-balance sheet mortgage commitments behave similarly to that of the underlying loans.

Gap Table:  The following gap table summarizes the anticipated maturities or repricing of our interest-earning assets and interest-bearing liabilities as of March 31, 2010, based on the information and assumptions set forth in the notes below.  Cash flow projections for mortgage loans and MBS are calculated based on current interest rates.  Prepayment projections are subjective in nature, involve uncertainties and assumptions and, therefore, cannot be determined with a high degree of accuracy. Although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates.  Assumptions may not reflect how actual yields and costs respond to market changes. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market interest rates.  Certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset.  In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the gap table. For additional information regarding the impact of changes in interest rates, see the Percentage Change in Net Interest Income and Percentage Change in MVPE tables above.

	Within	Three to	More Than	More Than
	Three	Twelve	One Year to	Three Years	Over
	Months	Months	Three Yeas	to Five Years	Five Years	Total
Interest-earning assets:	(Dollars in thousands)
Loans receivable (1):
Mortgage loans:
Fixed	$219,701	$500,274	$870,963	$596,422	$1,990,234	$4,177,594
Adjustable	106,457	548,618	262,394	71,427	16,310	1,005,206
Other loans	135,353	15,572	21,378	14,273	11,173	197,749
Investment securities (2)	140,354	377,243	117,123	309,457	26,363	970,540
MBS (3)	311,507	510,090	389,196	205,735	291,211	1,707,739
Other interest-earning assets	40,444	--	--	--	--	40,444
Total interest-earning assets	953,816	1,951,797	1,661,054	1,197,314	2,335,291	8,099,272

Interest-bearing liabilities:
Deposits:
Savings (4)	96,317	9,552	22,024	17,082	94,676	239,651
Checking (4)	11,504	41,694	118,721	66,121	255,889	493,929
Money market (4)	41,293	113,834	261,894	144,122	372,928	934,071
Certificates	488,878	1,035,519	944,186	181,721	1,111	2,651,415
Borrowings (5)	153,610	620,000	801,000	1,170,000	395,000	3,139,610
Total interest-bearing liabilities	791,602	1,820,599	2,147,825	1,579,046	1,119,604	7,458,676

Excess (deficiency) of interest-earning assets over
interest-bearing liabilities	$162,214	$131,198	$(486,771)	$(381,732)	$1,215,687	$640,596

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities	$162,214	$293,412	$(193,359)	$(575,091)	$640,596

Cumulative excess (deficiency) of interest-earning
assets over interest-bearing liabilities as a
percent of total assets at
March 31, 2010	1.91%	3.46%	(2.28)%	(6.78)%	7.55%
December 31, 2009	1.91	1.75	(3.27)	(7.18)	7.26
September 30, 2009	0.81	6.78	4.60	(2.48)	8.11

(1)  Adjustable-rate loans are included in the period in which the rate is next scheduled to adjust or in the period in which repayments are expected to occur prior to their next rate adjustment, rather than in the period in which the loans are due.  Fixed-rate loans are included in the periods in which they are scheduled to be repaid, based on scheduled amortization and prepayment assumptions.  Balances have been reduced for non-performing loans, which totaled $34.0 million at March 31, 2010.
(2)  Based on contractual maturities, or terms to call date or pre-refunding dates as of March 31, 2010, and excludes the unrealized loss adjustment of $109 thousand on AFS investment securities.
(3)  Reflects estimated prepayments of MBS in our portfolio, and excludes the unrealized gain adjustment of $49.6 million on AFS MBS.
(4)  Although our checking, savings and money market accounts are subject to immediate withdrawal, management considers a substantial amount of such accounts to be core deposits having significantly longer effective maturities.  The decay rates (the assumed rate at which the balance of existing accounts would decline) used on these accounts are based on assumptions developed based upon our actual experience with these accounts.  If all of our checking, savings and money market accounts had been assumed to be subject to repricing within one year, interest-bearing liabilities which were estimated to mature or reprice within one year would have exceeded interest-earning assets with comparable characteristics by $1.06 billion, for a cumulative one-year gap of (12.5)% of total assets.
(5)  Borrowings exclude $30.9 million of deferred prepayment penalty costs and $715 thousand of deferred gain on the terminated interest rate swaps.

The change in the one-year gap to 3.46% at March 31, 2010 from 1.75% at December 31, 2009 was a result of an increase in projected cash flows in the investment securities portfolio.  Excess cash flows during the quarter were invested primarily in callable agency debentures.  These securities have initial call dates of typically one year or shorter.  The increase in the cumulative gap reflects the expectation that many of these securities will be called.  As interest rates increase, the likelihood that the agency debentures will be called decreases.

Item 4.  Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, the “Act”) as of March 31, 2010.  Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2010, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Act is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2010, there were no changes in the Company’s internal control over financial reporting as defined by Rule 13a-15(d) of the Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II -   OTHER INFORMATION

Item 1.  Legal Proceedings
We are not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 1A.  Risk Factors

The United States economy remains weak and unemployment levels are high.  A prolonged economic downturn, especially one affecting our geographic market area, will adversely affect our business and financial results.

We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks and regional financial institutions such as the Bank.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry, and could result in a material decrease in our interest income and/or a material increase in our loan losses.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

We are currently one of the largest mortgage loan originators in the state of Kansas.  Approximately 70% of our loan portfolio is comprised of loans secured by property located in Kansas, and approximately 15% is comprised of loans secured by property located in Missouri.  This makes us vulnerable to a downturn in the local economy and real estate markets.  Adverse conditions in the local economy such as inflation, unemployment, recession or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income.  Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure.  Currently there is not a single employer or industry in the area on which the majority of our customers are dependent.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our borrowers may not repay their loans according to the terms of the loans, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Bank’s control, may require an increase in the allowance for possible loan losses. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance would materially decrease our net income.  In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our results of operations and financial condition.

Changes in interest rates could have an adverse impact on our results of operations and financial condition.

Our results of operations are primarily dependent on net interest income, which is the difference between the interest earned on loans, MBS and investment securities, and the interest paid on deposits and borrowings.  Changes in interest rates could have an adverse impact on our results of operations and financial condition because the majority of our interest-earning assets are long-term, fixed-rate loans, while the majority of our interest-bearing liabilities are shorter term, and therefore subject to a greater degree of interest rate fluctuation.  This type of risk is known as interest rate risk, and is affected by prevailing economic and competitive conditions.

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

Changes in interest rates can also have an adverse effect on our financial condition, as our available for sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.  We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available for sale securities, net of deferred taxes.

Changes in interest rates, as they relate to customers, can also have an adverse impact on our financial condition and results of operations.  In times of rising interest rates, default risk may increase among customers with adjustable-rate loans.   Rising interest rate environments also entice customers with adjustable-rate loans to refinance into fixed-rate loans, further exposing the Bank to interest rate risk.  If the loan is refinanced externally, we could be unable to reinvest cash received from the resulting prepayments at rates comparable to existing loans, which subjects us to reinvestment risk.  In decreasing interest rate environments, payments received will likely be invested at the prevailing (decreased) market rate. An influx of prepayments can result in an excess of liquidity, which could impact our net interest income if profitable reinvestment opportunities are not immediately available.  Prepayment rates are based on demographics, local economic factors and seasonality, with the main factors affecting prepayment rates being prevailing interest rates and competition.   Fluctuations in interest rates also affect customer demand for deposit products.  Local competition for deposit dollars could affect our ability to attract deposits, or could result in us paying more for deposits.

For additional information about interest rate risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risk.”

Our strategies to modify our interest rate risk profile may be difficult to implement.

Our asset management strategies are designed to decrease our interest rate risk sensitivity.  One such strategy is increasing the amount of adjustable-rate and/or short-term assets.  We offer adjustable-rate loan products and work with correspondent lenders to purchase adjustable-rate loans as a means to achieve this strategy.  However, lower interest rates would generally create a decrease in borrower demand for adjustable-rate assets, and there is no guarantee that any adjustable-rate assets obtained will not prepay.  Conventional mortgage loans may be sold on a bulk basis for portfolio restructuring or on a flow basis as loans are originated, which also subjects us to pricing risk in the secondary market.  Additionally, we attempt to invest in shorter-term assets in the investment portfolio as a way to reduce our interest rate sensitivity.

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

We may have unanticipated credit risk in our investment and MBS portfolio.

At March 31, 2010, $2.73 billion, or 32.1% of our assets, consisted of investment and MBS securities, most of which were issued by, or have principal and interest payments guaranteed by FNMA or FHLMC.

On September 7, 2008, the Federal Housing Finance Agency placed FNMA and FHLMC into federal conservatorship.  Although the federal government has committed substantial capital to FNMA and FHLMC, there can be no assurance that these credit facilities and other capital infusions will be adequate for their needs.  If the financial support is inadequate, or if additional support is not provided when needed, these companies could continue to suffer losses and could fail to honor their guarantees and other obligations.  The U.S. Treasury Secretary has suggested that the guarantee payment structure of FNMA and FHLMC should be re-examined.  The future roles of FNMA and FHLMC could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements.  Any changes to the nature of the guarantees provided by FNMA and FHLMC could have a significant adverse affect on the market value and cash flows of the investment and mortgage-backed securities we hold, resulting in substantial losses.

A legislative proposal has been introduced that would eliminate the OTS, the Bank’s and the Company’s primary federal regulator, which would require the Company to become a bank holding company.

Legislation has been introduced in the United States Senate and similar legislation has passed in the House of Representatives that would implement sweeping changes to the current bank regulatory structure.  The House Bill (H.R. 4173) would eliminate our current primary federal regulator, the OTS by merging it into the Comptroller of the Currency (the primary federal regulator for national banks).  The proposed legislation would authorize the Comptroller of the Currency to charter mutual and stock savings banks and mutual holding companies, which would be under the supervision of the Division of Thrift Supervision of the Comptroller of the Currency.  The proposed legislation would also establish a Financial Services Oversight Council and grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all bank and thrift holding companies.  As a result, the Company would become a holding company subject to supervision by the Federal Reserve Board as opposed to the OTS, and would become subject to the Federal Reserve’s regulations, including holding company capital requirements, that the Company is not currently subject to as a savings and loan holding company.  In addition, compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.  Furthermore, it is unknown whether a new regulatory agency would continue to grant waivers to the MHC allowing it to waive its right to dividends from the Company, as described in the next risk factor.

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

MHC owns approximately 70% of the Company’s outstanding stock.  MHC waives its right to dividends on the shares that it owns, which means the amount of dividends paid to public shareholders is significantly higher than it would be if MHC accepted dividends.  MHC is not required to waive dividends, but the Company expects this practice to continue.  As such, MHC is required to obtain a waiver from the OTS allowing it to waive its right to dividends. The current waiver is effective through June 2010.  It is expected that MHC will continue to waive future dividends, subject to the OTS or any successor regulatory agency continuing to grant waivers to the MHC allowing it to waive dividends, except to the extent dividends are needed to fund MHC’s continuing operations.

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

Higher FDIC insurance premiums and special assessments will adversely affect our earnings.

In 2009, the FDIC levied a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  We recorded an expense of $3.8 million during the quarter ended June 30, 2009, to reflect the special assessment.  In addition, the FDIC generally increased the base assessment rates effective April 1, 2009 and, therefore, our FDIC insurance premium expense will increase compared to prior periods.

The FDIC also required all insured institutions to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  This pre-payment was due on December 30, 2009.  The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 was calculated as the modified third quarter assessment rate plus an additional three basis points.  In addition, every institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  We recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years.  Our prepayment amount was $25.7 million.  Future increases in our assessment rate or special assessments would decrease our earnings.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

We are subject to extensive regulation, supervision and examination by the OTS and the FDIC.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed.  Because our business is highly regulated, the laws and applicable regulations are subject to frequent change.  Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.

In response to the financial crisis of 2008 and early 2009, Congress has taken actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the FDIC has taken actions to increase insurance coverage on deposit accounts.  In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.

The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards.  Moreover, bank regulatory agencies have been active in responding to concerns and trends identified in examinations, and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements.  Bank regulatory agencies, such as the OTS and the FDIC, govern the activities in which we may engage, primarily for the protection of depositors, and not for the protection or benefit of potential investors.  In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business, and otherwise affect our operations.  New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability.

Strong competition may limit growth and profitability.

While we are one of the largest mortgage loan originators in the state of Kansas, we compete in the same market areas as local, regional, and national banks, credit unions, mortgage brokerage firms, investment banking firms, investment brokerage firms and savings institutions.  We must also compete with online investment and mortgage brokerages and online banks that are not confined to any specific market area.  Many of these competitors operate on a national or regional level, are a conglomerate of various financial services housed under one corporation, or otherwise have substantially greater financial or technological resources than the Bank.  We compete primarily on the basis of the interest rates offered to depositors and the terms of loans offered to borrowers.  Should we face competitive pressure to increase deposit rates or decrease loan rates, our net interest income could be adversely affected.  Additionally, our competitors may offer products and services that we do not or cannot provide, as certain deposit and loan products fall outside of our accepted level of risk.  Our profitability depends upon our ability to compete in our local market areas.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
See “Liquidity and Capital Resources - Capital” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the OTS restrictions on dividends from the Bank to the Company.

The following table summarizes our share repurchase activity during the three months ended March 31, 2010 and additional information regarding our share repurchase program.  The board of directors approved a new stock purchase plan on January 26, 2010.  The previous plan was completed on January 20, 2010.  Under the new plan, the Company intends to repurchase up to 250,000 shares from time to time, depending on market conditions, at prevailing market prices in open-market and other transactions. The shares would be held as treasury stock for general corporate use.  The plan has no expiration date.  As of March 31, 2010, we had 250,000 shares remaining to be purchased under the existing stock repurchase plan.

	Total		Total Number of	Additional Number	Maximum Number
	Number of	Average	Shares Purchased as	of Shares Allowed	of Shares that May
	Shares	Price Paid	Part of Publicly	for Repurchase	Yet Be Purchased
Period	Purchased	per Share	Announced Plans	Under New Plan	Under the Plan
January 1, 2010 through
January 31, 2010	54,590	$ 31.64	54,590	250,000	250,000
February 1, 2010 through
February 28, 2010	--		--	--	250,000
March 1, 2010 through
March 31, 2010	--		--	--	250,000
Total	54,590		54,590		250,000

<Index>
Item 3.  Defaults Upon Senior Securities
Not applicable.

<Index>
Item 4.  Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders for the fiscal year ended September 30, 2009 was held January 26, 2010.  Two matters were presented to stockholders.  The results were previously included in Part 2, Item 4 in the Form 10-Q for the period ended December 31, 2009.

<Index>
Item 5.  Other Information
Not applicable.

<Index>
Item 6.  Exhibits
See Index to Exhibits.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL

Date:  May 10, 2010                                                By: /s/ John B. Dicus
                                                                                      John B. Dicus, Chairman, President and
                                                                                      Chief Executive Officer

Date:  May 10, 2010                                               By: /s/ Kent G. Townsend
                                                                                      Kent G. Townsend, Executive Vice President and
                                                                                      Chief Financial Officer

<Index>

INDEX TO EXHIBITS
Exhibit Number	Document
2.0	Plan of Conversion and Reorganization*
3(i)	Federal Stock Charter of Capitol Federal Financial**
3(ii)	Bylaws of Capitol Federal Financial filed on November 29, 2007 as Exhibit 3(ii) to the Annual Report on Form 10-K and incorporated herein by reference
4(i)	Form of Stock Certificate of Capitol Federal Financial**
4(ii)	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, the instruments defining the rights of the holders of the Registrant’s long-term debt.
10.1(i)	Registrant’s Thrift Plan filed on November 29, 2007 as Exhibit 10.1(i) to the Annual Report on Form 10-K and incorporated herein by reference
10.1(ii)	Registrant’s Stock Ownership Plan filed on November 29, 2007 as Exhibit 10.1(ii) to the Annual Report on Form 10-K and incorporated herein by reference
10.2	Registrant’s 2000 Stock Option and Incentive Plan (the “Stock Option Plan”) filed on April 13,
2000 as Appendix A to Registrant’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference
10.3	Registrant’s 2000 Recognition and Retention Plan (the “RRP”) filed on April 13, 2000 as
Appendix B to Registrant’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference
10.4	Capitol Federal Financial Deferred Incentive Bonus Plan, as amended, filed on May 5, 2009 as Exhibit 10.4 to the March 31, 2009 Form 10-Q and incorporated herein by reference
10.5	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q and incorporated herein by reference
10.6	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4,
2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q and incorporated herein by reference
10.7	Form of Restricted Stock Agreement under the RRP filed on February 4, 2005 as Exhibit 10.7 to the
December 31, 2004 Form 10-Q and incorporated herein by reference
10.8	Description of Named Executive Officer Salary and Bonus Arrangements filed on November 30,
2009 as Exhibit 10.8 to the Annual Report on Form 10-K and incorporated herein by reference
10.9	Description of Director Fee Arrangements filed on February 4, 2010 as Exhibit 10.9 to the December 31, 2009 Form 10-Q and incorporated herein by reference
10.10	Short-term Performance Plan filed on December 1, 2008 as Exhibit 10.10 to the Annual
Report on Form 10-K for the fiscal year ended September 30, 2008 and incorporated herein by reference
11	Statement re: computation of earnings per share***
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President and Chief Financial Officer
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President and Chief Financial Officer

*Plan of Conversion and Reorganization filed on May 7, 2010 as Exhibit 2.1 to the Company’s Form 8-K filed on May 7, 2010 and incorporated herein by reference.

**Incorporated by reference from Capitol Federal Financial’s Registration Statement on Form S-1 (File No. 333-68363) filed on February 11, 1999, as amended and declared effective on the same date.

***No statement is provided because the computation of per share earnings on both a basic and fully diluted basis can be clearly determined from the Financial Statements included in this report.