Form 10-Q/A
period 2010-06-30
CAPITOL FEDERAL FINANCIAL
filed 2010-08-04
CIK 1074433

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
(785) 235-1341

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.   Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☑

As of July 23, 2010, there were 73,991,478 shares of Capitol Federal Financial Common Stock outstanding.

Explanatory note:

The sole purpose of this amendment on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the “Form 10-Q”), filed with the Securities and Exchange Commission on July 29, 2010, is to furnish the Interactive Data File as Exhibit 101.  Although this Form 10-Q/A restates the original Form 10-Q in its entirety, the addition of Exhibit 101 and indicating on the cover page of the Form 10-Q/A that the Company has submitted the Interactive Data File required pursuant to Rule 405 of Regulation S-T are the only changes that have been made to the Form 10-Q.

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

CAPITOL FEDERAL FINANCIAL

Date:  August 4, 2010                                                                                                   By: /s/ John B. Dicus
                                                                                                                   John B. Dicus, Chairman, President and Chief Executive Officer

Date:  August 4, 2010                                                                      By: /s/ Kent G. Townsend
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
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, President and Chief Executive Officer, and Kent G. Townsend, Executive Vice President and Chief Financial Officer

101
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on July 29, 2010, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Financial Condition at June 30, 2010 and September 30, 2009, (ii) Consolidated Statements of Operations for the three and nine months ended June 30, 2010 and 2009, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended June 30, 2010, (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2010, and (v) Notes to the Unaudited Consolidated Financial Statements ***

*Incorporated by reference from Capitol Federal Financial’s Registration Statement on Form S-1 (File No. 333-68363) filed on February 11, 1999, as amended and declared effective on the same date.

**No statement is provided because the computation of per share earnings on both a basic and fully diluted basis can be clearly determined from the Financial Statements included in this report.

***Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.

<Index>