Form 10-K/A
period 2010-09-30
CAPITOL FEDERAL FINANCIAL
filed 2011-03-02
CIK 1074433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-K/A
(Amendment No.1)
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

DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note:

The purpose of this amendment on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended September 30, 2010 (the “Form 10-K”) filed with the Securities and Exchange Commission on November 29, 2010 by Capitol Federal Financial, then the mid-tier holding company for Capitol Federal Savings Bank (“Capitol Federal Savings” or the “Bank”), is to provide information originally intended to be incorporated by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders in Part III of the Form 10-K, Item 10 through Item 14 (the “Part III Information”).

On December 21, 2010, the Company completed its conversion (the “Conversion”) from the mutual holding company structure and related public stock offering and is now a stock form holding company that is 100% owned by public stockholders.  As a result of the Conversion, Capitol Federal Financial, Inc., a newly formed Maryland corporation, became the holding company for Capitol Federal Savings, and Capitol Federal Financial and Capitol Federal Savings Bank MHC (a mutual holding company that owned a majority of the stock of Capitol Federal Financial) have ceased to exist.  All outstanding shares of Capitol Federal Financial common stock (other than those owned by Capitol Federal Savings Bank MHC, which have been cancelled) were converted into the right to receive 2.2637 shares of Company common stock (the “Conversion Exchange Ratio”).  References in this document to the “Company” prior to the date of the Conversion refer to Capitol Federal Financial and references in this document to the “Company” on and after the date of the Conversion refer to Capitol Federal Financial, Inc.

The Company’s definitive proxy statement from which the Part III Information was intended to be incorporated was filed after the date of the Conversion by Capitol Federal Financial, Inc. and not Capitol Federal Financial.  As a result, the Part III Information cannot be incorporated by reference from that document and is instead being provided in this Form 10-K/A.  Other than providing the Part III Information, the updated certifications in Exhibits 31.1, 31.2 and 32.1 and conforming changes to the Exhibit Index, no other changes are being made to the Form 10-K.  This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update the disclosures in the Form 10-K, except as set forth in this Form 10-K/A.

PART III

Item 10.                       Directors, Executive Officers, and Corporate Governance

Directors
The Company’s Board of Directors is composed of seven members, each of whom is also a director of Capitol Federal Savings.  Approximately one-third of the directors are elected annually.  Directors of the Company are elected to serve for a three-year term or until their respective successors are elected and qualified.

The following table sets forth certain information regarding the composition of the Company’s Board of Directors, including each director's term of office.    Except as disclosed in this Form 10-K, there are no arrangements or understandings between any director and any other person pursuant to which the director was selected.

Name	Age(1)	Position(s) Held in the Company	Director Since(2)	Term of Office Expires

Jeffrey M. Johnson	44	Director	2005	2014
Michael T. McCoy, M.D.	61	Director	2005	2014
Marilyn S. Ward	71	Director	1977	2014

B.B. Andersen	74	Director	1981	2012
Morris J. Huey, II	61	Director	2009	2012
John B. Dicus	49	Chairman of the Board, President and Chief Executive Officer	1989	2013
Jeffrey R. Thompson	49	Director	2004	2013
_________________________

(1)           As of September 30, 2010.
(2)           Includes service as a director of Capitol Federal Savings.

Business Experience and Qualifications of Our Directors
The Board believes that the many years of service that our directors have at the Company and Capitol Federal Savings is one of their most important qualifications for service on our Board.  This service has given them extensive knowledge of the banking business and of the Company.  Furthermore, their service on our Board committees, especially in areas of audit, compensation and stock benefits is critical to their ability to oversee the management of Capitol Federal Savings by our executive officers.  Service on the Board by our Chief Executive Officer is critical to aiding the outside directors’ understanding of the issues that are common in the banking business.  Each outside director brings special skills, experience and expertise to the Board as a result of their other business activities and associations.  The business experience of each of our directors for at least the past five years and the experience, qualifications, attributes, skills and areas of expertise of each director that further supports his or her service as a director are set forth below. Unless otherwise indicated, each director has held his or her current position for the past five years.

Jeffrey M. Johnson.  Mr. Johnson is President of Flint Hills National Golf Club, Andover, Kansas, a position he has held since March 2003.  From March 1997 until joining Flint Hills, Mr. Johnson was an investment advisor with Raymond James Financial Services in Wichita, Kansas.  Mr. Johnson’s extensive knowledge of investments and the regulated financial services industry supports the Board’s and the Audit Committee’s knowledge in those areas.  Before 1997, he served in a variety of restaurant management positions with Lone Star Steakhouse & Saloon, Inc. and Coulter Enterprises, Inc.  Mr. Johnson is also part-owner of several restaurants in Lawrence, Manhattan and Wichita, Kansas and parts of Texas.  He brings general business, financial and risk management skills to Capitol Federal Savings, including knowledge of compensation matters, which is important to his service on our Compensation Committee.  His participation in the Wichita, Kansas business community and his service on local non-profit boards for over 15 years bring knowledge of the local economy and business opportunities for Capitol Federal Savings.

Michael T. McCoy, M.D.  Dr. McCoy has been an orthopedic surgeon for over 25 years.  In his private practice, he has employed up to 15 employees and gained the accounting, financial, and risk management skills necessary to operate a small business.  He served as Chief of Orthopedic Surgery at Stormont Vail Regional Medical Center in Topeka, Kansas from 2004 to 2006, and served as Chief of Surgery at Stormont Vail from 1987 to 1988.  He is currently an orthopedist employed by Stormont Vail.  His management and business experience in his private practice and these hospital positions bring knowledge and experience to his service on the Board and the Compensation and Audit Committees.  Dr. McCoy is a member of the Kansas Medical Society, the Shawnee County Medical Society, the American Academy of Orthopedic Surgeons, and the American Orthopedic Society for Sports Medicine.

Marilyn S. Ward. From 1985 until her retirement in 2004, Ms. Ward was Executive Director of ERC/Resource & Referral, a family resource center located in Topeka, Kansas, where she was responsible for financial operations, including fund-raising, budgeting and grant writing.  Ms. Ward currently serves as the president of the board of the Kansas Association of Child Care Resources and Referral Agencies, a state-wide organization that oversees the Kansas network of child care resource and referral agencies, where she is involved in overseeing financial and accounting matters.  Ms. Ward also serves on the board and the executive committee of the Kansas Children’s Service League which oversees numerous family services programs throughout Kansas.  She brings general business, financial and accounting skills to Capitol Federal Savings, including knowledge of compensation matters, which is important to her service on our Audit and Compensation Committees.  She has participated in numerous training programs for financial institution directors, which enhances her service as a director.

B.B. Andersen.  Mr. Andersen has had a lifelong career in construction, development and management companies with activities in over 14 states.  He is currently involved in various real estate development projects in Colorado, Missouri and Mississippi.  Mr. Andersen also owns a company that constructed and managed a conference and business center in Iraq for three years, ending in 2009.  He brings general business, financial and risk management skills to Capitol Federal Savings, including knowledge of compensation matters, which is important to his service on our Audit and Compensation Committees.  He also brings knowledge of real estate valuation and transactions that support our lending business.

Morris J. Huey, II.  Mr. Huey retired from Capitol Federal Savings in January 2010.  From June 2002 until his retirement, Mr. Huey served as Executive Vice President and Chief Lending Officer of Capitol Federal Savings and President of Capitol Funds, Inc., a wholly owned subsidiary of Capitol Federal Savings.  From August 2002 until his retirement, he also served as President of Capitol Federal Mortgage Reinsurance Company, a wholly owned subsidiary of Capitol Funds, Inc.  Prior to that, he served as the Central Region Lending Officer since joining Capitol Federal Savings in 1991.  Mr. Huey’s many years of service in various areas of Capitol Federal Savings’ operations and his duties as Executive Vice President and Chief Lending Officer of Capitol Federal Savings bring a special knowledge of the financial, economic and regulatory challenges the Company faces and he is well suited to educating the Board on these matters.

John B. Dicus. Mr. Dicus became Chief Executive Officer of Capitol Federal Savings and the Company effective January 1, 2003 and became Chairman of the Board of Directors of Capitol Federal Savings and the Company upon the retirement of his father, John C. Dicus (who continues to serve as Chairman Emeritus), from the Board in January 2009.  Prior to his appointment as Chief Executive Officer, he served as President and Chief Operating Officer for Capitol Federal Savings since 1996 and for the Company since its inception in March 1999.  Before that, he served as Executive Vice President of Corporate Services for Capitol Federal Savings for four years.  He has been with Capitol Federal Savings in various other positions since 1985.  Mr. Dicus’ many years of service in all areas of Capitol Federal Savings’ operations and his duties as President and Chief Executive Officer of the Company and Capitol Federal Savings bring a special knowledge of the financial, economic and regulatory challenges the Company faces and he is well suited to educating the Board on these matters.

Jeffrey R. Thompson.  In 2007, Mr. Thompson became Chief Executive Officer of Salina Vortex Corp., a Salina, Kansas-based manufacturing company, after having served as Chief Financial Officer of that company since 2002.  From 2001 to 2002, he served as Vice President, Supply Chain, for The Coleman Company, Wichita, Kansas, a manufacturer and marketer of consumer products.  From 1992 to 2001, he served in a variety of capacities for Koch Industries, Inc., Wichita, Kansas, including President of Koch Financial Services, Inc. from 1998 to 2001.  From 1986 to 1992, he worked in several positions for Chrysler Capital Public Finance, Kansas City, Missouri, primarily in the areas of originating, underwriting and servicing tax-exempt municipal leases.  Mr. Thompson has over 25 years of business experience, including 20 years in the financial services business and 15 years with profit and loss responsibility in manufacturing companies.  He brings general business, financial and risk management skills to Capitol Federal Savings, including knowledge of compensation matters, which is important to his service on our Compensation Committee.  Mr. Thompson is a certified public accountant and his accounting knowledge and experience is important to his service on our Audit Committee.  His participation in the Wichita, Kansas business community for over 18 years brings knowledge of the local economy and business opportunities for Capitol Federal Savings.

Executive Officers
Pursuant to General Instruction G(3), information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption “Executive Officers of the Registrant.”

Audit Committee
The registrant has a separately-designated standing Audit Committee.  The Audit Committee is currently comprised of Directors Ward (Chairperson), Andersen, Johnson, McCoy and Thompson, each of whom is "independent," as independence for audit committee members is defined in the NASDAQ Marketplace Rules.  The Company’s Board of Directors has determined that Mr. Thompson is an audit committee financial expert, as defined in the SEC’s rules.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of the Company’s common stock to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the SEC.  Specific due dates for these reports have been established by the SEC, and the Company is required to disclose in this Form 10-K any late filings or failures to file.

The Company believes that, based solely on a review of the copies of such reports furnished to it and written representations that no other reports were required during the fiscal year ended September 30, 2010 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with during fiscal 2010, except for the inadvertent omission of certain securities on the Form 3 filed by Rick C. Jackson and the inadvertent failure to timely report one transaction on a Form 4 for Tara D. Van Houweling.

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

Item 11.                       Executive Compensation

Compensation Discussion and Analysis
This section discusses the Company’s compensation program, including how it relates to the executive officers named in the compensation tables which follow this section (who we sometimes refer to below and elsewhere in this Form 10-K as the “named executive officers,” or “NEOs”), consisting of:
•	John B. Dicus, our Chairman, President and Chief Executive Officer,
•	Kent G. Townsend, our Executive Vice President, and Chief Financial Officer,
•	Richard J. Aleshire, our Executive Vice President for Retail Operations,
•	Larry K. Brubaker, our Executive Vice President for Corporate Services and
•	Rick C. Jackson, our Executive Vice President and Chief Lending Officer.

Set forth below is an analysis of the objectives of our compensation program, the material compensation policy decisions we have made under this program and the material factors that we considered in making those decisions.

Overview of Compensation Program
The Compensation Committee of our Board of Directors (the “Committee”), which consists solely of our independent directors, has responsibility for developing, implementing and monitoring adherence to the Company’s compensation philosophies and program.  The Stock Benefit Committee (the “Sub-Committee”), also comprised entirely of independent directors, administers and makes stock-based compensation awards from time to time under our 2000 Stock Option and Incentive Plan and our 2000 Recognition and Retention Plan, both of which were approved by our stockholders in 2000.  See “Stock Incentive Plans” below.  The Committee is mindful of the Company’s corporate structure and business strategies, and strives to provide a complete compensation program that provides an incentive to executive officers to maximize the Company’s performance with the goal of enhancing stockholder value.  The Company’s compensation program is based upon the following philosophies:

•	preserve the financial strength, safety and soundness of the Company and the Bank;
•
reward and retain key personnel by compensating them in the midpoint of salary ranges at comparable financial institutions and making them eligible for annual cash bonuses based on the Company’s performance and the individual officer’s performance;

•
focus management on maximizing earnings while managing risk by maintaining high asset quality, managing interest rate risk within Board guidelines, emphasizing cost control, and maintaining appropriate levels of capital; and

•	provide an opportunity to earn additional compensation if the Company’s stockholders experience increases in returns through stock price appreciation and/or dividends.

The Company’s primary forms of current compensation for executive officers include base salary, short-term incentive compensation and long-term incentive compensation.  The Company provides long-term compensation in the form of stock option and restricted stock awards and an employee stock ownership plan (“ESOP”). The Company also has a tax-qualified defined contribution retirement plan, health and life insurance benefits and vacation benefits.

The Company does not have an employment agreement with any officer or employee.  The Company currently believes that its named executive officers receive sufficient incentives from the existing compensation program that employment agreements are not necessary to induce them to remain with the Company.  As a result of the Conversion however, with the Company no longer being majority owned by a mutual holding company, the Company entered into change in control severance agreements with each of the NEOs in January 2011.  Each agreement entitles the executive to a severance payment if the executive’s employment is terminated under certain circumstances within six months before or within 24 months after a change in control of the Company.  The Company believes that these agreements will help incentivize the executives to continue their employment with the Company amid the uncertainty that may arise in the event of a change in control.  See “Payments Upon Termination or Change in Control.”

The Committee meets as needed during the year to consider all aspects of the Company’s compensation program, including a review at least once per year of a tally sheet for each NEO quantifying every component of the NEO’s compensation package, in order to satisfy itself that the total compensation paid to the NEO is reasonable and appropriate.  As discussed in greater detail below under “Role of Management,” the Committee meets with management to receive their analyses and recommendations, as requested by the Committee, considers the information provided to the Committee and makes decisions accordingly.

Base Salary
The Committee sets the base salary for all executive officers of the Company.  The Committee seeks to set fair and reasonable compensation levels throughout the Company by taking into account the influences of market conditions on each operational area of the Company and the relative compensation at different management levels in the Company within each operational area.  The Committee recognizes that base salary is the only element of the compensation package provided by the Company that is fixed in amount before the fiscal year begins and is paid during the year without regard to the Company’s performance.  The base salary for each NEO reflects the Committee’s consideration of a combination of factors, including: competitive market salary, the officer’s experience and tenure, overall operational and managerial effectiveness and breadth of responsibility for each officer.  Each named executive officer’s base salary and performance is reviewed annually.  Base salary is not targeted to be a percentage of total compensation, although the Committee does give consideration to the total amount of compensation being paid to each NEO when setting NEO base salaries.

The Committee has not used third party consultants or other service providers to present compensation plan suggestions or market data.  Instead, the Committee has directed the President and CEO to provide comparable market salary data for executive officers based upon a selected population of comparable financial institutions.  The Committee uses three different comparisons for the establishment of base salary.

The most recent comparison information was compiled from information reported in the proxy statements of the financial institutions listed below.  The financial institutions selected for comparison purposes were based upon the President and CEO’s knowledge of the selected financial institutions, the comparability of their operations, corporate structure and/or size as appropriate comparisons to the Company.  Financial institutions selected for comparison purposes may be added or removed from the list each year as a result of acquisitions, closings, operating in a distressed mode or because another financial institution more appropriately compares to the operations of the Company than a previously listed financial institution.

These comparisons include:
•
our executive officer salaries and annual compensation compared with other public thrift institutions with total assets between $4 billion and $12 billion in asset size, consisting of the following:  TFS Financial (MHC), Washington Federal, First Niagara Financial, NewAlliance Bancshares, Northwest Bancshares, Investors Bancorp (MHC), Provident Financial, and Dime Community Bancshares;

•
our executive officer salaries and annual compensation compared with the “Bank Director” magazine’s 2009 Bank Performance Scorecard, First Quarter 2010, by selecting high performing financial institutions from the listed institutions with assets ranging between $6 billion and $11 billion, consisting of the following:  Signature Bank, United Bancshares, Hancock Holding, Prosperity Bancshares, NewAlliance Bancshares, FNB Corporation, Investors Bancorp (MHC), Northwest Bancshares, First Midwest Bancorp, MB Financial, Old National Bancorp, Boston Private Holdings, Umpqua Holdings, Park National, Santander Bancorp, United Community Banks and Pacific Capital Bancorp; and

•
our executive officer salaries and annual compensation compared with a group of other public thrifts and banks that are the peers used in the appraisal of the Company in connection with the Conversion and the Company’s related stock offering, ranging in size from $2 billion to $13 billion, consisting of:  Bank Mutual, Brookline Bancorp, Danvers Bancorp, Dime Community Bancshares, First Financial Holdings, Flushing Financial Corp, NewAlliance Bancshares, Provident NY Bancorp, TrustCo Bank Corp and Washington Federal.

The first comparison shows how our executive officer salaries and annual compensation compare on a national scale to other thrift institutions, the second comparison shows how our executive officers salaries and annual compensation compare to other high performing banks and thrifts and the third provides a comparison of our executive officer base salaries and annual compensation compared to the fully converted thrifts considered peers for purposes of the appraisal of the Company in connection with the Conversion and the Company’s related stock offering, all of which reflect institutions among which we would most likely compete for executive talent.  The Committee used information from the most recent proxy statement filed by each company listed above.  The Committee received information showing the base compensation of each CEO, CFO and other three NEOs in each company’s report.  The level of compensation paid to our CEO and CFO are compared directly to the equivalent positions in the listed companies.  The compensation paid the first highest NEO within each of the listed companies above, not including the CEO or CFO, is compared to compensation paid to our first most highly compensated NEO, not including the CEO or CFO.  The compensation paid to the second highest NEO within each of the listed companies above, not including the CEO or CFO, is compared to compensation paid to our second most highly compensated NEO, not including the CEO or CFO.  The compensation paid to the third highest NEO within each of the listed companies above, not including the CEO or CFO, is compared to compensation paid to our third most highly compensated NEO, not including the CEO or CFO.

The Committee reviews the market data provided and does not attempt to set the base salaries of our NEOs at specific target percentiles of the market data provided.  The Committee uses this data to set the base salary of each NEO, whose salary is discussed below, in light of the range of base salaries paid among the comparable financial institutions with the objective to be in the middle of the salary ranges for each position.  From this, the Committee considers the level of base salary for each NEO of the Company.  In general, the range of salaries for the NEOs other than the CEO is narrow because the comparison in range of salaries among non-CEO executive officer positions in the various market comparisons reviewed is not considered significantly different by the Committee to warrant a wider spread in base salary.  The salary of the CEO is established to reflect his hands-on approach to leadership and the involvement he provides the Company on a daily basis, the leadership roles he fills in local, regional and national industry-related activities and his direct involvement in addressing stockholder value and stockholder relations.

The Committee does not put as much emphasis on the market comparison information when considering bonus or other incentive compensation as it does on base salary for the Company’s executive officers. This is primarily because of the divergence in practice regarding the structure of bonus plans and the types of incentives offered executive officers.

Bonus Incentive Plans
All officers of the Company are eligible to receive cash bonuses on an annual basis under the Short Term Performance Plan (“STPP”), based upon the Company’s financial performance and the individual officer’s performance during the fiscal year.  The cash awards are made in January of the year following the fiscal year end of September 30 (i.e., in January 2011, in the case of the STPP award for the fiscal year ended September 30, 2010).  A participant’s STPP award may not exceed the percentage of salary specified in the plan for his or her position level.  For the Chairman, President and CEO, the maximum percentage is 60%, and for each of the other NEOs, the maximum percentage is 40%.  The STPP is intended to:

•	promote stability of operations and the achievement of earnings targets and business goals;
•	link executive compensation to specific corporate objectives and individual results; and
•	provide a competitive reward structure for officers.

Generally, in November of each fiscal year, after considering management’s recommendations (see “Role of Management” below), the Committee sets target, maximum and minimum performance levels for that year.  The targeted performance level is the most likely performance level forecasted for the Company in the ensuing fiscal year given the operational considerations described below.  As discussed below, the Committee considers three targets in order to focus management on the performance of the Company as a whole: efficiency ratio; basic earnings per share and return on average equity.  By focusing on the overall performance of the Company, over time the Committee believes the value to the stockholder from management’s performance will be maximized.  In seeking to maximize the performance of the Company, management focuses on all critical risks and objectives of the Company.  By not taking excessive credit risk and keeping interest rate risk below levels established by the Board it is believed that the earnings of the Company likely will remain strong over time.  By managing the amount of capital of the Bank, the Company benefits by having a proper amount of leverage which improves the opportunities to enhance earnings.  Focusing on cost control helps to mitigate risks that operating expenses will rise beyond the level at which they are supportable by the Bank’s operating income.

The areas of Company performance targeted consist of the efficiency ratio, basic earnings per share and return on average equity.  The efficiency ratio is computed by dividing total non-interest expense by the sum of net interest and dividend income and total other income.  Basic earnings per share is calculated in accordance with accounting principles generally accepted in the United States.  Return on average equity is computed by dividing net income for the fiscal year by the average month end balance of total stockholders’ equity for the thirteen monthly time periods from the prior fiscal year end through the current fiscal year end, ending September 30th.  The efficiency ratio, basic earnings per share and return on average equity are equally weighted.

In general, the Company performance targets for the STPP are based upon the ensuing year’s forecast of business activity, interest rates, pricing assumptions, operating assumptions and forecasted net income.  The Committee requires that the target efficiency ratio for each fiscal year be no worse than the actual efficiency ratio of the just completed fiscal year. The purpose of the efficiency ratio performance target is to focus the officers on keeping operating expenses under control and at the lowest level possible, regardless of the impact of interest rates on the operations of the Company.  The targets for earnings per share and return on average equity are established based upon the forecasted performance of the Company and anticipated capital management plans for the Company.  Except as noted above with regard to the target efficiency ratio, the targets for each of the performance goals are independent of the prior year’s results.  Forecasted performance may include the Company’s internal forecasts and the forecasts of outside analysts.  For fiscal year 2010, the targets were established based upon internally generated (budgeted) performance results and externally generated performance results from analysts who cover the Company.  The results were weighted 80% for the internally generated results and 20% for the external results.  For fiscal year 2011, because of the then-pending Conversion, the targets were established based entirely on the Company’s internal forecasts.

There are two “scales” for each performance target: (i) a “target” scale, which includes increments between the target level of performance and a maximum level of performance, and decrements between the target level of performance and a minimum level of performance; and (ii) an “award scale,” which proceeds at one percent increments beginning at 20% in correspondence to the minimum performance level on the target scale, through 60% in correspondence to the target level of performance on the target scale, and up to 100% in correspondence to the maximum level of performance on the target scale.  Plan participants will earn a percentage on the award scale for a particular performance target of between 20% (if performance is at the minimum level of performance on the target scale) and 100% (if performance is at or above the maximum level of performance on the target scale).  The percentage earned on the award scale for a particular performance target will be zero if performance is below the minimum level of performance on the target scale.   The average of the percentages earned on the award scales for the three performance targets represents the total percentage of the maximum possible STPP award each participant has earned for the Company performance component of the STPP award.  In order to pay the full amount of an award under the STPP based on performance above the target level, the Committee must determine that the Company had actual net income for the fiscal year in excess of targeted net income for the fiscal year equal to at least five times the aggregate dollar amount of the portion of the total STPP awards for that year that would be made above the target level.

Below is a table showing the targets established and the performance achieved for fiscal years 2010, 2009 and 2008.  The “percent of total” columns represent, for each performance target (efficiency ratio, basic earnings per share and return on average equity), the percentage earned on the award scale for that target, based on the level of achievement on the target scale.  The “total” column represents the average of the award scale percentages earned for the three performance targets, which, as noted above, represents the total percentage of the maximum possible STPP award that has been earned for the Company performance component of the STPP award.  For fiscal year 2010, the level of achievement for each performance target was between the target level and the maximum level of performance on the target scale.  For fiscal year 2009, the level of achievement for each performance target was between the minimum level and the target level of performance on the target scale.  For fiscal year 2008, the level of achievement for each performance target was at or above the maximum level of performance on the target scale.

	Target			Performance			Percent of total
Fiscal Year	Efficiency Ratio	Basic EPS	ROAE	Efficiency Ratio	Basic EPS	ROAE	Efficiency Ratio	Basic EPS	ROAE	Total
2010	45.62%	$0.90	7.02%	43.99%	$0.93	7.12%	81.00%	74.00%	68.00%	74.00%
2009	44.27%	$0.94	7.74%	45.62%	$0.91	7.27%	44.00%	40.00%	25.00%	36.00%
2008	59.28%	$0.49	4.13%	49.93%	$0.70	5.86%	100.00%	100.00%	100.00%	100.00%

Each NEO receives ninety percent of his STPP award based upon the achievement of the three pre-established financial performance targets of the Company discussed above.  This is intended to focus each named executive officer on maximizing the overall performance of the Company and not on achievement of goals in a particular operational area.  Because of the predominance of the focus of the NEO bonuses on the overall performance of the Company, specific individual performance goals are not usually set for named executive officers. Instead, each NEO’s individual contribution to the Company’s performance is a subjective determination by the Committee following discussion with the President and CEO, giving consideration to each NEO’s response to the Company’s changing operational needs during the year.

In fiscal year 2010, the calculated payout was above the target level; however, it was not supported with the appropriate level of actual net income above target net income as described above (i.e., excess of net income above target net income equal to at least five times the aggregate dollar amount of the portion of the total STPP awards for that year that would be made above the target level).  As a result, the total amount available for bonus awards under the STPP was reduced 2.9%.

During fiscal year 2010, the Committee approved a clawback provision for the STPP that is applicable to all participants in the STPP.  Under this provision, any payment made under the STPP which was based upon materially inaccurate financial statements which requires a restatement or was a result of fraud in determining an individual or company performance metric must be paid back if discovered within 24 months of the filing of the inaccurate financial statement(s) or the discovery of the fraud.  The repayment, in whole or in part, is at the discretion of the Committee.
The Committee has the authority under the STPP to reduce bonus awards to executive officers that would otherwise be earned, for any reason the Committee believes appropriate.  This may be done for all executive officers or for individual executive officers.  The Committee did not exercise any such negative discretion with respect to STPP awards for fiscal years 2010, 2009 or 2008.

The Company also maintains a deferred incentive bonus plan (“DIBP”) for executive officers in conjunction with the STPP.  The DIBP is administered as an unfunded plan of deferred compensation with all benefits expensed and recorded as liabilities as they are accrued.  The purpose of the two plans working together is to provide incentives and awards to executive officers to enhance the Company’s performance and stockholder value over a four year time horizon.  Each named executive officer has the opportunity to defer a minimum of $2,000 and up to 50% (up to a maximum of $100,000) of their cash award under the STPP.  The amount deferred receives a 50% match that is accrued over a three year mandatory deferral period.  The amount deferred plus the 50% match is deemed to have been invested in Company stock on the last business day of the calendar year preceding the receipt of the STPP award at the closing price on that date (e.g., on December 31, 2010, in the case of the STPP award for fiscal year 2010 paid in January 2011), in the form of phantom stock.  The number of shares of phantom stock deemed purchased receives dividend equivalents as if the stock were owned by the named executive officer.  At the end of the mandatory deferral period, the DIBP is paid out in cash and is comprised of the initial amount deferred, the 50% match, dividend equivalents on the phantom shares over the deferral period and the increase in the market value of the Company’s stock over the deferral period, if any on the phantom shares.  There is no provision for the reduction of the DIBP award at the end of the mandatory deferral period if the market value of the Company’s stock at that time is lower than the market value at the time of the deemed investment.

For participants in the STPP, it is generally required that the recipient be employed by the Bank through the last day of the fiscal year to receive an award.  For participants in the DIBP the recipient must be employed by the Bank through the last day of the deferral period to receive the Company match, dividend equivalents on the phantom shares over the deferral period and the increase in the market value of the Company’s stock over the deferral period, if any, on the phantom shares.

Stock Incentive Plans
The Company’s Stock Incentive Plans are designed to provide incentives for long-term positive performance of the executive officers by aligning their interests with those of our stockholders by providing the executive officer the opportunity to participate in the appreciation, if any, in the Company’s stock price which may occur after the date options or restricted stock awards are granted.  The Company maintains two stock incentive plans:  The 2000 Stock Option and Incentive Plan and the 2000 Recognition and Retention Plan.  The Sub-Committee administers these two plans, determines eligibility and grants awards.  Both of these stock incentive plans were approved by stockholders in April 2000.  During fiscal year 2010, Mr. Jackson was awarded 11,319 shares of restricted stock and options to purchase 90,547 shares of stock (each as adjusted for the Conversion Exchange Ratio).  There were no grants of options or restricted stock during fiscal year 2010 to any other NEO.  There were no grants of options or restricted stock to any NEO during fiscal years 2009 and 2008.

As required by the Stock Option and Incentive Plan, stock options have an exercise price that is equal to the average of the bid and ask prices of the last transaction as of the date of the grant approved by the Sub-Committee.  The Committee has not set minimum stock ownership levels for any NEO.  We do not coordinate the timing of options and stock awards with the release of material non-public information.

Role of Management
The Committee makes all decisions regarding the compensation of our executive officers.  The Committee has asked the President and CEO to provide, in addition to the comparable market salary data based upon a selected population of comparable financial institutions at both the regional and national levels, reviews of the performance of each NEO except for himself and recommendations for the salaries of each NEO except for himself and any recommendations for stock awards.  Management recommends the target, minimum and maximum performance goals for the Company and the related bonus targets under the STPP to be approved by the Committee.  In addition, management may from time to time recommend changes to the compensation program in response to changes in the marketplace in which the Company competes for executive talent and in light of the absolute performance level of the Company.  The compensation of the CEO is determined by the Committee without prior recommendations from him.  The Committee makes all decisions in light of the information provided and the Committee members’ experience and expectations for all NEOs.

Perquisites and Other Personal Benefits
The Company does not provide any perquisites or other personal benefits for any NEO in excess of $10,000 of the aggregate of perquisites and other personal benefits provided to the NEO.

Retirement and Other Benefits
The Company provides an ESOP and a defined contribution plan to all employees who qualify for participation under each plan.  The ESOP provides for the allocation of shares of the Company’s common stock annually among all participants based upon each employee’s qualifying compensation as a percentage of the total of all qualifying compensation for all participants.  Each NEO participates in the ESOP and the defined contribution plan.

The defined contribution plan provides for a match from the Company of $2 for every $1 dollar contributed by each participant based upon the required percentage of base salary as determined by the Board. If the participant does not make his or her required contribution, the Company does not make a contribution to the plan.  For our 2010, 2009 and 2008 fiscal years, the Company match was 0.5% of each participant’s base salary if the participant contributed 50% of this match amount.  Participants in the plan, including NEOs, may make additional contributions to the plan of up to 10.0% of their qualifying compensation.

The Company does not offer any defined benefit plan or post-retirement benefit plan that requires expense to the Company following the termination of employment of any NEO.

The Company provides a life insurance benefit for every employee who works on average more than 20 hours per week.  The benefit is 1.5 times the base salary with a cap of $300,000 in total death benefit.  Benefits for all employees in excess of $50,000 result in taxable income.  Each of the NEOs participates in this benefit program.

The Company has provided for the purchase of a life insurance annuity for the CEO.  The salary of the CEO has been grossed up for the cost of the annuity and the income tax associated with the resulting imputed taxable income.  The Company has provided this gross up because the Company wished to provide the life insurance annuity benefit to the CEO without him having to bear the associated tax obligation.  The gross up for this benefit is not included in the base salary of the CEO, but is included in the “All Other Compensation” column of the Summary Compensation Table.

In September 2007, the Bank purchased Bank Owned Life Insurance.  Under the terms of the Bank Owned Life Insurance, each insured employee was provided the opportunity to designate a beneficiary to receive a death benefit equal to the insured employee’s base salary as of August 27, 2007 if the insured dies while employed by the Bank.  All NEOs are insured under the Bank Owned Life Insurance and have designated beneficiaries.  Once the NEO’s employment with the Bank terminates, the death benefit to the beneficiary of the NEO terminates as well.

Termination or Change in Control Payments
As noted above under “Overview of Compensation Program,” the Company does not currently have an employment agreement with any of its NEOs, but the Company recently entered into agreements with each of the NEOs to provide a severance payment if their employment is terminated within six months before or 24 months after a change in control of the Company.  See “Payments Upon Termination or Change in Control.”

The terms of our stock options and restricted stock awards provide for accelerated vesting only in the case of a change in control.  As of September 30, 2010, our Chief Lending Officer was the only NEO who held unvested stock options or unvested shares of restricted stock. If a change in control of the Company had occurred on that date, the aggregate value that would have been realized by our Chief Lending Officer as a result of the acceleration of the vesting of his unvested stock options and shares of restricted stock, based on the closing price of the Company’s common stock on that date, was $0 and $98,800, respectively. See “Payments Upon Termination or Change in Control.”

Other Tax and Accounting Considerations
Section 162(m) of the Internal Revenue Code limits the corporate federal income tax deduction for compensation paid to a publicly held corporation’s  “covered employees” (defined, per the guidance of the Internal Revenue Service, as the principal executive officer and the three other most highly compensated executive officers named in the summary compensation table) to $1.0 million per year, to the extent such compensation is not “performance-based compensation” under a plan approved by stockholders.  Income recognized by executives upon the exercise of stock options granted by the Sub-Committee under the 2000 Stock Option and Incentive Plan constitutes “performance-based compensation” that is exempt from the 162(m) limitation.  However, we have in the past awarded, and may in the future award, compensation that causes a portion of one or more of our executive’s total compensation for a particular year to not be tax deductible.  The Committee has reviewed and will continue to review on an ongoing basis our executive compensation programs, and propose appropriate modifications to these programs, if the Committee deems them necessary to implement our compensation programs in a manner that avoids or minimizes any disallowance of tax deductions under Section 162(m).  The Committee will balance these considerations against the need to be able to compensate executives in a manner commensurate with performance and the competitive environment for executive talent.

With our adoption of Accounting Standards Codification Topic No. 718, Compensation-Stock Compensation (“ASC Topic 718”) on October 1, 2005, which requires the recognition of compensation expense for stock options, we do not expect that the accounting treatment of differing forms of equity awards to vary significantly.  Accordingly, accounting treatment is not expected to have a material effect on the selection of forms of equity compensation in the foreseeable future.

Summary Compensation Table
The following table sets forth information concerning the compensation paid to or earned by the named executive officers for fiscal year 2010:
Name and Principal Position	Year	Salary ($) (2)	Bonus ($)(3)	Stock Awards ($)(4)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)(6)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(7)	Total Compensation ($)

John B. Dicus, Chairman	2010	$530,414	$ ---	$ ---	$ ---	$264,394	$ ---	$146,997	$ 941,805
President and Chief Executive	2009	516,308	---	---	---	150,308	---	141,744	808,360
Officer	2008	506,492	---	---	---	338,999	---	251,735	1,097,226

Kent G. Townsend, Executive	2010	$232,916	$ ---	$ ---	$ ---	$ 85,534	$ ---	$ 57,116	$ 375,566
Vice President and Chief	2009	222,308	---	---	---	45,540	---	65,352	333,200
Financial Officer	2008	212,308	---	---	---	103,950	---	122,128	438,386

R. Joe Aleshire, Executive	2010	$228,008	$ ---	$ ---	$ ---	$ 64,611	$ ---	$ 49,703	$ 342,322
Vice President for Retail	2009	221,039	---	---	---	36,432	---	65,930	323,401
Operations	2008	215,385	---	---	---	84,316	---	117,321	417,022

Larry K. Brubaker, Executive	2010	$227,558	$ ---	$ ---	$ ---	$ 64,611	$ ---	$ 49,888	$ 342,057
Vice President for Corporate	2009	221,039	---	---	---	36,432	---	61,288	318,759
Services	2008	215,385	---	---	---	84,316	---	124,831	424,532

Rick C. Jackson, Executive	2010	$163,690	$ ---	$163,300	$141,187	$ 53,384	$ ---	$ 41,781	$ 563,342
Vice President and Chief
Lending Officer(1)

_____________________
(1)	No compensation information is provided for Mr. Jackson for 2009 or 2008 because he was not a named executive officer for either of those years.
(2)	For 2010, 2009 and 2008, includes director fees of $24,000 for Mr. Dicus.
(3)	Bonus amounts are reported under the “Non-Equity Incentive Plan Compensation” column.
(4)
The amount in this column is calculated using the grant date fair value of the award under Accounting Standards Codification Topic No. 718, Compensation-Stock Compensation (“ASC Topic 718”), based on the number of restricted shares awarded and the fair market value of the Company’s common stock on the date the award was made. The assumptions used in the calculation of this amount are included in Note 10 of the Notes to Consolidated Financial Statements contained in the Annual Report on Form 10-K filed with the SEC on November 29, 2010 by Capitol Federal Financial.

(5)
The amount in this column is calculated using the grant date fair value of the award under Accounting Standards Codification Topic 718, based on the fair value of the stock option awards, as estimated using the Black-Scholes option-pricing model. The assumptions used in the calculation of these amounts are included in Note 10 of the Notes to Consolidated Financial Statements contained in the Annual Report on Form 10-K filed with the SEC on November 29, 2010 by Capitol Federal Financial.

(6)
Represents incentive bonus amounts awarded for performance in fiscal years 2010, 2009 and 2008 under the STPP.  The bonuses for fiscal 2010 have been approved by the Compensation Committee of the Company’s Board of Directors but will not be paid until January 2011. The bonus amounts include Capitol Federal Savings’ matching contributions under the Company’s DIBP to those named executive officers who elected to defer receipt of a portion of their bonus for fiscal years 2010, 2009 and 2008, as follows:

	2010	2009	2008

John B. Dicus	$50,000	$30,062	$50,000
Kent G. Townsend	$17,107	$ 9,108	$20,790
R. Joe Aleshire	$ ---	$ ---	$ ---
Larry K. Brubaker	$ ---	$ ---	$ ---
Rick C. Jackson	$10,094	$ ---	$ ---

The amount deferred, if any, plus the matching contribution on the deferred amount is deemed to be invested in the Company’s common stock through the purchase of phantom stock units.  There will not be any reduction to the payout amount of the phantom stock units if the stock price has depreciated from the beginning of the deemed investment period of the phantom stock units to the end of such period.  Receipt of the matching contribution is contingent on the executive officer remaining employed with the Company for a period of three years following the award of the phantom stock units.  For additional information regarding this plan, see "Non-Qualified Deferred Compensation" below.

(7)
Amounts represent matching contributions under Capitol Federal Savings' profit sharing plan, allocations under Capitol Federal Savings' ESOP, premiums on universal life insurance policies, term life insurance premiums and earnings (in the form of Company stock price appreciation (depreciation) and dividend equivalents during the last fiscal year) accrued by the Company on outstanding phantom stock units awarded under the DIBP.  For 2010, these include $1,225, $51,449, $60,845, $738 and $14,019 for Mr. Dicus; $1,162, $48,784, $0, $738 and $5,058 for Mr. Townsend; $1,128, $47,386, $0, $738 and $451 for Mr. Aleshire; $1,128, $47,386, $0, $738 and $636 for Mr. Brubaker; and $817, $34,326, $0, $473 and $165 for Mr. Jackson.  Also includes, for Mr. Dicus, the amount reimbursed for all or part of the tax liability resulting from the payment of premiums on a universal life insurance policy of $18,721, and for Mr. Townsend and Mr. Jackson, dividends paid on unvested shares of restricted stock totaling $1,374 and $6,000, respectively.

Grants of Plan-Based Awards
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)		Grant Date Fair Value of Stock and Option Awards(4)
Name	Grant Date	Threshold ($) (1)	Target ($) (1)	Maximum ($) (1)	Threshold ($)	Target ($)	Maximum ($)			Exercise Price of Option Awards ($/Sh)(3)

John B. Dicus	n/a	$60,000	$180,000	$300,000	---	---	---	---	---	---	---

Kent G. Townsend	n/a	$18,400	$55,200	$92,000	---	---	---	---	---	---	---

R. Joe Aleshire	n/a	$17,960	$53,880	$89,800	---	---	---	---	---	---	---

Larry K. Brubaker	n/a	$17,960	$53,880	$89,800	---	---	---	---	---	---	---

Rick C. Jackson	n/a 01/26/10 01/26/10	$12,033 --- ---	$36,100 --- ---	$60,197 --- ---	--- --- ---	--- --- ---	--- --- ---	--- 11,319 ---	--- --- 90,548	--- --- $14.43	--- $163,300 $141,187
______________
(1)
For each named executive officer, represents the threshold (i.e. lowest), target and maximum amounts that were potentially payable for fiscal 2010 under the Company’s STPP.  The actual amounts earned under these awards for fiscal 2010 are reflected in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.  For additional information regarding the STPP, see “Compensation Discussion and Analysis—Bonus Incentive Plans.”

(2)
Represents a restricted stock award to Mr. Jackson subject to the following vesting schedule: 20% annual increments commencing January 26, 2010.  The number of shares has been adjusted for the Conversion Exchange Ratio.

(3)
Represents stock option awards to Mr. Jackson subject to the following vesting schedule: 20% annual increments commencing January 26, 2010.  The number of shares and the exercise price have been adjusted for the Conversion Exchange Ratio.

(4)
Represents the grant date fair value of the awards determined in accordance with ASC Topic 718.  The assumptions used in calculating the grant date fair value of these awards are included in Note 10 of the Notes to Consolidated Financial Statements contained in the Annual Report on Form 10-K filed with the SEC on November 29, 2010 by Capitol Federal Financial.

As noted under “Compensation Discussion and Analysis,” none of the named executive officers have an employment agreement with us, but the Company recently entered into agreements with each of the named executive officers to provide a severance payment if their employment is terminated within six months before or 24 months after a change in control of the Company.  See “Payments Upon Termination or Change in Control.”

Outstanding Equity Awards at September 30, 2010

The following table provides information regarding the unexercised stock options and stock awards held by each of our named executive officers as of September 30, 2010.  All share and per share amounts have been adjusted for the Conversion Exchange Ratio.
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

John B. Dicus	---	---	---	---	---	---	---	4,027(6)	$10,496(6)
								7,445(7)	$12,465(7)
								6,487(8)	$ 4,299(8)
Total								17,959	$27,260

Kent G. Townsend	13,360(1)	---	---	$14.97	08/23/2015	---	---	1,190(6)	$ 3,103(6)
	13,804(2)	---	---	$14.97	08/23/2020	---	---	3,096(7)	$ 5,185(7)
	---	---	---	---	---	---	---	1,964(8)	$ 1,302(8)
Total	27,164	---	---			---	---	6,250	$ 9,590

R. Joe Aleshire	---	---	---	---	---	---	---	---	---

Larry K. Brubaker	---	---	---	---	---	---	---	1,134(6)	$ 2,956(6)

Total

Rick C. Jackson	6,927(3)	27,707(3)	---	$14.43	01/26/2020	9,055(5)	$98,790	249(8)	$ 165(8)
	11,182(4)	44,731(4)	---	$14.43	01/26/2025	---	---	---	---
Total	18,109	72,438	---	---	---	---	---	249	---
_______________
(1)	Represents remaining unexercised portion of option having the following vesting schedule: approximately 6,680 shares on each of August 23, 2006, 2007, 2008, 2009 and 2010.
(2)	Represents remaining unexercised portion of option having the following vesting schedule: approximately 6,902 shares on each of August 23, 2006, 2007, 2008, 2009 and 2010.
(3)	Represents option having the following vesting schedule: approximately 6,927 shares on each of January 26, 2010, 2011, 2012, 2013 and 2014.
(4)	Represents option having the following vesting schedule: approximately 11,182 shares on each of January 26, 2010, 2011, 2012, 2013 and 2014.
(5)	Represents unvested portion of restricted stock grant on January 26, 2010 having the following vesting schedule: approximately 2,264 shares on each of January 26, 2010, 2011, 2012, 2013 and 2014.
(6)
Represents phantom stock award under Company’s DIBP as a result of deferring the named executive officer’s annual bonus for fiscal 2007 under the Company’s STPP.  The number of phantom stock units was determined by the portion of the bonus deferred plus the Company’s 50% match thereon, divided by the Company’s stock price on December 31, 2007.  The phantom stock award will be paid in cash by the second business day following the regularly scheduled board meeting in  January 2011, in an amount equal to the appreciation, if any, in the Company’s stock price from December 31, 2007 to December 31, 2010, plus the amount of dividend equivalents credited during that period.  The payout value shown in the far right column represents the stock price appreciation from December 31, 2007 through September 30, 2010 ($0), plus the amount of dividend equivalents credited during that period.  See “Non-Qualified Deferred Compensation” below.

(7)
Represents phantom stock award under Company’s DIBP as a result of deferring the named executive officer’s annual bonus for fiscal 2008 under the Company’s STPP.  The number of phantom stock units was determined by the portion of the bonus deferred plus the Company’s 50% match thereon, divided by the Company’s stock price on December 31, 2008.  The phantom stock award will be paid in cash by the second business day following the regularly scheduled board meeting in  January 2012, in an amount equal to the appreciation, if any, in the Company’s stock price from December 31, 2008 to December 31, 2011, plus the amount of dividend equivalents credited during that period.  The payout value shown in the far right column represents the stock price appreciation from December 31, 2008 through September 30, 2010 ($0), plus the amount of dividend equivalents credited during that period.  See “Non-Qualified Deferred Compensation” below.

(8)
Represents phantom stock award under Company’s DIBP as a result of deferring the named executive officer’s annual bonus for fiscal 2009 under the Company’s STPP.  The number of phantom stock units was determined by the portion of the bonus deferred plus the Company’s 50% match thereon, divided by the Company’s stock price on December 31, 2009.  The phantom stock award will be paid in cash by the second business day following the regularly scheduled board meeting in  January 2013, in an amount equal to the appreciation, if any, in the Company’s stock price from December 31, 2009 to December 31, 2012, plus the amount of dividend equivalents credited during that period.  The payout value shown in the far right column represents the stock price appreciation from December 31, 2009 through September 30, 2010 ($0), plus the amount of dividend equivalents credited during that period.  See “Non-Qualified Deferred Compensation” below.

Option Exercises and Stock Vested

The following table sets forth information about stock options exercised and shares of restricted stock that vested during the fiscal year ended September 30, 2010 with respect to each named executive officer:

	Option Awards		Stock Award
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)

John B. Dicus	---	$ ---	---	$ ---
Kent G. Townsend	---	$ ---	1,358	$ 16,962
R. Joe Aleshire	---	$ ---	---	$ ---
Larry K. Brubaker	---	$ ---	---	$ ---
Rick C. Jackson	---	$ ---	2,263	$ 32,660
________________
(1)
Represents amount realized upon exercise of stock options, based on the difference between the market value of the shares acquired at the time of exercise and the exercise price.  The number of shares has been adjusted for the Conversion Exchange Ratio.

(2)	Represents the value realized upon vesting of restricted stock award, based on the market value of the shares on the vesting date.

Non-Qualified Deferred Compensation

The following table sets forth information about compensation payable to each named executive officer under the Company’s DIBP.
Name	Executive Contributions in Last FY(1)	Registrant Contributions in Last FY(2)	Aggregate Earnings in Last FY (3)	Aggregate Withdrawals/ Distributions(4)	Aggregate Balance at Last FYE

John B. Dicus	$ 60,124	$30,062	$ 14,019	$ 86,826	$277,698
Kent G. Townsend	$ 18,216	$ 9,108	$ 5,058	$ 24,271	$ 99,657
R. Joe Aleshire	$ ---	$ ---	$ 451	$ 25,576	$ ---
Larry K. Brubaker	$ ---	$ ---	$ 636	$ 25,576	$ 18,049
Rick C. Jackson	$ 2,582	$ 904	$ 165	$ ---	$ 2,973
_______________
(1)
Represents portion of bonus for fiscal 2009 (otherwise payable in fiscal 2010) under the STPP deferred by the named executive officer.  This amount was previously reported as compensation for fiscal 2009.

(2) Represents match by Capitol Federal Savings on portion of bonus for fiscal 2009 (otherwise payable in fiscal 2010) under the STPP deferred by the named executive officer.  For each named executive officer other than Mr. Jackson, the match by Capitol Federal Savings was 50% of the amount deferred, which was previously reported as compensation for fiscal 2009.  For Mr. Jackson, who was not an executive officer during fiscal 2009, the match was 35% of the amount deferred.  The named executive officer was awarded phantom stock units under the DIBP in an amount equal to the bonus amount deferred plus the match, divided by the closing price of the Company’s common stock on December 31, 2009.

(3) Represents stock price appreciation (depreciation) and dividend equivalents on phantom stock units from deferrals (and matches thereon) of STPP bonuses for fiscal 2009 and prior years.  This amount is reported as compensation for fiscal 2010 under the “All Other Compensation” column of the Summary Compensation Table.  As noted below, there will not be any reduction to the payout amount of the phantom stock units if the stock price has depreciated from the beginning of the deemed investment period of the phantom stock units to the end of such period.

(4) Represents cash payout during fiscal 2010 of phantom stock units for deferral (and 50% match thereon) of the STPP bonus for fiscal 2006. The payout was comprised of appreciation in the Company's stock price from December 31, 2006 through December 31, 2009 plus dividend equivalents credited during that period.

Under the DIBP, a participating NEO may defer from $2,000 to as much as 50% (up to a maximum of $100,000) of their award under the STPP, which is typically made in the January following the end of the fiscal year for which the STPP award is earned.  The total amount deferred plus a 50% match by Capitol Federal Savings is deemed to be invested, in the form of phantom stock units, in Company common stock as of December 31st in the year prior to the STPP award at the closing price on that date (e.g., December 31, 2010, in the case of the STPP award for fiscal year 2010 paid in January 2011).  On the third anniversary date (e.g., December 31, 2013, in the case of the award for fiscal year 2010), the phantom stock units are deemed sold and each participant will receive shortly thereafter a cash payment equal to the amount deferred, the company match, the dividend equivalents paid on Company common stock during the three-year period, plus the appreciation, if any, of Company common stock.  There will not be any reduction to the amount of the cash payment if the deemed investment in Company common stock has depreciated in value from the beginning of the deemed investment period to the end of such period.  The payment of these benefits (except for the amount deferred) is subject to the participant's continued employment through the end of the deferral period.

Payments Upon Termination or Change in Control
As noted above, the Company does not currently have employment agreements with any of the named executive officers or any other employees.  As a result of the Conversion however, with the Company no longer being majority owned by a mutual holding company, the Company entered into change in control severance agreements with each of the NEOs in January 2011.  Each agreement entitles the executive to a severance payment if, within six months before or 24 months after a change in control of the Company, the executive’s employment is terminated by the Company without cause, is terminated as a result of the executive’s death, disability or retirement or is terminated by the executive for “good reason.”  The Company believes that these agreements will help incentivize the executives to continue their employment with the Company amid the uncertainty that may arise in the event of a change in control.

The amount of the severance payment under each change in control severance agreement is 2.99 times the executive’s average annual W-2 compensation during the five full calendar years prior to the date of termination of employment.  If their employment had been terminated as of September 30, 2010 under circumstances entitling them to severance payments under their change in control severance agreements, the amounts of the payments to Messrs. Dicus, Townsend, Aleshire, Brubaker and Jackson would have been approximately $7.5 million, $836 thousand, $1.8 million, $2.0 million and $329 thousand, respectively.  The agreements provide that severance and other payments that are subject to a change in control will be reduced as much as necessary to ensure that no amounts payable to the executive will be considered excess parachute payments under Section 280G of the Internal Revenue Code.

Under the general terms of stock options granted under the Company’s 2000 Stock Option and Incentive Plan and restricted stock granted under the Company’s 2000 Recognition and Retention Plan, upon the occurrence of a change in control of the Company, all unvested stock options and unvested shares of restricted stock will vest.  Mr. Jackson is the only NEO who held unvested stock options or restricted stock as of September 30, 2010, holding unvested options to purchase 72,438 shares at an exercise price of $14.43 and 9,055 unvested shares of restricted stock.  If a change in control of the Company had occurred on that date, the aggregate value that would have been realized by Mr. Jackson as a result of the acceleration of the vesting of his 72,438 unvested stock options and 9,055 shares of restricted stock, based on the closing price of the Company’s common stock on that date of $10.91 and the exercise price of his unvested stock options, was $0 and $98,790, respectively.  The share and per share amounts in this paragraph have been adjusted for the Conversion Exchange Ratio.

The Company’s STPP provides that if, within two years following a change in control of the Company, a participant’s employment is terminated other than due to death, disability, retirement, cause or resignation by the participant (other than resignation due to reassignment to a job that is not reasonably equivalent in responsibility or compensation, or that is not in the same geographic area, or resignation within 30 days following a reduction in pay), then the participant will be paid a pro rata award for the performance year in which his or her termination of employment occurs, with the award amount determined assuming all individual and corporate performance targets have been met.  Had any of Messrs. Dicus, Townsend, Aleshire, Brubaker or Jackson experienced such a termination of employment on September 30, 2010, they would have been entitled to the regular bonus earned for the year, rather than a pro rata award with assumed maximum achievement of performance targets, since the performance period for the year actually ended on that date.  The bonus amounts for fiscal 2010 are set forth in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column.

The Company’s DIBP provides that if, within two years following a change in control of the Company, a participant’s employment is terminated other than due to death, disability, retirement, cause or resignation by the participant (other than resignation due to reassignment to a job that is not reasonably equivalent in responsibility or compensation, or that is not in the same geographic area, or resignation within 30 days following a reduction in pay), then the participant will become fully vested in his or her plan account, which shall be paid to him or her within 90 days after the termination date.  If Messrs. Dicus, Townsend, Aleshire, Brubaker or Jackson had experienced such a termination of employment on September 30, 2010, the amounts of their DIBP accounts that would have vested and been payable within 90 days would have been $277,698, $99,657, $0, $18,049 and $2,973, respectively.

As discussed under “Compensation Discussion and Analysis—Retirement and Other Benefits,” in September 2007 the Bank purchased Bank Owned Life Insurance.  Under the terms of the Bank Owned Life Insurance, each insured employee was provided the opportunity to designate a beneficiary to receive a death benefit equal to the insured employee’s base salary as of August 27, 2007 if the insured dies while employed by the Bank.  All NEOs are insured under the Bank Owned Life Insurance and have designated beneficiaries.  Had Messrs. Dicus, Townsend, Aleshire, Brubaker or Jackson died on September 30, 2010, the death benefit payable would have been $489,000, $210,000, $214,000, $214,000 and $94,000, respectively.

Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained above with management and, based on such review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

The foregoing report is furnished by the Compensation Committee of the Company’s Board of Directors:
B.B. Andersen (Chairman)
Jeffrey M. Johnson
Michael T. McCoy, M.D.
Jeffrey R. Thompson
Marilyn S. Ward

Compensation Committee Interlocks and Insider Participation
The Company’s compensation plans and matters are administered by the Stock Benefit Committee and the Compensation Committee.  The Stock Benefit Committee is currently comprised of Directors Andersen and Ward.  The Compensation Committee is currently comprised of Directors Andersen (Chairperson), Johnson, McCoy, Thompson and Ward.

Director Compensation

The members of the Boards of Directors of Capitol Federal Savings and the Company are identical. During fiscal 2010, each non-employee director received an annual retainer, paid monthly, of $22,000 for his or her service on Capitol Federal Savings' Board of Directors and $22,000 for his or her service on the Company’s Board of Directors ($44,000 in total).  Effective January 1, 2011, the combined annual retainer was increased to $50,000 ($25,000 for service on Capitol Federal Savings’ Board of Directors and $25,000 for service on the Company’s Board of Directors).  No additional fees are paid for attending Board or Board committee meetings.  Ms. Ward receives $1,000 for serving as the Audit Committee chair.  Each outside director receives $1,000 for each meeting attended concerning Capitol Federal Savings and/or Company business that is outside of board meetings.  During fiscal 2010, John B. Dicus, Chairman, President and Chief Executive Officer, was paid $12,000 by Capitol Federal Savings and $12,000 by the Company ($24,000 in total) for his service as a director of Capitol Federal Savings and the Company.

The following table sets forth certain information regarding the compensation earned by or awarded to each director, other than Mr. Dicus, who served on the Board of Directors of the Company in fiscal 2010.  Compensation payable to Mr. Dicus for his service as a director is included in the “Salary” column of the Summary Compensation Table above.

Name	Fees Earned Or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(2)	Total ($)

B.B. Andersen	$44,000	---	---	---	$44,000
Morris J. Huey II	$37,333	---	---	---	$37,333
Jeffrey M. Johnson	$44,000	---	---	$1,580	$45,580
Michael T. McCoy, M.D.	$44,000	---	---	$1,580	$45,580
Jeffrey R. Thompson	$44,000	---	---	---	$44,000
Marilyn S. Ward	$45,000	---	---	---	$45,000

_______________
(1)
Includes annual retainers for service on the Boards of Directors of both the Company and Capitol Federal Savings, as well as additional fees discussed above.  Mr. Huey retired as an executive officer of the Company in January 2010.  From October 1, 2009 until his retirement date, Mr. Huey’s combined annual retainer for service on both boards was $24,000 instead of $44,000.

(2)	Represents dividends paid on unvested shares of restricted stock held by Directors Johnson and McCoy.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding the beneficial ownership of the Company’s common stock, as of January 11, 2011, by:

•	each director of the Company;

•	each executive officer of the Company named in the "Summary Compensation Table" appearing in Item 11; and

•	all of the executive officers and directors as a group.

As of the time of this filing, no beneficial owner of more than 5% of the outstanding shares of the Company’s common stock was known to the Company.

The address of each of the beneficial owners, except where otherwise indicated, is the same address as that of the Company.  An asterisk (*) in the table indicates that the individual beneficially owns less than one percent of the outstanding common stock of the Company.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC").  As of January 11, 2011, there were 167,493,608 shares of the Company’s common stock outstanding.
Name of Beneficial Owner	Beneficial Ownership(1) (8)		Percent of Common Stock Outstanding

Directors and Executive Officers
John B. Dicus, Chairman, President, Chief Executive Officer and Director	1,328,665	(2)	*
B. B. Andersen, Director	155,308	(3)	*
Morris J. Huey, II, Director	245,658		*
Jeffrey M. Johnson, Director	158,085	(1)(4)	*
Michael T. McCoy, M.D., Director	141,294	(1)	*
Jeffrey R. Thompson, Director	153,538	(1)(5)	*
Marilyn S. Ward, Director	172,338		*
R. Joe Aleshire, Executive Vice President for Retail Operations	440,065		*
Larry K. Brubaker, Executive Vice President for Corporate Services	467,254	(6)	*
Rick C. Jackson, Executive Vice President and Chief Lending Officer	127,206	(1)	*
Kent G. Townsend, Executive Vice President and Chief Financial Officer	180,946	(1)(7)	*
Directors, director nominees and executive officers of the Company as a group (12 persons)	3,617,180		2.2%
___________________
(1)
Included in the shares beneficially owned by the named individuals are options to purchase shares of the Company’s common stock which are currently exercisable or which will become exercisable within 60 days after January 11, 2011, as follows: Mr. Johnson – 113,185 shares; Dr. McCoy – 113,185 shares; Mr. Thompson – 113,185 shares; Mr. Jackson – 36,216 shares and Mr. Townsend – 27,164 shares.

(2)	Mr. Dicus has pledged 90,548 of his shares for a line of credit with a third party financial institution unaffiliated with the Company.
(3)	Mr. Andersen has pledged 135,822 of his shares as collateral for a loan from a third party financial institution unaffiliated with the Company.
(4)	Of the shares beneficially owned by Mr. Johnson, 24,901 are held in brokerage accounts pursuant to which they may serve as security for margin loans.
(5)	Of the shares beneficially owned by Mr. Thompson, 23,090 are held in a brokerage account pursuant to which they may serve as security for a margin loan.
(6)
Includes 353,682 shares held in the Brubaker Family Trust of which Mr. Brubaker is a co-trustee with his spouse, 4,239 shares held solely by Mr. Brubaker’s spouse and 742 shares which Mr. Brubaker holds jointly with his son.  Excludes 45,274 shares held in a trust of which Mr. Brubaker is a beneficiary but not a trustee.

(7)	Mr. Townsend has pledged 97,339 of his shares as collateral for a loan from a third party financial institution unaffiliated with the Company.
(8)
Includes shares held directly, as well as shares held by and jointly with certain family members, shares held in retirement accounts, shares held by trusts of which the individual or group member is a trustee or substantial beneficiary or shares held in another fiduciary capacity with respect to which shares the individual or group member may be deemed to have sole or shared voting and/or investment powers.  This amount also includes an aggregate of 425,572 shares of common stock issuable upon exercise of stock options which are currently exercisable or which will become exercisable within 60 days after January 11, 2011.

The following table sets forth information as of September 30, 2010 with respect to compensation plans under which shares of our common stock may be issued.  The numbers of shares and weighted average exercise price have been adjusted for the Conversion Exchange Ratio of 2.2637.

Equity Compensation Plan Information
Number of Shares
Remaining Available
for Future Issuance
	Number of Shares		Under Equity
	to be issued upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
	Outstanding Options,	Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)

Equity compensation plans approved
by stockholders	919,811	$ 15.09	3,204,021(1)
Equity compensation plans not approved
by stockholders	N/A	N/A	N/A
	919,811	$ 15.09	3,204,021(1)

(1) This amount includes 358,767 shares issuable under the Company's Recognition and Retention Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Director Independence
The Company’s Board of Directors has determined that the following directors, constituting a majority of the Board, are “independent directors,” as that term is defined in Rule 4200 of the Marketplace Rules of the NASDAQ Stock Market: Directors Andersen, Johnson, McCoy, Thompson and Ward.

Certain Transactions
The charter of the Audit Committee of the Company’s Board of Directors provides that the Audit Committee is to review and approve all related party transactions (defined as transactions requiring disclosure under Item 404 of SEC Regulation S-K) on a regular basis.

Capitol Federal Savings has followed a policy of granting loans to officers and directors.  These loans are made in the ordinary course of business and on the same terms and conditions as those of comparable transactions with the general public prevailing at the time, in accordance with our underwriting guidelines, and do not involve more than the normal risk of collectibility or present other unfavorable features.

All loans that Capitol Federal Savings makes to directors and executive officers are subject to Office of Thrift Supervision regulations restricting loans and other transactions with affiliated persons of Capitol Federal Savings.  Loans to all directors and executive officers and their associates totaled approximately $6.4 million at September 30, 2010, which was 0.7% of our equity at that date.  All loans to directors and executive officers were performing in accordance with their terms at September 30, 2010.

John C. Dicus, the father of John B. Dicus, the Company’s Chairman and Chief Executive Officer, retired as Chairman in January 2009.  Mr. John C. Dicus has continued to work for the Company as a non-executive employee and serves as Chairman Emeritus.  For the fiscal year ended September 30, 2010, Mr. John C. Dicus received a salary of $183,684, earned a bonus of $38,801 and received fees of $24,000 for his service as Chairman Emeritus.  The Company also paid a term life insurance premium on behalf of Mr. John C. Dicus of $431.  In addition, pursuant to a life insurance annuity purchased by the Bank on his behalf in 1974, Mr. John C. Dicus (or his heirs) will receive upon his retirement a 20-year monthly benefit of approximately $2,083.  The Bank no longer accrues expense for this benefit.

Item 14.  Principal Accounting Fees and Services

For the fiscal years ended September 30, 2010 and 2009, Deloitte & Touche LLP provided various audit and non-audit services to the Company. Set forth below are the aggregate fees billed for these services:

a.
Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements, for the audit pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, for the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, for statutory and regulatory audits and for consents: $911,000 – 2010; $768,000 - 2009.

b.
Audit Related Fees: Aggregate fees billed for professional services rendered related to the Conversion, audits of employee benefit plans, stand-alone audit of subsidiary and mutual holding company and agreed-upon procedures engagements: $1,175,935 – 2010; $69,800 - 2009.

c.	Tax Fees: Aggregate fees billed for professional services rendered related to tax return preparation and tax consultations: $80,495 – 2010; $91,958 - 2009.
d.	All other fees: Aggregate fees billed for all other professional services, consisting of: $6,932 – 2010; $47,000 - 2009.

The Audit Committee generally pre-approves all audit and permissible non-audit services to be provided by the independent auditors.  The Audit Committee has, however, delegated authority to the chairperson of the Audit Committee to pre-approve services not pre-approved by the Audit Committee, provided such action is reported to the Audit Committee at its next meeting.   None of the services provided by Deloitte & Touche LLP described in items (a)-(d) above was approved by the Audit Committee pursuant to a waiver of the pre-approval requirements of the SEC’s rules and regulations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL FEDERAL FINANCIAL, INC.,
as Successor to Capitol Federal Financial

Date: March 2, 2011	By:	/s/ John B. Dicus
John B. Dicus, Chairman, President and
Chief Executive Officer
(Duly Authorized Representative)

INDEX TO EXHIBITS
Exhibit Number	Document
2.0	Amended Plan of Conversion and Reorganization filed on July 29, 2010 as Exhibit 2 to the June 30, 2010 Form 10-Q and incorporated herein by reference

3(i)	Federal Stock Charter of Capitol Federal Financial*
3(ii)	Bylaws of Capitol Federal Financial filed on November 29, 2007 as Exhibit 3(ii) to the Annual
Report on Form 10-K and incorporated herein by reference

4(i)	Form of Stock Certificate of Capitol Federal Financial*
4(ii)	The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, the instruments defining the rights of the holders of the Registrant’s long-term debt.
10.1(i)	Registrant’s Thrift Plan filed on November 29, 2007 as Exhibit 10.1(i) to the Annual
Report on Form 10-K and incorporated herein by reference

10.1(ii)	Registrant’s Stock Ownership Plan filed on November 29, 2007 as Exhibit 10.1(ii) to the Annual
Report on Form 10-K and incorporated herein by reference

10.2	Registrant’s 2000 Stock Option and Incentive Plan (the “Stock Option Plan”) filed on April 13,
2000 as Appendix A to Registrant’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference

10.3	Registrant’s 2000 Recognition and Retention Plan (the “RRP”) filed on April 13, 2000 as
Appendix B to Registrant’s Revised Proxy Statement (File No. 000-25391) and incorporated herein by reference

10.4	Capitol Federal Financial Deferred Incentive Bonus Plan, as amended, filed on May 5, 2009 as Exhibit 10.4 to the March 31, 2009 Form 10-Q and incorporated herein by reference

10.5	Form of Incentive Stock Option Agreement under the Stock Option Plan filed on February 4, 2005 as Exhibit 10.5 to the December 31, 2004 Form 10-Q and incorporated herein by reference
10.6	Form of Non-Qualified Stock Option Agreement under the Stock Option Plan filed on February 4,
2005 as Exhibit 10.6 to the December 31, 2004 Form 10-Q and incorporated herein by reference
10.7	Form of Restricted Stock Agreement under the RRP filed on February 4, 2005 as Exhibit 10.7 to the
December 31, 2004 Form 10-Q and incorporated herein by reference
10.8	Description of Named Executive Officer Salary and Bonus Arrangements ****

10.9	Description of Director Fee Arrangements filed on February 4, 2010 as Exhibit 10.9 to the
December 31, 2009 Form 10-Q and incorporated herein by reference****
10.10	Short-Term Performance Plan filed on December 1, 2008 as Exhibit 10.10 to the Annual
Report on Form 10-K for the fiscal year ended September 30, 2008 and incorporated herein by reference

11	Statement re: computation of earnings per share**
13	Annual Report to Stockholders****
14	Code of Ethics***
21	Subsidiaries of the Registrant****
23	Consent of Independent Registered Public Accounting Firm****
31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, Chief Executive Officer, and President
31.2	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 made by Kent G. Townsend, Executive Vice President and Chief Financial Officer
32
Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 made by John B. Dicus, Chairman, Chief Executive Officer and President, and Kent G. Townsend, Executive Vice President and Chief Financial Officer

101
The following information from the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, filed with the SEC on November 29, 2010, has been formatted in eXtensible Business Reporting Language: (i) Consolidated Statements of Financial Condition at September 30, 2010 and 2009, (ii) Consolidated Statements of Operations for the year ended September 30, 2010, 2009, and 2008 (iii) Consolidated Statements of Changes in Stockholders’ Equity for the year ended September 30, 2010, 2009, and 2008 (iv) Consolidated Statements of Cash Flows for the year ended September 30, 2010 and 2009, and (v) Notes to the Audited Consolidated Financial Statements *****

   *Incorporated by reference from Capitol Federal Financial’s Registration Statement on Form S-1 (File No. 333-68363) filed on February 11, 1999, as amended and declared effective on the same date.

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

****Included as an exhibit to the original filing of Capitol Federal Financial’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

***** Included as an exhibit to the original filing of Capitol Federal Financial’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.   Pursuant to SEC rules, this exhibit will not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.